Form 10-Q/A
period 1994-03-31
ASI HOLDING CORP
filed 1994-05-17
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                FORM 10-Q/A


                 Amendment to Application or Report Filed
                Pursuant to Section 12, 13 or 15(D) of the
                      Securities Exchange Act of 1934


                          ASI HOLDING CORPORATION
Commission File No. 33-23070


                              Amendment No. 1
                     to Quarterly Report on Form 10-Q
for Three Months Ended March 31, 1994


         The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the three months ended March 31, 1994 (the Form 10-Q) as set forth below and in the pages attached hereto.


                                 Form 10-Q
                                 Item No.
- - -----------------------------------------------

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Page 10, line 26     "In connection with this arrangement, American
                         Standard Inc. received $22.5 million of which $8
                         million was for assets transferred and $10.5 million for technologies transferred."

    Amended to read:     "In connection with this arrangement, American
                         Standard Inc. received $22.5 million of which $8
                         million was for assets transferred and $14.5 million an initial preferred distribution."

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

In May 1994 a subsidiary of the Company, Standard Compressors Inc., concluded the final arrangements for a partnership formed in December 1993 with Heatcraft Technologies Inc., a subsidiary of Heatcraft Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. Each partner has a 50% interest in the joint venture, called Alliance Compressors, which initially will manufacture reciprocating compressors in a section of the Company's existing facility in Tyler, Texas. Construction of a new facility in Natchitoches, Louisiana, for the manufacture of scroll compressors for use in residential air conditioners is expected to begin later in 1994, with startup scheduled for late 1995. In connection with this arrangement, American Standard Inc. received $22.5 million of which $8 million was for assets transferred and $14.5 million an initial preferred distribution. It is contemplated that American Standard Inc. will receive two additional payments of $10 million each upon achieving technological and manufacturing milestones.

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

                                 SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.






                                          ASI HOLDING CORPORATION




                                       By:    G. Ronald Simon
                                       (Vice President and Controller)
                                         (also signing as Principal
                                             Accounting Officer)









May 17 , 1994