Form 10-Q
period 1994-09-30
AMERICAN STANDARD COMPANIES INC
filed 1994-11-10
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/ X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1994
                               -------------------

                               OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                        Commission file number 33-23070

                         AMERICAN STANDARD COMPANIES INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                        13-3465896
- -------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


One Centennial Avenue, Piscataway, NJ                       08855-6820
- -------------------------------------                       ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (908) 980-6000
                                                          --------------

                            ASI Holding Corporation
                            -----------------------
                1114 Avenue of the Americas, New York, NY 10036
                -----------------------------------------------
                    (Former name, former address and former
                   fiscal year if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes    X       No
                                                        -------       -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common stock, $.01 par value, outstanding at
        October 31, 1994                                 24,420,767
                                                         ----------
                                                            (shares)

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                       (FORMERLY ASI HOLDING CORPORATION)
                   UNAUDITED SUMMARY STATEMENT OF OPERATIONS

AMERICAN STANDARD COMPANIES INC. (formerly named ASI Holding Corporation) (the "Company") is a Delaware corporation organized in March 1988, and it has as its only significant asset all the outstanding common stock of American Standard Inc. Hereinafter, "the Company" will refer to American Standard Companies Inc. or to its subsidiary, American Standard Inc., as the context requires.

The following summary statement of operations of the Company and subsidiaries for the three months and nine months ended September 30, 1994 and 1993 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary to a fair statement for those periods have been included. Results for the three- and nine-month periods of 1994 are not necessarily indicative of results for the entire year.

                                                                        (Dollars in millions)
                                                                       (except per share data)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                      --------------------------        --------------------------
                                                         1994             1993             1994             1993
                                                      ---------        ---------        ---------        ---------
SALES                                                 $ 1,188.8        $   976.5        $ 3,308.9        $ 2,851.4
                                                      ---------        ---------        ---------        ---------

COSTS AND EXPENSES
Cost of sales                                             883.5            727.7          2,487.1          2,132.7
Selling and administrative expenses                       203.0            171.4            569.5            511.9
Other expense                                              10.5              7.2             24.9             26.8
Interest expense                                           65.6             66.1            194.3            213.6
                                                      ---------        ---------        ---------        ---------
                                                        1,162.6            972.4          3,275.8          2,885.0
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                       26.2              4.1             33.1            (33.6)
Income taxes                                               15.1              7.2             46.7             21.4
                                                      ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS                                       11.1             (3.1)           (13.6)           (55.0)
Extraordinary loss                                            -                -                -            (91.9)
                                                      ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                          11.1             (3.1)           (13.6)          (146.9)
Preferred stock dividend                                      -                -                -             (8.6)
                                                      ---------        ---------        ---------        ---------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                                       $    11.1        $    (3.1)       $   (13.6)       $  (155.5)
                                                      =========        =========        =========        =========
Income (loss) per common share:
Income (loss) before extraordinary
  loss                                                      .46        $    (.13)       $    (.57)       $   (2.68)
Extraordinary loss                                            -                -                -            (3.88)
                                                      ---------        ---------        ---------        ---------
NET INCOME (LOSS) PER COMMON SHARE                    $     .46        $    (.13)       $    (.57)       $   (6.56)
                                                      =========        =========        =========        =========
Average number of outstanding
  shares and equivalents                              23,981,479       23,689,933       23,964,610       23,714,939


                            See accompanying notes.

               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                       (formerly ASI Holding Corporation)

                        UNAUDITED SUMMARY BALANCE SHEET
                             (Dollars in millions)

                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                        1994                    1993
                                                                     ----------             -----------
CURRENT ASSETS
Cash and certificates of deposit                                       $   62.9                $   53.2
Cash in escrow                                                                -                      .9
Accounts receivable                                                       649.6                   507.3
Inventories
  Finished products                                                       237.6                   169.0
  Products in process                                                      88.0                    78.0
  Raw materials                                                            94.9                    78.8
                                                                       --------                --------
                                                                          420.5                   325.8
Other current assets                                                       59.5                    54.5
                                                                       --------                --------
TOTAL CURRENT ASSETS                                                    1,192.5                   941.7

FACILITIES, less accumulated depreciation:
  Sept. 1994 - $429.6; Dec. 1993 - $354.6                                 800.6                   820.5
GOODWILL                                                                1,073.8                 1,025.8
OTHER ASSETS                                                              213.8                   199.1
                                                                       --------                --------
                                                                       $3,280.7                $2,987.1
                                                                       ========                ========
CURRENT LIABILITIES
Loans payable to banks                                                 $  100.0                $   38.0
Current maturities of long-term debt                                      130.1                   106.0
Accounts payable                                                          304.2                   307.3
Accrued payrolls                                                          157.5                    99.8
Other accrued liabilities                                                 363.5                   263.3
Taxes on income                                                            36.5                    47.0
                                                                       --------                --------
TOTAL CURRENT LIABILITIES                                               1,091.8                   861.4

LONG-TERM DEBT                                                          2,144.8                 2,191.7
OTHER LIABILITIES                                                         734.0                   656.8
                                                                       --------                --------
TOTAL LIABILITIES                                                       3,970.6                 3,709.9

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 28,000,000 shares
  authorized; 24,424,831 shares issued and
  outstanding in 1994, 23,858,335 in 1993                                    .2                      .2
Capital surplus                                                           197.0                   188.7
ESOP shares                                                                 (.4)                   (4.3)
Subscriptions receivable                                                   (2.1)                   (2.6)
Accumulated deficit                                                      (763.6)                 (750.0)
Foreign currency translation effects                                     (115.4)                 (149.2)
Minimum pension liability adjustment                                       (5.6)                   (5.6)
                                                                       --------                 -------

TOTAL STOCKHOLDERS' DEFICIT                                              (689.9)                 (722.8)
                                                                       --------                 -------
                                                                       $3,280.7                $2,987.1
                                                                       ========                ========

                            See accompanying notes.

               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                       (formerly ASI Holding Corporation)

                   UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              --------------------------------
                                                                                  1994                 1993
                                                                              -----------          -----------
Cash provided (used) by -
  Operating activities:
      Net loss before extraordinary loss                                        $  (13.6)           $  (55.0)
      Depreciation and asset loss provision                                         95.3                81.0
      Amortization of goodwill                                                      23.4                23.2
      Non-cash interest                                                             39.5                52.0
      Accrued interest                                                              31.5                36.6
      Amortization of debt issuance costs                                           11.0                 8.4
      Non-cash stock compensation                                                   21.0                19.0
      Changes in working capital invested in operations                           (128.4)              (88.5)
      Timing differences in funding                                                 47.7                (3.3)
                                                                                 -------            --------
                                                                                   127.4                73.4
                                                                                 -------            --------
  Investing activities:
      Purchase of property, plant and equipment                                    (50.3)              (46.3)
      Investment in affiliated companies                                           (12.9)               (8.1)
      Proceeds from disposals of property, plant
        and equipment                                                               11.1                 2.1
      Other                                                                         (2.1)                4.5
                                                                                 -------            --------
                                                                                   (54.2)              (47.8)
                                                                                 -------            --------
  Financing activities:
      Proceeds from issuance of senior securities                                      -               650.0
      Proceeds from term loans                                                         -               750.0
      Repayment of term loans                                                     (101.3)             (454.6)
      Repayment of senior securities                                                   -              (915.9)
      Premiums on redemption of senior securities                                      -               (44.9)
      Net revolver borrowings                                                       62.5                91.4
      Net decrease in short-term debt                                              (12.8)              (54.6)
      Proceeds from other long-term debt                                             9.3                 3.6
      Repayments of other long-term debt                                           (16.6)              (11.5)
      Common stock repurchases                                                      (4.3)               (3.6)
      ESOP stock repurchases                                                        (3.7)               (3.3)
      Repayment of stock subscriptions receivable                                     .4                  .4
      Other financing costs                                                            -               (77.0)
                                                                                 -------            --------
                                                                                   (66.5)              (70.0)
                                                                                 -------            --------
Increase (decrease) in cash and certificates of
        deposit excluding translation effects                                        6.7               (44.4)
Effect of exchange rate changes on cash and
        certificates of deposit                                                      3.0                (2.6)
                                                                                 -------            --------
Net increase (decrease) in cash and
        certificates of deposit                                                      9.7               (47.0)
Cash and certificates of deposit at beginning of period                             53.2               111.5
                                                                                 -------            --------

Cash and certificates of deposit at end of period                               $   62.9            $   64.5
                                                                                ========            ========

                            See accompanying notes.

                  AMERICAN STANDARD COMPANIES AND SUBSIDIARIES
                       (FORMERLY ASI HOLDING CORPORATION)

                     NOTES TO SUMMARY FINANCIAL STATEMENTS


      (1) Included in the nine months ended September 30, 1994, are charges of $26 million related to: employee severance ($20 million); the consolidation of production facilities ($5 million); and the implementation of other cost reduction actions ($1 million). Other than costs related to the consolidation of production facilities (which costs will be liquidated over several years), these charges will be paid by June 30, 1995. In addition the 1994 period includes $14 million of reserves for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives. Of the total of $40 million, $36 million was included in cost of sales. The comparable period of 1993 included $8 million of charges for plant shutdowns and other cost reduction actions.

      (2) As described in Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1993, there are pending German tax issues for the years 1984 through 1990. There has been no significant change in the status of these issues since December 31, 1993.

      (3) On October 21, 1994, the Company's existing credit agreement (the "Existing Credit Agreement") was amended to provide for an additional term loan of $325 million (the "October Borrowing") to the Company, the proceeds of which will be applied to redeem on November 21, 1994, all of the $316.8 million in aggregate principal amount of the Company's 14-1/4% Subordinated Discount Debentures and 12-3/4% Junior Subordinated Debentures and to pay redemption premiums of $4.4 million and debt issuance costs of $3.8 million. The Company will incur an extraordinary loss estimated to be $8.7 million related to redemptions of debt described above. The Company entered into an interest rate swap agreement to fix the interest rate on the October Borrowing at 8.94% for a period of 105 days commencing October 25, 1994.

      (4) The Company has filed a registration statement with the Securities and Exchange Commisision pursuant to which it plans to offer common stock to the public both in the U.S. and outside the U.S. (the "Offerings"). If completed, the Offerings are anticipated to provide gross proceeds of approximately $300 million to the Company (assuming no exercise of the Underwriters' over-allotment options). The net proceeds of the Offering would be used to reduce bank borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Introduction

      American Standard Inc. was acquired by American Standard Companies Inc., a Delaware Corporation, on April 27, 1988. As a result of this acquisition, results of operations since that date include purchase price accounting adjustments and reflect a highly leveraged capital structure.


                              SUMMARY SEGMENT DATA
                             (Dollars in millions)
                                  (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                ----------------------         ----------------------
SALES:                                           1994             1993          1994             1993
                                                ------          -------        ------           ------
Air Conditioning Products                       $  693          $  564         $1,861           $1,556
Plumbing Products                                  308             278            905              875
Transportation Products                            188             134            543              420
                                                ------          ------         ------           ------

Total sales                                     $1,189          $  976         $3,309           $2,851
                                                ======          ======         ======           ======

OPERATING INCOME:

Air Conditioning Products                       $   66          $   58         $  164           $  123
Plumbing Products                                   29              22             88               87
Transportation Products                             19              14             39               34
                                                ------          ------         ------           ------

Total operating income                             114              94            291              244

Interest expense                                    66              66            194              213
Corporate costs                                     22              24             64               65
                                                ------          ------         ------           ------
Income (loss) before income taxes
 and extraordinary loss                         $   26          $    4         $   33           $  (34)
                                                ======          ======         ======           ======

RESULTS OF OPERATIONS: THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF 1993

      Consolidated sales for the third quarter of 1994 were $1,189 million, an increase of $213 million, or 22% (20% excluding the favorable effects of foreign exchange), from $976 million in the third quarter of 1993. Sales increased for all three segments with gains of 23% for Air Conditioning Products, 11% for Plumbing Products, and 40% for Transportation Products.

      Operating income for the third quarter of 1994 was $114 million, an increase of $20 million, or 21% (18% excluding the favorable effects of foreign exchange), from $94 million in the third quarter of 1993. Operating income increased 14% for Air Conditioning Products, 32% for Plumbing Products, and 36% for Transportation Products.

      Consolidated sales for the first nine months of 1994 were $3,309 million, an increase of $458 million, or 16% (with little effect from foreign exchange), from $2,851 million for the first nine months of 1993. Sales increased for all three segments with gains of 20% for Air Conditioning Products, 3% for Plumbing Products, and 29% for Transportation Products.

      Operating income for the first nine months of 1994 was $291 million, an increase of $47 million, or 19% (with little effect from foreign exchange), from $244 million in first nine months of 1993. Operating income increased 33% for Air Conditioning Products, was flat for Plumbing Products, and increased 15% for Transportation Products. Operating income for the first nine months of 1994 reflected charges (recorded in the second quarter) of $26 million related to: employee severance ($20 million); the consolidation of production facilities ($5 million); and the implementation of other cost reduction actions ($1 million). Other than costs related to the consolidation of production facilities (which costs will be liquidated over several years), these charges will be paid by June 30, 1995. In the second quarter of 1994, the Company also provided $14 million of reserves for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives. The first nine months of 1993 included $8 million of charges for plant shutdowns and other cost reduction actions. Excluding those charges from the respective nine month periods, operating income would have increased to $331 million from $252 million, or 31%, in the 1994 period over the 1993 period.

      Sales of Air Conditioning Products increased 23% (with little effect from foreign exchange) to $693 million for the third quarter of 1994 from $564 million for the third quarter of 1993. The Unitary Products Group achieved a gain of 25% because of higher volume (as a result of improved markets and gains in market share) and a shift to newer, larger-capacity, higher-efficiency products, offset in part by the effect of lower prices for certain products due to competitive pressures. Sales of the Commercial Systems Group increased by 16% primarily because of improved markets, gains in market share, and the acquisition of additional sales offices in the latter

RESULTS OF OPERATIONS: THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF 1993

half of 1993. For the International Group sales increased 31%, principally due to volume increases in the Far East and Latin America. For the first nine months of 1994 sales of Air Conditioning Products increased 20% (with little effect from foreign exchange) to $1,861 million from $1,556 million for the first nine months of 1993, for the same reasons cited for the third quarter gains.

       Operating income of Air Conditioning Products increased 14%, to $66 million in the third quarter of 1994 from $58 million in the third quarter of 1993. This gain was primarily the result of increased operating income for the Unitary Products Group because of higher sales and cost reductions offset partly by an overall loss for the International Group. The Commercial Systems Group was flat with the third quarter of 1993, as volume gains in the U.S. were offset by lower prices and lower results in Canada. Despite higher sales, the International Group experienced an overall decrease in operating results; a decline for the European group was partly offset by a small gain for the Latin American and Far East operations. The decline in European group results was attributable to continued poor economic conditions and competitive pricing pressures. The improvement in Latin American and Far East Operations was principally attributable to higher sales. Operating income for Air Conditioning Products for the first nine months of 1994 increased 33% to $164 million from $123 million for the first nine months of 1993, principally for the reasons cited for the third quarter and volume gains for the Commercial Systems Group in the first half of 1994.

       Sales of Plumbing Products increased 11% (8% excluding the favorable effects of foreign exchange) to $308 million for the third quarter of 1994 from $278 million for the third quarter of 1993. The improvement resulted from sales increases of 7% (4% excluding the favorable effects of foreign exchange) for the European Plumbing Products Group and 32% for the U.S. Plumbing Products Group, offset partly by a decline of 4% for the Far East and Americas International Groups on a combined basis. Sales of the European Plumbing Products Group increased primarily because of volume and price gains as economic conditions in several countries (particularly Italy, the United Kingdom ("U.K.") and Germany) showed modest improvement over the prior year period. Sales of the U.S. Plumbing Products Group increased as a result of improved markets and an expanded retail customer base. Exchange-adjusted sales decreased overall for the Far East Group primarily because of the deconsolidation of operations in the People's Republic of China (the "PRC") which in April 1994 were contributed to a new joint venture, American Standard China Plumbing Products Limited ("ASPPL"); otherwise Far East sales increased (primarily due to higher volumes in Thailand). The Americas International Group also declined (primarily due to lower sales in Canada where poor economic conditions continued, and in Brazil, offset partly by an increase in Mexico). Sales for Plumbing Products increased 3% (6% excluding the unfavorable effects of foreign exchange) to $905 million for the first nine months of 1994 from $875 million for the first nine months of 1993, primarily for the reasons mentioned for the third quarter.

RESULTS OF OPERATIONS: THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF 1993

       Operating income of Plumbing Products was $29 million in the third quarter of 1994 compared with $22 million for the similar period of 1993, an increase of 32% (21% excluding the favorable effects of foreign exchange). Operating income for the European Plumbing Products Group increased because of price and volume gains in Italy, the U.K. and Germany, and cost reductions in most operations. Results for the U.S. Plumbing Products Group improved because of the higher sales and cost reductions. Operating income of the Far East and Americas International Groups on a combined basis decreased because of the deconsolidation of operations in the PRC, a larger loss in Canada and decreased profitability in Brazil and the Philippines, partly offset by increased operating income in Thailand and Korea. Operating income for the Plumbing Products Group for the first nine months of 1994 was $88 million compared with $87 million for the first nine months of 1993, primarily for reasons corresponding to those cited for the third quarter. This improvement was achieved despite a loss provision in the second quarter of 1994 of $14 million related to certain assets (principally machinery and equipment used in the production of chinaware) that will be disposed of prior to the expiration of their originally estimated useful lives. Overall Plumbing Products results were also negatively affected by a provision of $5 million related to employee severance compared with $1 million of similar charges in 1993. Excluding these provisions from the respective periods operating income would have increased to $107 million from $88 million, or 22%, in the nine-month 1994 period over the 1993 period.

       Sales of Transportation Products for the third quarter of 1994 were $188 million, an increase of 40% (32% excluding the favorable effects of foreign exchange), from $134 million in the first quarter of 1993. More than half of the gain resulted from a 34% increase in the unit volume of truck and bus production in Western Europe and a 6% increase in aftermarket sales. Approximately 35% of the gain (on an exchange-adjusted basis) was the sales of Perrot ($16 million), a German brake manufacturer which was acquired in January 1994. Sales volumes were significantly higher in the U.K. (as a result of the growing utility vehicle business in that country), in Sweden (where truck manufacturing increased by approximately 50%), and in Brazil, France and Spain where demand also increased. Sales of Transportation Products for the first nine months of 1994 were $543 million, an increase of 29% (with little effect from foreign exchange), from $420 million in the first nine months of 1993, as similar volume increases have been achieved in all three quarters of 1994 compared to the prior year periods, as well as the sales of Perrot ($46 million).

       Operating income for Transportation Products was $19 million in the third quarter of 1994, an increase of 36% (31% excluding the effects of foreign exchange) compared with $14 million in the third quarter of 1993. The increase was primarily attributable to increased sales volume and the effect of cost reductions, partly offset by a small loss experienced by the Perrot operation. Operating income for the first nine months of 1994 was $39 million, an increase of 15% (with little effect from foreign exchange) compared with $34 million in the first nine months of 1993, for the same reasons cited for the third quarter. That increase was achieved

RESULTS OF OPERATIONS: THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF 1993

despite charges of $14 million recorded in the second quarter of 1994 related to employee severance ($10 million) and the consolidation of production facilities ($4 million). Charges of a similar nature in the 1993 nine month period totalled $2 million. Excluding those charges from the respective periods, operating income would have increased to $53 million from $36 million, or 47%, in the 1994 period over the 1993 period.


       Financial Review

       The Company's financing and corporate costs for the third quarter of 1994 were $88 million, a decrease from $90 million in the third quarter of 1993. Corporate costs decreased $2 million primarily because of favorable foreign exchange transaction effects. The Company's financing and corporate costs for the first nine months of 1994 were $258 million, a decrease from $278 million in the first nine months of 1993. As a result of lower overall interest rates on debt issued as part of the 1993 Refinancing ("the 1993 Refinancing"), interest expense decreased $19 million, despite a $9 million increase in interest expense related to the 12-3/4% Junior Subordinated Debentures issued in June 1993 in exchange for the Company's 12-3/4% Exchangeable Preferred Stock.

       For the three months and nine months ended September 30, 1994 the income tax provisions were $15 million and $47 million, respectively, on income before income taxes and extraordinary loss of $26 million and $33 million, respectively. The tax provisions for the three and nine months ended September 30, 1993 were $7 million and $21 million, respectively, despite $4 million of income before income taxes and extraordinary loss for the third quarter, and a $34 million loss before income taxes and extraordinary loss for the nine month period. These provisions reflected the annualized estimate of taxes payable on those foreign operations that are expected to be profitable, offset partly in the 1993 period by tax benefits from certain foreign net operating losses. The provision for the three month and nine month periods of 1994 was adversely affected by less favorable tax treatment with respect to certain foreign income, primarily in Germany (see "Liquidity and Capital Resources"). The unusual relationship between the pre-tax results and the tax provision for all periods is explained by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and the share allocations made by the Company's ESOP as well as by tax rate differences and withholding taxes on foreign earnings.

       As a result of the 1993 Refinancing the nine-month period of 1993 included an extraordinary charge of $92 million related to the debt retired (including call premiums, the write-off of unamortized debt issuance costs, and loss on cancellation of foreign currency swap contracts), on which no tax benefit was available.

RESULTS OF OPERATIONS: THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF 1993

Liquidity and Capital Resources

       Net cash provided by operating activities, after cash interest paid of $114 million, was $127 million for the nine months ended September 30, 1994, compared with $73 million in the comparable period of 1993. The $54 million increase resulted primarily from improved operating results ($41 million), a non-cash asset loss provision ($14 million) and an increase in timing differences in funding ($51 million, principally accruals for severance and facilities consolidations, income taxes and employee compensation), offset in part by a decrease in non-cash interest costs ($13 million) and an increase in working capital invested in operations during the 1994 period ($40 million, principally attributable to higher sales volumes). The other principal source of cash was net borrowings of $63 million from the $242 million revolving credit facility (the "Revolving Credit Facility") available under the Company's Existing Credit Agreement. The principal uses of cash in the 1994 period were repayments of $101 million of bank term loans and capital expenditures of $63 million, including $13 million of investments in affiliated companies.

       In October 1994 the Existing Credit Agreement was amended to provide an additional term loan of $325 million to the Company, the net proceeds of which will be used to redeem on November 21, 1994, $316.8 million in aggregate principal amount of the Company's 14-1/4% Subordinated Discount Debentures Due 2003 and 12-3/4% Junior Subordinated Debentures Due 2003 and to pay redemption premiums of $4.4 million and debt issuance costs of $3.8 million.

       The Company has filed a registration statement pursuant to which it plans to offer to the public common stock, both in the U.S. and outside the U.S. (the "Offerings"). If completed the Offerings are anticipated to provide gross proceeds of approximately $300 million to the Company (assuming no exercise of the underwriters' over-allotment options). The net proceeds of the Offerings would be used to reduce bank borrowings. The Company is also seeking to amend and restate its Existing Credit Agreement to provide for increased borrowing capacity, less restrictive covenants and lower interest costs (the "New Credit Facility").

       As of September 30, 1994, there was $118 million available under the Revolving Credit Facility after reduction for borrowings and for $54 million of letters of credit outstanding thereunder. In addition, the Company's foreign subsidiaries had $60 million available under overdraft facilities which can be withdrawn by the banks at any time.

       Through 1998 after giving effect to the October Borrowing and the application of net proceeds therefrom, the Company's annual

RESULTS OF OPERATIONS: THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF 1993

scheduled debt maturities will approximate $130 million. Those maturities do not reflect the anticipated reduction upon completion of the Offerings and the application of the proceeds therefrom to further reduce debt. The Company believes that the amounts available from operating cash flows, funds available under the Revolving Credit Facility and future debt or equity financings (including the Offerings, and the New Credit Facility) will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future.

       In February 1994 the Company obtained an amendment to the Existing Credit Agreement that among other things relaxed certain financial tests and covenants. The Company believes that it will comply with the amended financial tests and covenants but may have to obtain similar amendments or waivers in the future.

       In connection with examinations of the tax returns of American Standard's German subsidiaries for the years 1984 through 1990, the German tax authorities have raised questions regarding the treatment of certain significant matters. The Company has paid approximately $20 million (using September 30, 1994 exchange rates) of a disputed German income tax. A suit is pending to obtain a refund of this tax. The Company anticipates that the German tax authorities may propose other adjustments (principally relating to the 1988 to 1990 period) resulting in additional taxes of up to approximately $120 million (using September 30, 1994 exchange rates), plus interest, for the tax return years under audit. In addition, significant transactions similar to those which gave rise to the possible adjustments referred to above occurred in years subsequent to 1990. If the German tax authorities should propose adjustments for the 1988-1990 period, they might, after future tax audits, propose tax adjustments that are comparable for years 1991 to 1993. American Standard, on the basis of the opinion of German legal counsel, believes the tax returns are substantially correct as filed and any such adjustments would be inappropriate and intends to contest vigorously any adjustments which have been or may be assessed. Accordingly, the Company had not recorded any loss contingency at September 30, 1994 with respect to such matters.

       Under German tax law, if an assessment is made for the years under audit, the authorities may demand immediate payment of the amount assessed prior to final resolution of the issues. (The same principles would apply as to any assessment in connection with possible audits for subsequent years.) American Standard believes, however, on the basis of the opinion of German legal counsel, that it is highly likely that a suspension of payment pending final resolution would be obtained. If immediate payment were required, the Company expects that it will be able to meet such payment from available sources of liquidity or credit support but that future cash flows and capital expenditures, and subsequent results of operations for any particular quarterly or annual period, could be adversely affected.

       As a result of recent changes in German tax legislation, the Company's tax provisions in 1994 and thereafter will be higher in Germany. As a result of this German tax legislation and the related additional tax provisions, the Company believes its exposure to the issues under the audit referred to above will be reduced for 1994 and future years.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

           EX-27  Financial Data Schedule


(b)        Reports on Form 8-K for the quarter ended September 30, 1994.

           None

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AMERICAN STANDARD COMPANIES INC.




                                          By:     G. Ronald Simon
                                          ------------------------------
                                          (Vice President and Controller)
                                            (also signing as Principal
                                                 Accounting Officer)





November 10, 1994

                                EXHIBIT INDEX

                                                               Sequentially
                                                                   Numbered
Exhibit No.                      Description                       Page No.
- ----------                    ------------------              ------------
Ex-27                       Financial Data Schedule