Form 10-K405
period 1994-12-31
AMERICAN STANDARD COMPANIES INC
filed 1995-03-31
CIK 836102

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, 20549

                                                     FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended December 31, 1994

[   ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of
      1934 For the transition period from                     to

                         Commission File Number 1-11415

                        AMERICAN STANDARD COMPANIES INC.
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                                        13-3465896
(State or other jurisdiction of                                                 (I.R.S. Employer
incorporation or organization)                                                Identification No.)
One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey                       08855-6820
(Address of principal executive office)                                           (Zip Code)

Registrant's telephone number, including area code: (908) 980-6000
Securities registered pursuant to Section 12(b) of the Act:
  Title of each class              Name of each exchange on which registered
 Common Stock, $.01 par value                    New York Stock Exchange, Inc.
    (and associated Common Stock Rights)

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable; the Common Stock was first registered as a class of securities pursuant to Section 12(b) of the Securities Exchange Act of 1934 on February 2, 1995.)

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 10 , 1995 was $628,233,963 based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 10, 1995:

  Common Stock, $.01 par value                               76,044,757  Shares


Documents incorporated by reference:                 Part of the Form 10-K into
  Document (Portions only)                       which document is incorporated.
Annual Report to Stockholders for the year                   Parts I, II and IV
ended December 31, 1994

Definitive Proxy Statement dated March 27,
1995 for use in connection with the Annual Meeting
of Stockholders to be held on May 4 , 1995                            Part III




                                                 TABLE OF CONTENTS

                                                                                 Page

                                                       PART I

Item 1.         Business.                                                          1
Item 2.         Properties.                                                       15
Item 3.         Legal Proceedings.                                                16
Item 4.         Submission of Matters to a Vote of Security Holders.              17
                Executive Officers of the Registrant.                             18

                                                      PART II

Item 5.         Market for the Registrant's Common Equity and Related
                   Stockholder Matters.                                           21
Item 6.         Selected Financial Data.                                          22
Item 7.         Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations.                                   23
Item 8.         Financial Statements and Supplementary Data.                      23
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.                          23


                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant.               24
Item 11.        Executive Compensation.                                           24
Item 12.        Security Ownership of Certain Beneficial Owners and Management.   24
Item 13.        Certain Relationships and Related Transactions.                   24


                                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.  25

                                                    PART I


ITEM 1.   BUSINESS

 American Standard Companies Inc. (the "Company") is a Delaware corporation that has as its only significant asset all the outstanding common stock of American Standard Inc., a Delaware corporation ("American Standard Inc."). Hereinafter, "American Standard" or "the Company" will refer to the Company, or to the Company and American Standard Inc., including its subsidiaries, as the context requires. The Company was formed in 1988 by Kelso & Company, L.P. ("Kelso") to effect the acquisition (the "Acquisition") of American Standard Inc. The Company changed its name from ASI Holding Corporation to American Standard Companies Inc. in November 1994. In the first quarter of 1995 the Company sold 15,112,300 shares of its common stock at $20 per share in an initial public offering (the "Offering"), which yielded net proceeds of approximately $282 million which were used to reduce indebtedness.

American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (56% of 1994 sales); bathroom and kitchen fixtures and fittings (27% of 1994 sales); and braking control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (17% of 1994 sales). American Standard is a market leader in each of these business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN-STANDARD(R) for air conditioning systems, AMERICAN-STANDARD(R), IDEAL-STANDARD(R) and STANDARD(R) for plumbing products and WABCO(R) for braking and related systems. The Company emphasizes technologically advanced products such as air
conditioning   systems   that   utilize    energy-efficient    compressors   and
environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") that utilize electronic controls. At December 31, 1994, American Standard had 94 manufacturing facilities in 32 countries.


Overview of Business Segments

 American Standard operates three business segments:  Air Conditioning Products,
Plumbing  Products  and  Automotive  Products  (formerly  named   Transportation
Products).

 Air Conditioning Products. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air Conditioning Products manufactures "applied" (custom engineered, site-assembled) and "unitary" (self-contained, factory-assembled) air conditioning systems that are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Over one-half of Air Conditioning Products' sales in 1994 was in the replacement, renovation and repair markets which have been less cyclical than the new residential and commercial construction markets. Air Conditioning Products' sales in these periods to the commercial and residential markets represented approximately 75% and 25%, respectively, of Air Conditioning Products' total sales. Management believes that Air Conditioning Products is well positioned for growth because of its high quality, brand-name products, significant existing market shares, the introduction of new product features such as electronic controls, the expansion of its broad distribution network and conversion to environmentally-preferred refrigerants.


 Plumbing Products. American Standard is a leading manufacturer in Europe and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN-STANDARD(R), IDEAL-STANDARD(R) and STANDARD(R) names. Management believes that Plumbing Products is well positioned for growth due to the high quality of its brand-name products, significant existing market shares in a number of countries and the expansion of existing operations in developing market areas throughout the world (principally the Far East, Latin America and Eastern Europe).

 Automotive Products. Automotive Products is a leading manufacturer, primarily in Europe and Brazil, of brake and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems (including antilock braking systems) marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. American Standard supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that Automotive Products is well positioned to benefit from improved market conditions in Europe and Brazil and increasing demand in a number of markets (including the U.S. commercial and utility vehicle markets) for ABS and other sophisticated electronic control systems, as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

Strategy

  Globalization

 American Standard has historically had a significant global presence. One of its major strategic objectives is to continue to expand that presence through the growth of existing operations and the establishment of new operations in developing market areas in the Far East, Latin America and Eastern Europe. The Company often uses joint ventures with local manufacturing and distribution partners to facilitate risk sharing and to allow the Company to benefit from the additional expertise of local market participants.

 Air Conditioning Products plans to continue to expand its operations in the Far East, Latin America and Europe. It has recently established a joint venture in Australia and is establishing joint ventures in the Peoples Republic of China ("PRC"). Air Conditioning Products also recently expanded its sales forces in the Far East and Latin America.

 Plumbing Products entered new markets through joint ventures in Eastern Europe, Spain and Portugal and is continuing to expand using this approach. Plumbing Products is significantly expanding its operations in the PRC through its affiliate, A-S China Plumbing Products Limited ("ASPPL"), to which American Standard is obligated to contribute $10 million and has contributed an operation valued at $20 million for an initial ownership position of 27% with effective control over day-to-day operations. In April 1994, ASPPL received other capital commitments of $82.5 million. As of December 31, 1994, ASPPL had drawn down approximately $6.7 million of American Standard's $10 million capital commitment and approximately $55 million of the capital commitments of its other investors. ASPPL is expanding its operations to Beijing, Tianjin, Shanghai and Guangzhou in order to provide a full product line of fixtures, fittings, and bathtubs throughout the PRC market. ASPPL has entered into six joint ventures with local business concerns which, together with one wholly-owned operation, have received business licenses from Chinese government authorities. These include two chinaware manufacturing facilities currently under construction, an existing chinaware manufacturing facility being expanded and two operating fittings plants and two operating steel tub factories. The Company's ownership interest in ASPPL is expected to increase over time to up to 51% of the equity of ASPPL through reinvestment of royalties and management fees and may increase above that level through additional stock purchases.

 Automotive Products, headquartered in Europe, has recently acquired a business in Spain, is in the process of establishing joint ventures in the PRC and Eastern Europe and plans to expand its existing joint ventures in Japan and the United States.

  Demand Flow Technology

 To build on its position as a leader in each of its industries and to increase sales and operating income, American Standard began in 1990 to apply Demand Flow methods to all its businesses. Under Demand Flow, products are produced as and when required by the customer, the production process is streamlined, and quality control is integrated into each step of the manufacturing process. The benefits of Demand Flow include better customer service, quicker response to changing market needs, improved quality control, higher productivity, increased inventory turnover rates and reduced requirements for working capital and manufacturing and warehouse space.

 As part of American Standard's strategy to integrate Demand Flow into all of its operations, over 75% of American Standard's approximately 38,000 employees worldwide had been trained in Demand Flow as of December 31, 1994. Demand Flow has been implemented in substantially all of American Standard's production facilities. In addition, American Standard is implementing Demand Flow methods in its acquired operations such as Perrot, a German brake manufacturer acquired in January 1994. American Standard is also applying Demand Flow to administrative functions and is re-engineering its organizational structure to manage its businesses based on processes instead of functions.

 American Standard believes that its implementation of Demand Flow methods has achieved significant benefits. Product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced and, on average, inventory turnover rates have almost tripled. Principally as a result of the implementation of Demand Flow, American Standard has achieved an aggregate $264 million reduction in inventories from December 31, 1989 while sales have grown 34% for the same period. American Standard further believes that as a result of the introduction of Demand Flow, employee productivity has risen significantly, customer service has improved and, without reducing production capacity, the Company has been able to free more than three million square feet of manufacturing and warehouse space, allowing for expansion, plant consolidation or other uses.

Air Conditioning Products Segment

 Air Conditioning Products began with the 1984 acquisition by the Company of The Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN-STANDARD(R) names. In 1994 Air Conditioning Products, with revenues of $2,480 million, accounted for approximately 56% of the Company's sales and 51% of its operating income. Air Conditioning Products derived approximately 16% of its sales in 1994 from operations outside the United States and over half from the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

 Air Conditioning Products manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, dehumidify or humidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves field installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Air Conditioning Products manufactures and distributes mini-split units principally in the Far East and Europe.

 Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are higher than on sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally-preferred refrigerants.

 In May 1994 a subsidiary of the Company, Standard Compressors Inc., concluded the final arrangements for a partnership formed in December 1993 with Heatcraft Technologies Inc., a subsidiary of Lennox International Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. Each partner has a 50% interest in the partnership, called Alliance Compressors, which initially will manufacture reciprocating compressors in a section of the Company's existing facility in Tyler, Texas. Construction of a new facility in Natchitoches, Louisiana, for the manufacture of a new scroll compressor being developed for use primarily in residential air conditioners is expected to begin in 1995, with startup scheduled for 1996. In connection with this arrangement, American Standard received $22.5 million, of which $8 million was for assets transferred and $14.5 million for an initial preferred distribution. American Standard will receive two additional payments of $10 million each, dependent upon achieving technological and manufacturing milestones in the development of the new scroll compressor.

 Many of the products manufactured by Air Conditioning Products utilize HCFCs and in the past utilized CFCs as refrigerants. Various federal and state laws and regulations, principally the 1990 Clean Air Act Amendments, require the eventual phase-out of the production and use of these chemicals because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants will require replacement or modification of much of the air conditioning equipment already installed, which management believes has created a new market opportunity. In order to ensure that the Company's products will be compatible with the substitute refrigerants, Air Conditioning Products has been working closely with the manufacturers that are developing substitutes for those refrigerants being phased out. Air Conditioning Products has incurred and will continue to incur research and development costs in this effort. These costs and the substitution of alternative refrigerants are not expected to have a material adverse impact on Air Conditioning Products. See "General-Regulations and Environmental Matters."

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

 At December 31, 1994 Air Conditioning Products had 28 manufacturing plants in 8 countries, employing approximately 16,000 people.

     Air  Conditioning  Products  comprises  three  operating  groups:   Unitary
Products, North American Commercial, and International.

  Unitary Products Group

 Unitary Products, which accounted for approximately 42% of Air Conditioning Products' 1994 sales, manufactures and distributes products for commercial and residential unitary applications in the United States. This group benefits the most from the growth of the replacement market for residential and commercial air conditioning systems. Other major suppliers in the unitary market are Carrier, Intercity Products, Rheem, and Lennox.

 Commercial unitary products range from 2 to 120 tons and include combinations of air conditioners, heat pumps, and gas furnaces, along with variable-air-volume equipment and integrated control systems. Typical applications are in retail stores, small-to-medium-size office buildings, manufacturing plants, restaurants, and commercial buildings located in office parks and strip malls. These products are sold through 81 commercial sales offices in 121 locations. Residential central air conditioning products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, and coils. These products are sold through independent wholesale distributors and Company-owned sales offices in over 250 locations to dealers and contractors who sell and install the equipment.

 During 1994 the Unitary Products Group successfully introduced several new products, including a new line of outdoor condensing units for the AMERICAN-STANDARD(R) brand; a new furnace line; micro-electronic controlled large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons).

 The Company also markets an AMERICAN-STANDARD(R) brand name product to serve distributors who typically carry other products in addition to air conditioning products.

  North American Commercial Group

 North American Commercial Group (formerly named Commercial Systems Group), which accounted for approximately 37% of Air Conditioning Products' 1994 sales, manufactures and distributes products in the United States for sale in the U.S. and Canada for air conditioning applications in larger commercial, industrial, and institutional buildings. Other major suppliers of commercial systems are Carrier, York, and McQuay.

North American Commercial Group distributes its products through 100 sales offices. Thirty of these offices are Company-owned and 70 are franchised. In 1993 the Company acquired the franchises in New York City; Birmingham, Alabama; and Columbia, South Carolina. In 1994 the Company acquired the Toronto, Canada, and St. Louis, Missouri offices. In 1995 the Company acquired the Albany, New York office and expects to continue to acquire major sales offices from its franchisees.

 Over the last few years the North American Commercial Group has added additional aftermarket business activities, such as emergency rentals of air conditioning equipment. Also, the group has expanded its line to include components for converting installed centrifugal chiller products to use more environmentally-preferred refrigerants.

 During 1993 and 1994 the Company successfully introduced a number of new products such as the high-efficiency centrifugal chiller, expanded air cooled series R chiller line, and the new fan coil line. Integrated Comfort Systems continue to grow as a percentage of total sales. Indoor air quality is emerging as a significant new application to be served by the Company's products and services.

  International Group

 The International Group, which accounted for approximately 21% of Air Conditioning Products' 1994 sales, manufactures applied and unitary products in foreign facilities operated by subsidiaries and joint ventures and exports many of the products manufactured in the United States by the Unitary Products and North American Commercial Groups.

 Air Conditioning Products expects to continue the expansion of its presence outside the U.S. In France, in addition to its plants in Epinal and Charmes, the group opened a plant in late 1991 in Mirecourt to build mini-splits and air moving products known as fan coils utilizing Demand Flow technology. The fan coil line is tailored to the European market, and the mini-split products are being sold in Europe, the Middle East and the Far East. An operation was opened in 1992 in Colchester, U.K., to provide large air handling products to the U.K. Like the North American Commercial Group, the International Group has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment installed around the world. In 1992 a joint venture in Egypt commenced operations.

 The Company has increased its presence in Asia by expanding its operations in Malaysia, purchasing an air conditioning manufacturing and distribution firm in Taiwan in 1990, and entering into a sales and manufacturing joint venture in Thailand in 1991. The Company has recently established a joint venture in Australia and is establishing joint ventures in the PRC. An important new product for the Far East markets, which went into production in 1992 in Malaysia, is a double-walled air handler designed for ease of manufacture and compatibility with the Demand Flow process.

Plumbing Products Segment

 Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL-STANDARD(R), AMERICAN-STANDARD(R), and STANDARD(R) names. In 1994 Plumbing Products, with revenues of $1,218 million, accounted for 27 % of the Company's sales and 31 % of its operating income. Plumbing Products derived approximately 73 % of its total 1994 sales from operations outside the United States.

 Approximately 53% of Plumbing Products' sales consists of vitreous china fixtures, 26% consists of fittings (typically brass), 7% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the United States sales through the retail channel have continued to grow and accounted for approximately 24% of U.S. Plumbing Products' sales in 1994. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.

 Plumbing Products operates through three primary geographic groups: European Plumbing Products, the Americas Group (comprising U.S. Plumbing Products and Americas International), and the Far East Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Europe, the U.S., and Mexico. Worldwide
Fittings sales and operating results are reported in the three primary geographic groups within which it operates.

 European Plumbing Products, which sells products primarily under the brand name IDEAL-STANDARD(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Bulgaria, Spain, Portugal, and Egypt. In 1991 the Company purchased 32% of Etablissements Porcher ("Porcher"), a leading French manufacturer and distributor of plumbing products with manufacturing facilities for ceramic fixtures, cast iron and acrylic bathtubs, brass fittings, and plastic components in seven locations and with company-owned distribution outlets throughout France.

 U.S. Plumbing manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN-STANDARD(R) and STANDARD(R) in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN-STANDARD(R), IDEAL-STANDARD(R), and STANDARD(R), through its wholly owned operations in Mexico, Canada, and Brazil and its majority-owned subsidiaries in Central America.

 The Far East Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN-STANDARD(R), IDEAL-STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand and the Philippines, and its manufacturing joint venture in Indonesia and is developing a new joint venture in Vietnam. The Company is also significantly expanding its operations in the PRC. See - "Globalization".

 The market for the Company's plumbing products is divided into the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the European and U.S. groups' sales but only about 40% of the sales of the Far East group, for which new construction is more important. In the United States and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. In 1994 the new construction market in Europe continued a recovery which began in some countries in 1993 after declining generally for several years. In the U.S. the new construction market hit its recent low in early 1991 but had some recovery through 1994. The new construction market, in which the product selection is made by builders or contractors, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market consumers make the model selection and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Although management believes it must continue to offer a full line of fixtures and fittings in order to support its distribution system, Plumbing Products' current strategy is to focus on increasing its sales of higher-margin products in the middle and upper segments of both the remodeling and new construction markets.

 Plumbing Products also has continued its programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

 In the United States a Retail Division has been established to focus on the unique needs of the growing mass retail home center industry, using products sourced from several of the Company's manufacturing locations throughout the Americas. This market channel accounted for about 24% of U.S. Plumbings' sales in 1994, and this proportion is expected to grow.

 In an effort to capture a larger share of the replacement and remodeling market, over the last few years Plumbing Products has introduced a variety of new products designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites from internationally known designers, and electronically controlled products. Faucet technology is centered on anti-leak, anti-scald and other features to meet emerging consumer and legislative requirements.

 Water-saving fixtures and fittings have been a major focus of Plumbing Products for the past several years, particularly in light of recent water shortages experienced in a number of areas of the U.S. The Company produces one of the most extensive lines of water-saving fixtures available in the United States. Manufacture of water-saving toilets was mandated for residential use by federal law commencing in January 1994 and for commercial use in January 1997.

 Many of the Company's bathtubs are made from a proprietary porcelain on metal composite, AMERICAST(R), which has gained an increasing share of the worldwide market. Products made from the composite AMERICAST(R) have the durability of cast iron with only one-half the weight and are characterized by improved resistance to breaking and chipping. AMERICAST(R) products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite was extended to kitchen sinks, bathroom lavatories and acrylic surfaced products during 1991 and 1992.

 At December 31, 1994,  Plumbing Products employed  approximately  16,200 people
and,  including  affiliated  companies,   had  52  manufacturing  plants  in  22
countries.

 In the U.S. Plumbing Products has several important competitors, including Kohler Company and Masco Corporation in selected product lines. There are also important competitors in foreign markets, for the most part operating nationally. Friederich Grohe GmbH, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe Villeroy Boch and Sanitec are the major fixtures competitors, and in the Far East Toto is the major competitor.

Automotive Products Segment

 Automotive Products manufactures air brake and related systems for the commercial vehicle industry in Europe and Brazil and markets under the WABCO(R) name. Automotive Products' most important products are pneumatic braking systems and related electronic control and other systems and components (including ABS) for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. In 1994 Automotive Products, with sales of $759 million, accounted for 17 % of the Company's sales and 17% of its operating income. The Company believes that Automotive Products is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

 The Company's Automotive products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Principal competitors are Knorr, Robert Bosch, and Bendix.

 The European market for new trucks, buses, trailers, and replacement parts recovered strongly in 1994 after significant declines in 1992 and 1993. European legislation mandating the phase-in of ABS beginning in 1991 has had a positive impact on sales and is expected to continue to do so. The Brazilian market continued its recovery which began in 1993 after declining in 1992.

 The WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 726,000 heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe has significantly increased in recent years to approximately 132,000 units in 1994 and to 44,000 units annually in other markets, primarily the United States and Japan. In addition, Automotive Products has developed electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for Automotive Products. Significant progress was made in recent years in market acceptance of electronically controlled systems. New products under development are an advanced electronic braking system and additional electronic drive line control systems. In addition, Automotive Products has developed and implemented an electronic data interchange system, which links certain customers directly to Automotive Products' information systems, providing timely, accurate information and just-in-time delivery to the customer.

 Automotive Products and affiliated companies have 14 manufacturing facilities and 7 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, and Brazil. Automotive Products has joint ventures in the United States with Rockwell International (Rockwell WABCO), in Japan with Sanwa Seiki (SANWAB), and in India with TVS Group (Clayton Sundaram). There is also a licensee in the PRC.

 In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company will be able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

     Since 1991 ABS for commercial vehicles has been gaining acceptance in the United States and Japan, where Automotive Products participates through its joint venture operations. Rockwell WABCO is now a supplier of WABCO systems to Freightliner, Mack, Volvo-GM, Kenworth, Peterbilt and other vehicle manufacturers in North America. SANWAB supplies Hino, Nissan and trailer manufacturers in Japan. In most European countries, ABS has become mandatory for commercial vehicles. In March 1955, the U.S. Department of Transportation, National Highway Traffic Safety Administration adopted amended federal regulations which require that new medium and heavy vehicles be equipped with antilock brake systems (ABS). These amended regulations will be phased in over a two-year period beginning in March 1997. Automotive Products believes it is a good position to take advantage of this opportunity.

 At December 31, 1994, Automotive Products employed approximately 5,600 people.

Information concerning revenues and operating profit and loss attributable to each of the Company's business segments and geographic areas is set forth in the Company's 1994 Annual Report to Stockholders on pages 10 though 14 under the caption entitled "Management's Discussion and Analysis" and on page 36 under the caption entitled "Segment Data" which are incorporated herein by reference, and information concerning identifiable assets of each of the Company's business segments is set forth on page 37 of the Company's 1994 Annual Report to Stockholders under the caption entitled "Segment Data", which is incorporated herein by reference.

General

  Raw Materials

 The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, and electronics. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to its operations. The Company is working closely with its suppliers to integrate them into the Demand Flow manufacturing process by developing with them just-in-time supply delivery schedules to coordinate with the Company's customer demand and delivery schedules. The Company expects this closer working relationship to result in better control of inventory quantities and quality and lower related overhead and working capital costs. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages.

  Patents, Licenses and Trademarks

 The Company's operations are not dependent to any significant extent upon any single or related group of patents, licenses, franchises or concessions. The Company's operations also are not dependent upon any single trademark, although some trademarks are identified with a number of the Company's products and services and are of importance in the sale and marketing of such products and services. Some of the more important of the Company's trademarks are:

     Business Segment                        Trademark

        Air Conditioning Products       TRANE(R)
                                        AMERICAN-STANDARD(R)
        Plumbing Products               AMERICAN-STANDARD(R)
                                        IDEAL-STANDARD(R)
                                        STANDARD(R)
        Automotive Products             WABCO(R)
                                        WABCO WESTINGHOUSE(R)
                                        CLAYTON DEWANDRE
                                        PERROT

 The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

  Research and Product Development

The Company made expenditures of $118 million in 1994, $110 million in 1993, and $110 million in 1992 for research and product development and for product engineering. The expenditures for research and product development only were $39 million in 1994, $43 million in 1993 and $40 million in 1992 and were incurred primarily by Automotive Products and Air Conditioning Products. Automotive Products, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Products' research and development expenditures were primarily related to alternative, environmentally-preferred refrigerants, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant. Computer software product development costs capitalized amounted to $2 million in each of 1994 and 1993.

  Regulations and Environmental Matters

 The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. A number of the Company's plants are in the process of making changes or modifications to comply with such laws and regulations as well as undertaking response actions to address soil and groundwater issues at certain of its facilities. The Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1992, 1993 and 1994 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

 Additional sites may be identified for environmental remediation in the future, including properties previously transferred by the Company and with respect to which the Company may have contractual indemnification obligations. The Company cannot estimate at this time the ultimate aggregate costs of all remedial actions because of (a) uncertainties surrounding the nature and application of environmental regulations, (b) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party,
(c) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions, (d) the number of contributors and the financial capacity of others to contribute to the cost of remediation at specific sites and (e) the time periods over which remediation may occur.

 On May 31, 1994, the Company's Salem, Ohio plant received a Request for Information Pursuant to the Clean Air Act from the U.S. Environmental Protection Agency (Region 5). This request was fully complied with by July 22, 1994. During the development of the response, American Standard noted several questions concerning the status of certain air sources. On August 2, 1994, American Standard Inc. proposed to enter a consensual "Findings and Orders" with the Ohio Environmental Protection Agency to resolve these questions. The potential for and amount of any penalties is uncertain. However, the Company does not expect that these matters will result in material liabilities.

 The Company's international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States. The Company believes it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations.

 Although there is currently no federal standard for lead discharge into drinking water, the Federal Safe Drinking Water Act imposes a limit on the lead content of plumbing fittings of 8% by weight. In addition, the U.S. Environmental Protection Agency is considering proposing a maximum federal standard of approximately 11 to 15 parts per billion of lead leachate from faucets in drinking water.

 On December 15, 1992 the Company, along with 15 other major manufacturers of plumbing fittings, was sued in the Superior Court of the State of California, County of San Francisco by the State of California. The same companies were sued in a companion case, filed the same day, by the Natural Resources Defense
Council and a second environmental group. In each case plaintiffs sought injunctive relief, civil penalties and compensatory damages, alleging, inter alia, that faucets sold by the parties discharged lead into drinking water in excess of minimum standards allegedly established by Proposition 65. Pursuant to Proposition 65, a discharge of lead into a source of drinking water in excess of
0.5 micrograms per day is prohibited, although the State of California has not yet established any methodology for measuring this discharge. The Company believes that the lead limitations should not apply to faucets because faucets are not a "source" of drinking water as contemplated by the legislation (e.g., reservoirs, streams, etc.). The suits also claim that warnings provided with the fittings relating to such lead discharge are inadequate. Although most of the Company's fittings contain and discharge some amount of lead, the lead content of the Company's fittings is one of the lowest in the industry, and all of the Company's fittings will fall below the proposed federal discharge standard and fall below the current federal weight standards mentioned above. The Company believes its exposure in the California suits is minimal, if any. The Company also believes that its low-lead fittings and its continuing efforts to further reduce lead content will afford the Company a competitive edge. The discharge claim in the State's case has been dismissed and has been appealed.

 In September 1987 the United States became a signatory to an international agreement known as the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"). The Montreal Protocol requires its signatories to reduce production and consumption of CFCs. In November 1992 the Montreal Protocol was amended in Copenhagen, Denmark, to phase out all except critical uses of CFCs by January 1, 1996, and to limit consumption of HCFCs beginning in 1996 and phase them out completely by 2030. In 1988 the EPA issued regulations implementing the Montreal Protocol in the United States. Mexico, the Federal Republic of Germany, the United Kingdom, France and other countries have also become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate CFCs could differ from the approach taken in the United States.

 The 1990 Clean Air Act Amendments (the "CAAA") implement the Montreal Protocol by establishing a program for limiting the production and use of CFCs and other ozone-depleting chemicals. Under the CAAA the production and consumption of "Class I substances," including CFCs, are being phased out, and most are currently scheduled to be banned completely by 1996.

 The EPA has taken final action to totally phase out production of CFCs by 1996 and phase out production of the long-lived HCFCs, such as HCFC-22, for use in new equipment by 2010 and totally by 2020, while adopting the current CAAA schedule for the short-lived HCFCs, such as HCFC-123, by phasing them out for use in new equipment by 2020 and completely out of production in 2030.

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

 The Company continues to derive substantial revenues from servicing and repairing installed equipment that use Class I substances. The emissions from servicing and repairing of equipment that use Class I substances were regulated by the EPA beginning in mid-1993, although the Company does not expect these regulations to have a material adverse effect on its financial condition or results of operations. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment operating on CFCs is converted to operate on environmentally-preferred refrigerants or replaced, although this is likely to happen only over a number of years and the Company is unable to estimate the magnitude or timing of such additional conversion or replacements. In addition, the Company currently offers a number of products that improve the operation of existing installed equipment using alternative refrigerants.

 Prior to the effectiveness of any prohibition on use of Class I or Class II substances it will be necessary for the Company and its competitors to address the need to substitute permitted refrigerants for the Class I and Class II substances used in their products. Adoption of the new refrigerants will require replacement or modification of much of the air conditioning equipment already installed. The Company has been working closely with the manufacturers of refrigerants that are developing substitutes for the CFCs and HCFCs to be phased out in order to ensure that its products will be compatible with the
substitutes.   Although  the  Company  believes  that  its  commercial  products currently in production will not require substantial modification to use substitutes, residential and light commercial products produced by the Company and its competitors may require modification for substitute refrigerants. The costs of the substitution of alternative refrigerants are expected to be reflected in product pricing and accordingly are not expected to have a material adverse impact on the Company.

   Employees

 The Company employed approximately 38,000 people (excluding employees of unconsolidated joint venture companies) at December 31, 1994. The Company has a total of 18 labor union contracts in North America (covering approximately 8,500 employees), two of which expire in 1995 (covering approximately 940 employees) and seven of which expire in 1996 (covering approximately 4,800 employees). Both of the contracts expiring in 1995 and a contract covering approximately 200 Canadian employees which expired in the last quarter of 1994 have been successfully renegotiated. There can be no assurance that the Company will successfully negotiate the labor contracts expiring during 1996 without work stoppages. However, the Company does not anticipate any problems in renegotiating those contracts that would materially affect its results of operations.

 In 1994, 230 Plumbing Products employees went on strike for 64 days at the Landsdowne (Toronto), Canada chinaware manufacturing plant. In 1991, 1,200 Air Conditioning Products employees went on strike for 54 days at the LaCrosse, Wisconsin facility and, in 1989, 1,300 Air Conditioning Products workers went on strike for 40 days at the Clarksville, Tennessee facility. Other than these strikes, the Company has not experienced any other significant work stoppages since 1985. The Company also has a total of 40 labor contracts outside North America (covering approximately 18,000 employees), where the Company has not experienced any significant work stoppage in the last five years.

 Although the Company believes relations with its employees are generally satisfactory, there can be no assurance that the Company will not experience significant work stoppages in the future or that its relations with employees will continue to be satisfactory.

     Customers

 The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

     International Operations

 The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Central American countries, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Australia and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest.

 Because the Company has manufacturing operations in 32 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The allocation of purchase costs which resulted from the Acquisition increased the asset exposure of foreign operations from an accounting perspective; however, since the Acquisition in 1988, the effects of exchange volatility have been ameliorated by the denomination in foreign currencies of a portion of the Company's borrowings.

ITEM 2.   PROPERTIES

     At December 31, 1994 the Company conducted its manufacturing activities through 94 plants in 32 countries, of which the principal facilities are as follows:

 Business Segment
                   Location            Major Products Manufactured at Location

Air Conditioning   Clarksville, TN     Commercial unitary air conditioning
  Products         Fort Smith, AK      Commercial unitary air conditioning
                   La Crosse, WI       Applied air conditioning systems
                   Lexington, KY       Air handling products
                   Macon, GA           Commercial air conditioning systems
                   Pueblo, CO          Applied air conditioning systems
                   Rushville, IN       Air handling products
                   Trenton, NJ         Residential gas furnaces and air handlers
                   Tyler, TX           Residential air conditioning
                   Waco, TX            Water source heat pumps and air handling
                                           products
                   Charmes, France     Applied air conditioning systems
                   Epinal, France      Applied air conditioning systems
                   Mirecourt, France   Mini-splits and air handling products
Plumbing Products  Salem, OH           Enameled-steel fixtures and acrylic
                                           bathtubs
                   Tiffin, OH          Vitreous china
                   Trenton, NJ         Vitreous china
                   Toronto, Canada     Vitreous china and enameled-steel
                                           fixtures
                   Hull, England       Vitreous china and acrylic bathtubs
                   Middlewich, England Vitreous china
                   Dole, France        Vitreous china and acrylic bathtubs
                   Neuss, Germany      Vitreous china
                   Wittlich, Germany   Brass plumbing fittings
                   Orcenico, Italy     Vitreous china
                   Brescia, Italy      Vitreous china
                   Mexico City, Mexico Vitreous china, water heaters
                   Monterrey, Mexico   Brass plumbing fittings
                   Bangkok, Thailand   Vitreous china
                   Seoul, South Korea  Brass plumbing fittings
                   Manila, Philippines Vitreous china

Automotive        Campinas, Brazil     Braking equipment
  Products        Leeds, England       Braking equipment
                  Claye-Souilly, France Braking equipment
                  Hanover, Germany     Braking equipment
                   Mannheim, Germany   Foundation brakes


 Except for the properties located in Mirecourt, France and Manila, Philippines, all of the plants described above are owned by the Company or a subsidiary. The properties listed above located in the United States, Canada, and the U.K. are subject to mortgages securing the Company's obligations under its bank credit agreement which was amended and restated effective February 9, 1995 (the "1995 Credit Agreement"). The Company is obligated to mortgage the properties listed above located in France (other than the property located in Mirecourt) to secure certain obligations under the 1995 Credit Agreement and related documents. In addition, to the extent required by the respective indentures pursuant to which certain debt securities of American Standard Inc. were issued, the obligations of American Standard Inc. under such debt instruments are secured by mortgages on principal U.S. properties equally and ratably with indebtedness under the 1995 Credit Agreement. Through joint ventures, the Company participates in the operation (or is in the process of constructing) up to seven plants in the PRC, and operates one plant in each of Indonesia and India. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

 In 1994 several Air Conditioning Products' plants operated near capacity and others operated moderately below capacity.

 In 1994 Plumbing Products' plants outside the United States operated at levels of utilization which varied from country to country but overall were satisfactory. Potteries (plants which produce vitreous china goods) located in the United States also operated at levels which management believes to be satisfactory.

 Automotive Products' plants generally operated moderately below capacity in 1994.


ITEM 3.  LEGAL PROCEEDINGS

 American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of an alleged class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, which was filed on March 5, 1993, in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates the Federal antitrust laws. It demands $680 million in damages (which would be subject to trebling under the antitrust laws) and injunctive relief. American Standard Inc. has filed an answer denying all claims of violation and is defending itself vigorously. The district court recently denied class certification with respect to two of the three violations alleged in the suit. These alleged violations may now only be asserted by Entech on its own behalf. With respect to the one claim which was certified as a class action, alleging a price fixing conspiracy, management believes that, on the basis of the facts now known to it, the claim is without merit. In management's opinion the litigation will not have any material adverse effect on the financial position, cash flows, or results of operations of the Company.

     For a discussion of German tax issues see Note 7 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof). For a discussion of environmental issues see "Item 1. Business - General- Regulations and Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By the written consent dated as of November 2, 1994 of the holder of 45,000,000 shares (adjusted for the 2.5 to 1 stock split effected in December 1994) of the common stock of the Company, constituting a majority of the common stock outstanding (the "Majority Stockholder"), an amendment to the Company's Certificate of Incorporation was adopted (i) effecting a change in the Company's name to "American Standard Companies Inc." and (ii) providing for indemnification of directors and officers of the Company and certain other parties, and allowing for indemnification of employees and agents of the Company and certain other parties to the fullest extent now or hereafter permitted by the General Corporation Law of the State of Delaware.

By the written consent of the Majority Stockholder dated as of December 1, 1994, an amendment to the Company's Certificate of Incorporation was adopted increasing the authorized number of shares of the Company's common stock from 28,000,000 to 200,000,000 and providing for the issuance of up to 2,000,000 shares of preferred stock, having such terms as the Board of Directors may determine, and providing for other matters relating to such common stock and preferred stock.

By the written consent of the Majority Stockholder dated as of December 28, 1994, the following individuals were elected as directors of the Company, each to serve in office until the next annual meeting of the stockholders of the Company or until such individual's respective successor shall have been elected and shall qualify, or until such individual's earlier death, resignation or removal as provided in the By-Laws of the Company:


Steven E. Anderson                         Roger W. Parsons
Horst Hinrichs                             J. Danforth Quayle
Emmanuel A. Kampouris                      David M. Roderick
George H. Kerckhove                        John Rutledge
Shigeru Mizushima                          Joseph S. Schuchert
Frank T. Nickell

EXECUTIVE OFFICERS OF THE REGISTRANT

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 10, 1995 with respect to each person who is an executive officer of the Company:

                Name                   Age                            Position with Company

Emmanuel A.  Kampouris....              60         Chairman, President and Chief Executive Officer, and Director
Horst Hinrichs............              62         Senior Vice President, Automotive Products, and Director
George H.  Kerckhove......              57         Senior Vice President, Plumbing Products, and Director
Fred A.  Allardyce........              53         Vice President and Chief Financial Officer
Alexander A.  Apostolopoulos            52         Vice President and Group Executive, Plumbing Products
                                                     Americas
Thomas S.  Battaglia......              52         Vice President and Treasurer
Gary A.  Brogoch..........              44         Vice President and Group Executive, Plumbing Products,
                                                     PRC
Roberto Canizares M.......              45         Vice President, Air Conditioning Products, Asia Pacific Zone
Wilfried Delker...........              54         Vice President and Group Executive,  Plumbing Products,
                                                     Worldwide Fittings
Adrian B.  Deshotel.......              49         Vice President, Human Resources
Cyril Gallimore...........              65         Vice President, Systems and Technology
Luigi Gandini.............              56         Vice President and Group Executive, Plumbing Products,
                                                     Europe
Daniel Hilger.............              54         Vice President and Group Executive, Air Conditioning Products,
                                                     Europe, Middle East and Africa
Joachim D.  Huwendiek.....              64         Vice President, Automotive Products, Germany
Frederick W.  Jaqua.......              73         Vice President, Special Counsel and Assistant Secretary
Richard A.  Kalaher.......              54         Vice President, General Counsel and Secretary
W.  Craig Kissel..........              43         Vice President and Group Executive, Air Conditioning Products,
                                                     Unitary Group
William A.  Klug..........              62         Vice President and Group Executive, Air Conditioning Products,
                                                     International
Jean-Claude Montauze......              48         Vice President, Automotive Products, France
G.  Eric Nutter...........              59         Vice President, Automotive Products, the United Kingdom
Raymond D.  Pipes.........              45         Vice President and Group Executive, Plumbing Products,
                                                     Far East
Bruce R.  Schiller........              50         Vice President, Air Conditioning Products,
                                                     Compressor Business
James H.  Schultz.........              46         Vice President and Group Executive, Air Conditioning Products,
                                                     North American Commercial Group
G.  Ronald Simon..........              53         Vice President and Controller
Wade W.  Smith............              44         Vice President, U.S.  Plumbing Products
Benson I.  Stein..........              57         Vice President, General Auditor
Robert M.  Wellbrock......              48         Vice President, Taxes

Each officer of the Company is elected by the Board of Directors to hold office until the first Board meeting after the Annual Meeting of Stockholders next succeeding his election.

None of the Company's officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

 Set forth below is the principal occupation of each of the executive officers named above during the past five years (except as noted, all positions are with the Company and American Standard Inc.).

     Mr. Kampouris was elected Chairman in December 1993 and President and Chief Executive Officer in February 1989. He is also a director of Daido Hoxan Inc. Mr. Kampouris has served as a director of the Company since July 1988.

     Mr. Hinrichs was elected Senior Vice President, Automotive Products, in December 1990. Prior thereto he served as Vice President and Group Executive, Automotive Products, from 1987 to 1990. Mr. Hinrichs has served as a director of the Company since March 1991.

     Mr. Kerckhove was elected Senior Vice President, Plumbing Products, in June 1990. Prior thereto he was Vice President and Group Executive of European Plumbing Products from 1988 until June 1990. Mr. Kerckhove has served as a director of the Company since September 1990.

     Mr. Allardyce was elected Vice President and Chief Financial Officer in January 1992. Prior thereto he served as Vice President and Controller from February 1983 until December 1991.

     Mr. Apostolopoulos was elected Vice President and Group Executive, Americas International Plumbing Products, in December 1990. Prior thereto he served as the executive in charge of Plumbing Products' joint ventures from September 1989 to November 1990.

     Mr. Battaglia was elected Vice President and Treasurer in September 1991. Prior thereto he was Assistant Treasurer from June 1977.

 Mr. Brogoch was elected Vice President and Group Executive, Plumbing Products in the PRC, in December 1994. Prior thereto he served as Vice President of Plumbing Products' operations in the PRC from August 1993 until December 1994. Previously he served as Vice President of Finance and Planning, European Plumbing Products from August 1991 until August 1993 and as Managing Director of the Company's Indonesian joint venture from November 1986 to August 1991.

     Mr. Canizares was elected Vice President, Air Conditioning Products' Asia Pacific Zone, in December 1990. Prior thereto he served as the executive in charge of this zone and Manager of Planning and Distribution from November 1986 to November 1990.

 Mr. Delker was elected Vice President and Group Executive, Worldwide Fittings, Plumbing Products, in April 1990. Prior thereto he served as executive in charge of the Company's brass fittings manufacturing operations from June 1982 until March 1990.

     Mr. Deshotel was elected Vice President, Human Resources, in January 1992. Prior thereto he served as Group Vice President, Human Resources, for U.S. Plumbing Products from January 1980 until December 1991.

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

     Mr. Jaqua was elected Vice President, Special Counsel and Assistant Secretary in March 1995. Prior to that he was Vice President, General Counsel and Secretary since April 1989.

 Mr. Kalaher was elected Vice President, General Counsel and Secretary in March 1995, having served as Acting General Counsel and Acting Secretary since June 1994. Prior thereto, he was Vice President and General Counsel of AMAX Inc. from 1991 to 1994 and Vice President and Associate General Counsel from 1985 to 1991.

 Mr. Kissel was elected Vice President in charge of Air Conditioning Products' Unitary Products Group in January 1992, becoming Group Executive in March 1994. He served as Vice President, Sales and Distribution, for Air Conditioning Products, from December 1990 until January 1992 and served as divisional Senior Vice President in charge of U.S. Sales from January to November 1990.

 Mr. Klug was elected Vice President in 1985 and has been Group Executive in charge of Air Conditioning Products' Trane International since December 1993. He served as Group Executive, Unitary Products Group, from April 1990 until December 1993. He was Group Executive, North American Sales and Distribution, Air Conditioning Products, from October 1987 to March 1990.

 Mr. Montauze was elected Vice President, Automotive Products in France, in October 1994. He served as Vice President of Finance and Controller of Automotive Products at the Brussels headquarters from September 1989 until September 1994.

 Mr. Nutter was elected Vice President, Automotive Products in the United Kingdom, in January 1992. Prior thereto he served as Vice President and General Manager of WABCO Automotive U.K. Limited, the United Kingdom automotive subsidiary of the Company from March 1991 until December 1991 and Group Managing Director of the United Kingdom automotive subsidiary from June 1987 until February 1991.

 Mr. Pipes was elected Vice President and Group Executive for the Far East Region of Plumbing Products in May 1992. Prior thereto he served as Managing Director of American Standard Inc.'s Philippine subsidiary from May 1990 until April 1992 and was Vice President, Control & Finance, of U.S. Plumbing Products Group from March 1985 until April 1990.

 Mr. Schiller was elected Vice President, Compressor Business (Air Conditioning Products) in March 1994. Prior thereto he served as General Manager, Compressor Business Group, from May 1993 to February 1994 and Manager and then General Manager of the Company's Tyler, Texas, facility from March 1986 to April 1993.

     Mr. Schultz was elected Vice President and Group Executive, North American Commercial Group of Air Conditioning Products, in 1987.

     Mr. Simon was elected Vice President and Controller in January 1992. Prior thereto he served as Vice President and Controller of the Air Conditioning Products' North American Commercial Group from December 1984 to December 1991.

 Mr. Wade W. Smith was elected Vice President, U.S. Plumbing Products, in May 1992. Prior thereto he served as Vice President in charge of the Chinaware Business Unit of U.S. Plumbing Products from February 1992 until April 1992 and from April 1987 to February 1992 he was Vice President and General Manager of the Building Automation Systems Division of the North American Commercial Group of Air Conditioning Products.

     Mr. Stein was elected Vice President, General Auditor, in March 1994; from December 1986 to February 1994 he was the Company's General Auditor.

     Mr. Wellbrock was elected Vice President, Taxes, effective January 1, 1994. Prior thereto he served as Director of Taxes from 1988 through 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

The common stock of the Company is listed on the New York Stock Exchange, Inc. (the "Exchange"). The common stock was first traded on the Exchange on February 3, 1995 concurrently with an underwritten initial public offering of shares of the Company's common stock with an initial price to the public of $20.00 per share (the "Offering"). Prior to that time there was no established public trading market for these shares. All share data herein reflect the 2.5 to 1 stock split effected in December 1994.

An Amended and Restated Stockholders Agreement among the Company, Kelso and management investors was adopted in December 1994. In January 1995 the Company adopted a Restated Certificate of Incorporation, Amended Bylaws and a Stockholder Rights Agreement. The Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in ownership of the common stock of the Company.

The number of holders of record of the common stock of the Company as of March 10, 1995, was 474.

There were no dividends declared on the Company's common stock in 1993 or 1994. The Company has no separate operations and its ability to pay dividends or repurchase its common stock will be totally dependent upon the extent to which it receives dividends or other funds from American Standard Inc. The terms of the Company's 1995 Credit Agreement and certain publicly-traded debt securities of American Standard Inc. prohibit or restrict the payment of dividends and other extensions of funds by American Standard Inc. to the Company.





ITEM 6. SELECTED FINANCIAL DATA

                            Selected Financial Data
                  (Dollars in millions, except per share data)

                                                         Year Ended December 31

                                1994           1993            1992           1991          1990
                                ----           ----            ----           ----          ----
Statement of
Operations Data:
Sales                        $4,457        $ 3,830          $3,792        $ 3,595       $ 3,637
Cost of sales                 3,377          2,903           2,852          2,752         2,750
Selling and                     779            692             679            615           630
administrative
  expenses
Other (income)                   57             38              24              8             5
expense
Loss on sale of                   -              -               -             22             -
Tyler Refrigeration
Interest expense                259            278             289            286           294
                           --------      ---------        --------      ---------     ---------
Income (loss) before
income taxes,
  extraordinary item
  and                           (15)           (81)            (52)           (88)          (42)
  cumulative effect
  of change in
  accounting method
Income taxes                     62             36               5             23            12
Loss before
extraordinary item
  and cumulative                (77)          (117)            (57)          (111)          (54)
  effect of
  change in
  accounting method
Extraordinary loss
on retirement                    (9)           (92)              -               -            -
  of debt (a)
Cumulative effect of
change in                          -             -               -            (32)            -
                         -----------   ------------    -----------       ---------  -----------
  accounting method
  (b)
Net Loss                        (86)          (209)            (57)          (143)          (54)
Preferred dividend                 -            (8)            (16)           (14)          (12)
                          ----------    -----------       ---------      ---------    ----------
(c)
Net loss applicable         $   (86)      $   (217)        $   (73)       $  (157)     $    (66)
                            ========      =========        =======        ========     =========
to common shares

Per Common Share (d):
  Loss before
  extraordinary item
    and cumulative           $(1.29)        $(2.11)         $(1.24)       $ (2.14)      $ (1.12)
    effect of
    change in
    accounting method
  Extraordinary loss
  on retirement                (.15)         (1.55)               -              -            -
    of debt
  Cumulative effect
  of change in                    -               -               -          (.55)
                          ---------   -------------   -------------      ---------    ----------
    accounting method                                                                         -
Net loss per common          $(1.44)      $  (3.66)       $  (1.24)       $ (2.69)    $   (1.12)
                             =======      =========       =========       ========    ==========
share
Average number of
outstanding              59,933,435     59,313,073      58,636,118     58,338,195    58,597,918
  common shares and
  equivalents

Balance Sheet Data
(at end of
  period):
  Working capital              $(14)      $     80        $    292       $    228      $    347
  Goodwill (net)              1,053          1,026           1 102          1,208         1,323
  Total assets                3,156          2,987           3,126          3,270         3,488
  Total debt                  2,364          2,336           2,145          2,180         2,287
  Exchangeable                    -               -            133            117           104
  preferred stock (c)
  Stockholders'                (798)          (723)           (449)          (350)         (200)
  deficit

Footnotes appear on the following page.

Footnotes to Selected Financial Data:


(a) The retirements of debt in connection with a 1993 refinancing and a 1994 October borrowing resulted in extraordinary charges of $92 million in 1993 and $9 million in 1994 (including call premiums, the write-off of deferred debt issuance costs, and in 1993 the loss on cancellation of foreign currency swap contracts) on which there were no tax benefits (see Notes 7 and 10 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders and incorporated herein by reference).

(b) Represents the cumulative effect of the accounting changes related to postretirement benefits other than pensions and warranty contract revenues at January 1, 1991. The cumulative effect of these accounting changes increased the postretirement benefit and warranty accruals at January 1, 1991 by $52 million and increased the net loss in the year by a total of $32 million (net of the tax effect).

(c) In June 1993 the exchangeable preferred stock was exchanged for 12 3/4% Junior Subordinated Debentures which were redeemed on November 21, 1994.

(d) Per share data and average number of outstanding common shares and equivalents data reflect the 2.5 to 1 stock split effected in December 1994.






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages 10 through 17 of the Company's 1994 Annual Report to Stockholders and is incorporated herein by reference.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Incorporated herein by reference from the Company's 1994 Annual Report to Stockholders are the financial statements and related information listed under the heading "1. Financial Statements" in the Index to Financial Statements and Financial Statement Schedules on page 28 hereof.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company is set forth in the Company's definitive Proxy Statement dated March 27, 1995: in the first and fourth paragraphs under the section entitled "1. Election of Directors" on page 4 thereof and under the section entitled "Directors" on pages 5 and 6 thereof; and is incorporated herein by reference.

 For  information   concerning  the  executive  officers  of  the  Company,  see
"Executive Officers of the Registrant" under Part I of this report.

 None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)

ITEM 11.  EXECUTIVE COMPENSATION

 Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated March 27, 1995 as follows: under the section entitled "Directors' Fees and Other Arrangements" on page 7 thereof, under the section entitled "Executive Compensation" on pages 9 through 13 thereof, under the section entitled "Compensation Committee Interlocks and Insider Participation" on page 15 and in the second through seventh paragraphs of the section entitled "Certain Relationships and Related Party Transactions" on pages 15 through 17 thereof, and is incorporated herein by reference except for the section entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" appearing on pages 13 through 15.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the section entitled "Stock Ownership" on pages 3 and 4 in the Company's definitive Proxy Statement dated March 27, 1995 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this item is set forth in the Company's definitive Proxy Statement dated March 27, 1995 under the section entitled "Certain Relationships and Related Party Transactions" on pages 15 through 17 thereof and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1 and 2.   Financial statements and financial statement schedules

                  The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 27 of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 27 hereof are incorporated herein by reference.

3.          Exhibits

                  The exhibits are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)  Reports on Form 8-K for the quarter ended December 31, 1994.

                  During the fourth quarter ended December 31, 1994, the Registrant filed a Current Report on Form 8-K dated November 10, 1994 reporting an Amendment to its Certificate of Incorporation to (a) change the name of the Registrant from ASI Holding Corporation to American Standard Companies Inc. and (b) add indemnification provisions to the Registrant's Certificate of Incorporation.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        AMERICAN STANDARD COMPANIES INC.
                         By: /s/ EMMANUEL A. KAMPOURIS
                            (Emmanuel A. Kampouris)
                Chairman, President and Chief Executive Officer
March 31 , 1995

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1995:


/s/  Emmanuel A.  Kampouris
(Emmanuel A.  Kampouris)               Chairman, President and Chief Executive
(Principal                                  Officer; Director Executive Officer)

/s/  FRED A.  ALLARDYCE
(Fred A.  Allardyce)                  Vice President and Chief Financial Officer
                                          (Principal Financial Officer)

/s/  G.  RONALD SIMON
(G.  Ronald Simon)                    Vice President and Controller
                                          (Principal Accounting Officer)

/s/  STEVEN E.  ANDERSON
(Steven E.  Anderson)                              Director

/s/  HORST HINRICHS
(Horst Hinrichs)                                   Director

/s/  GEORGE H.  KERCKHOVE
George H.  Kerckhove)                              Director

/s/  SHIGERU MIZUSHIMA
(Shigeru Mizushima)                                Director

/s/  FRANK T.  NICKELL
(Frank T.  Nickell)                                Director

/s/  ROGER W.  PARSONS
(Roger W.  Parsons)                                Director

/s/  J.  DANFORTH QUAYLE
(J.  Danforth Quayle)                              Director

/s/  DAVID  M.  RODERICK
(David M.  Roderick)                               Director

/s/  JOHN RUTLEDGE
(John Rutledge)                                    Director

/s/  JOSEPH S.  SCHUCHERT
(Joseph S.  Schuchert)                             Director

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                     1994
                                                                  Annual Report
                                                                        to
                                                                  Stockholders
                                                                     (Pages)

     1. Financial Statements (incorporated by reference from the Company's 1994 Annual Report 1994 Annual Report to Stockholders

Consolidated  Balance  Sheet at December 31, 1994,  and 1993           22
Years ended December 31, 1994,  1993,  and 1992:
    Consolidated  Statement of  Operations                             21
    Consolidated  Statement of Cash Flows                              23
    Consolidated Statement of Stockholders'Deficit                     24
Notes to Financial Statements                                        25-35
Segment Data                                                         36-37
Quarterly Data (Unaudited)                                             38
Report of Independent Auditors                                         20


                                                                      Form
                                                                      10-K
                                                                     (Pages)

2. Financial statement schedules,years ended
   December 31, 1994, 1993, and 1992

III Condensed Financial Information of Registrant                    29-32
VIII Valuation and Qualifying Accounts                                34

    All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

                     CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Standard Companies Inc. of our report dated February 16, 1995 included in the 1994 Annual Report to Stockholders of American Standard Companies Inc.

    Our audits also  included  the  financial  statement  schedules  of American
    Standard Companies Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    Ernst & Young LLP

    New York, New York
    March 29, 1995

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF OPERATIONS (Parent Company Separately)
                             (Dollars in thousands)
                                                     Year Ended December 31
                                                  1994        1993         1992

                                                  ----        ----         ----
Interest income                              $      219    $   188   $      273
Interest expense                                    219        188          273
Equity in net loss of subsidiary                (86,421)  (208,567)     (57,238)
                                               ---------  ---------    ---------
Net loss                                       $(86,421) $(208,567)    $(57,238)
                                               =========  ==========   =========

                       See notes to financial statements




               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (Continued)

                   BALANCE SHEET (Parent Company Separately)
                             (Dollars in thousands)



                                                                                                  December 31,
                                     ASSETS
                                                                                             1994             1993
                                                                                             ----             ----
Investment in subsidiary                                                               $(774,560)       $(695,287)

                                   LIABILITIES

Loan payable to subsidiary                                                                 1,640            2,588
Stock repurchase obligation (Note C)                                                      21,429           24,938

                              STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 200,000,000 shares authorized;
 shares issued and outstanding, 60,932,457 in 1994; 61,424,123 in 1993                       609              614
Capital surplus                                                                          194,236          188,369
Subscriptions receivable                                                                 (1,640)           (2,588)
ESOP shares                                                                                    0           (4,331)
Accumulated deficit                                                                     (836,424)        (750,003)
Foreign currency translation effects                                                    (151,721)        (149,220)
Minimum pension liability adjustment                                                      (2,689)          (5,654)
                                                                                     ------------    -------------
Total stockholders'deficit                                                              (797,629)        (722,813)

                                                                                        ---------        ---------
                                                                                       $(774,560)       $(695,287)

                                             See notes to financial statements.


         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENT OF CASH FLOWS (Parent Company Separately)
                             (Dollars in thousands)

                                                                                       Year Ended December 31,
                                                                                 1994             1993            1992
                                                                                 ----             ----            ----
Cash flows from operating activities:
  Net  loss                                                                 $(86,421)       $(208,567)       $(57,238)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
  Equity in net loss of subsidiary                                            86,421          208,567          57,238
Net cash flow from operating activities                                            0                                0
                                                                                                    0
Cash provided (used) by investing activities:
  Investment in subsidiary                                                    (3,976)          (4,585)         (3,105)
  Purchase of common stock by subsidiary                                      16,927           12,194          10,950
Net cash  provided by  investing  activities                                  12,951            7,609           7,845
 Cash  provided (used) by financing activities:
  Issuance of common stock                                                     3,976            4,585           3,105
  Common stock repurchases                                                   (16,927)         (12,194)        (10,950)
  Repayments on subscriptions receivable                                         786              482             653
  Repayment of loan from subidiary                                              (786)            (482)           (653)
                                                                         ------------   --------------     -----------
Net cash used by financing activities                                        (12,951)          (7,609)         (7,845)
                                                                           ----------    -------------      ----------

Net change in cash and cash equivalents                                $           0    $           0     $          0
                                                                       ==============   ==============   =============


                                             See notes to financial statements.


                SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                          ON REGISTRANT -- (Continued)

           NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

         (A) The notes to the consolidated financial statements of American Standard Companies Inc., formerly ASI Holding Corporation (the "Parent Company"), are an integral part of these condensed financial statements.

         (B) The Parent Company was organized by Kelso & Company, L.P., a private merchant banking firm, to participate in the acquisition of American Standard Inc. (the "Acquisition") in 1988. American Standard Inc.'s common stock is owned solely by the Parent Company. The Parent Company has no other investments or operations.

          (C) The Parent Company has sold its common stock to management employees in connection with the Acquisition and issued common stock under various employee benefit and incentive plans including the ESOP. As no public market existed for the stock prior to the initial public offering in the first quarter of 1995 (see Note D), the Parent Company, to provide liquidity to employees who have terminated employment, has made purchases of such employees' stock. Subsequent to December 2, 1994 the Parent Company is no longer obligated to make such purchases. Purchases through December 31, 1994, were based upon fair market value appraisals obtained in connection with the ESOP. The amount paid on such stock purchases is subject to an annual limitation contained in American Standard Inc.'s lending arrangements and debt instruments (the "Annual Limitation"). As the amount owed to terminated employees has exceeded the Annual Limitation, a liability for the unpaid balance has been recorded on the financial statements of the Parent Company with a concomitant reduction in common stock and capital surplus accounts.

               (D) In the first quarter of 1995 the Parent Company sold 15,112,300 shares of its common stock in an initial public offering at an initial price to the public of $20 per share. This offering yielded net proceeds of approximately $282 million (including proceeds from the exercised portion of the underwriters' over-allotment option and after deducting underwriting discounts and expenses), which were transferred to American Standard Inc. and used to reduce its indebtedness . Of the total net proceeds transferred, $270 million was contributed to the capital of American Standard Inc. and $12 million was advanced under an intercompany demand note.




               SCHEDULE VIII - VALUATION  AND  QUALIFYING  ACCOUNTS  Years ended
                 December 31, 1994, 1993, and 1992
                             (Dollars in thousands)

           Description                                                                                Foreign
                                                 Balance      Additions                               Currency     Balance
                                               Beginning      Charged to                 Other        Translation  End of
                                               of Period      Income      Deductions     Changes      Effects      Period


1994:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                              $  15,666   $  10,208   $(6,868)(A)    $     533    $      30    $  19,569

Reserve for post-retirement
benefits                                         $ 387,038   $  44,352   $(23,062)(B)   $   3,188(C)  $  26,192    $ 437,708

1993:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                              $  12,827   $  10,118   $(6,584)(A)    $     --      $    (695)   $  15,666

Reserve for post-retirement
benefits                                         $ 368,868   $  48,827   $(25,815)(B)    $11,832 (D)  $ (16,674)   $ 387,038

1992:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                              $  14,667   $   6,489   $(7,262)(A)    $      -      $  (1,067)   $  12,827

Reserve for post-retirement
benefits                                         $ 357,878   $  47,374   $(24,495)(B)    $     -      $ (11,889)   $ 368,868

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.
(A)      Accounts charged off.
(B)      Payments made during the year.
(C)      Includes $3 million reduction in minimum pension liability primarily offset by $5 million from acquisition of new business.
(D)      Includes $19 million increase in minimum pension  liability offset by a
         $7 million reduction resulting from curtailment of certain plans.


MERICAN STANDARD COMPANIES INC.

                               INDEX TO EXHIBITS

                  (Item 14(a)3 - Exhibits Required by Item 601
                   of Regulation S-K and Additional Exhibits)


(The Commission File Number of American Standard Companies Inc. (formerly named ASI Holding Corporation), the Registrant (sometimes hereinafter referred to as "Holding"), and for all Exhibits incorporated by reference, is 1-11415, except those Exhibits incorporated by reference in filings made by American Standard Inc. (the "Company") whose Commission File Number is 1-470. Prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding's Commission File Number was 33-23070.)

     (3) (i) Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) in Amendment No. 4 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 31, 1995, and herein incorporated by reference.

     (ii) Amended By-Laws of Holding; previously filed as Exhibit 3(ii) in Amendment No. 4 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 31, 1995, and herein incorporated by reference.

     (4) (i) Form of Common Stock Certificate previously filed as Exhibit 4(i) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

         (ii) Indenture, dated as of November 1, 1986, between the Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4
(iii) in the Company's Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

     (iii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the "Resigning Trustee") and Wilmington Trust Company

     (the "Successor Trustee"), relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4) (ii) above; previously filed as Exhibit (4) (ii) in Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (iv) Indenture, dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $150,000,000; copy of Indenture previously filed as Exhibit (4) (i) by the Company in its Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

     (v) Form of 10-7/8% Senior Notes due 1999 included as Exhibit A to the Indenture described in (4) (iv) above.

         (vi) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; copy of Indenture previously filed as Exhibit (4) (iii) by the Company in its Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

     (vii) Form of 11-3/8% Senior Debentures due 2004 included as Exhibit A to the Indenture described in (4) (vi) above.

         (viii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit
(4) (xxxi) in Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (ix) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in (4) (viii) above.

     (x) Form of Indenture, dated as of June 1, 1993, between the Company and

                 United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit (4) (xxxiii) in Amendment No. 1 to Registration statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (xi) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount Debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4) (x) above.

     (xii) Assignment and Amendment Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company, Bankers Trust Company, as agent under the 1988 Credit Agreement, the financial institutions named as Lenders in the 1988 Credit Agreement and certain additional Lenders and Chemical Bank, as Administrative Agent and Arranger; previously filed as Exhibit
(4)(xiii) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (xiii) Credit Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent and Arranger; Bankers Trust Company, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Deutsche Bank AG, The Long-Term Credit Bank of Japan, Ltd., New York Branch, and NationsBank of North Carolina, N.A., as Managing Agents, and Banque Paribas, Citibank, N.A., and Compagnie Financiere de CIC et de l'Union Europeenne, New York Branch, as Co-Agents; previously filed as Exhibit (4) (xiv) in Amendment No. I to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

     (xiv) First Amendment, Consent and Waiver, dated as of February 10, 1994, to the Credit Agreement referred to in (4) (xiii) above; previously filed as Exhibit (4) (xvii) by the Company in its Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

     (xv) Second Amendment, dated as of October 21, 1994, to the Credit Agreement referred to in paragraph (4) (xiii) above; previously filed as Exhibit
(4) (xviii) in Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed November 10, 1994, and herein incorporated by reference.

     (xvi) Assignment and Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company, and the financial institutions listed in Schedule I thereto (the Original Lenders); the financial institutions listed in Schedule II thereto (the Continuing Lenders), including Chemical Bank as Administrative Agent for the Original Lenders and Continuing Lenders and as Collateral Agent for the Original Lenders and Continuing Lenders.

         (xvii) Amended and Restated Credit Agreement, dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent; Citibank, N.A. and NationsBank, N.A. (Carolinas), as Senior Managing Agents; Bank of America Illinois, The Bank of Nova Scotia, Bankers Trust Company, The Chase Manhattan Bank, N.A., Compagnie Financiere de CIC et de L' Union Europeenne, Credit Suisse, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Long Term Credit Bank of Japan, Limited and The Sumitomo Bank, Ltd., as Managing Agents; and The Bank of New York, Canadian Imperial Bank of Commerce, The Fuji Bank, Limited and The Sanwa Bank Limited, as Co-Agents, with exhibits but without schedules. (This Amended and Restated Credit Agreement replaces the Credit Agreement dated as of June 1, 1993 (the " 1993 Credit Agreement") referred to in Exhibit (4) (xiii) above, but the Security Documents and the Guarantee Documents entered into pursuant to the 1993 Credit Agreement continue in force and effect as amended by the Credit Documents Amendment Agreement dated as of February 9, 1995 described in Exhibit (4) (xviii) below.

        (xviii) Credit Documents Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain domestic and foreign subsidiaries of the Company, and Chemical Bank, as Administrative Agent and as Collateral Agent for the Lenders under the Amended and Restated Credit Agreement dated as of February 9, 1995, described in Exhibit (4) (xvii) above.

         (xix) Stockholders Agreement, dated as of July 7, 1988, as amended as of August 1, 1988, among Holding, Kelso ASI Partners, L.P., and the Management Stockholders named therein; previously filed as Exhibit 4.19 in Amendment No. 2 to the Registration Statement No. 33-23070 of Holding under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (xx) Amendment to Section 2.1 of the Stockholders Agreement referred to in paragraph (4) (xix) above, effective as of January 1, 1991; previously filed as Exhibit (4) (xxvii) by Holding in its Form 10-K for the fiscal year ended December 31, 1992, and herein incorporated by reference.

         (xxi) Supplement and Amendment dated as of September 4, 1991 to the Stockholders Agreement dated as of July 7, 1988, as amended, referred to in paragraph (4) (xix) above; previously filed as Exhibit (4) (ii) in Holding's Form 10-Q for the quarter ended September 30, 1991, and herein incorporated by reference.

         (xxii) Amended Paragraph 6. 1 of the Stockholders Agreement referred to in paragraph (4) (xix) above, effective as of September 2, 1993; previously filed as Exhibit (4) (xxi) in Holding's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xxiii) Revised Schedule of Priorities, effective as of November 21, 1994, as adopted by the Board of Directors of Holding pursuant to the Stockholders Agreement dated as of July 7, 1988, as amended, referred to in paragraph (4) (xix) above.

     (xxiv) Amended and Restated Stockholders Agreement, dated as of December 2, 1994, among Holding, Kelso ASI Partners, L.P. and the Management Stockholders named therein; previously filed as Exhibit 4 (xxi) in Amendment No. 1 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

     (xxv) Form of Rights Agreement, dated as of January 5, 1995 between Holding and Citibank, N.A. as Rights Agent.

     (10)1 (i) American Standard Inc. Long-Term Incentive Compensation Plan, as amended and restated as of February 3, 1995; copy of plan is being filed as Exhibit (10) (i) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

         (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and Supplemental Incentive Plan, as amended and restated as of February 3, 1995; copy of Trust Agreement is being filed as Exhibit (10) (ii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

         (iii) American Standard Inc. Annual Incentive Plan; previously filed as Exhibit (10) (vii) by the Company in its Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

         (iv) American Standard Inc. Management Partners' Bonus Plan effective as of July 7, 1988; previously filed as Exhibit (10) (i) in the Company's Form 10-Q for the quarter ended September 30, 1988, and herein incorporated by reference; amendments to Plan adopted on June 7, 1990, previously filed as Exhibit (4) (ii) in the Company's Form 10-Q for the quarter ended June 30, 1990, and herein incorporated by reference.

         (v) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through December 31, 1993; previously filed as Exhibit (10) (vii) by the Company in its Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (vi) American-Standard Employee Stock Ownership Plan, as amended and restated as of January 1, 1994; copy of Amendment is being filed as Exhibit (10)
(vi) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (vii) Amendment No. 1 to American Standard Employee Stock Ownership Plan described in Exhibit (10) (vi) above, authorized December 1, 1994; copy of Amendment is being filed as Exhibit (10) (vii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holdings Form 10-K for the same year, and herein incorporated by reference.

         (viii) Amendment No. 2 to American Standard Employee Stock Ownership Plan described in Exhibit (10) (vi) above, authorized March 2, 1995; copy of Amendment is being filed as Exhibit (10) (viii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference..

         (ix) American-Standard Employee Stock Ownership Trust Agreement, dated as of December 1, 1991, between ASI Holding Corporation and Fidelity Management Trust Company (as successor to Citizens & Southern Trust Company (Georgia), N.A.), as trustee; previously filed as Exhibit (10) (xiv) by the Company in its Form 10-K for the fiscal year ended December 31, 1991, and herein incorporated by reference.

         (x) Consulting Agreement made July 1, 1988, with Kelso & Company, L.P. concerning general management and financial consulting services to the Company; previously filed as Exhibit (10) (xviii) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

         (xi) Agreement, dated as of December 2, 1994, among Holding, the Company and Kelso & Company, L.P., amending the Consulting Agreement referred to in paragraph (10) (x) above; previously filed as Exhibit (10) (xi) in Amendment No. 1 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

         (xii) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995; a copy of the Plan is being filed as Exhibit (10) (xii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

         (xiii) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10) (i) in Holdings Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

         (xiv) Corporate Officers Severance Plan adopted by the Company in December, 1990, effective April 27, 1991; previously filed as Exhibit (10) (xix) by the Company in its Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (xv) Estate Preservation Plan, adopted by the Company in December, 1990; previously filed as Exhibit (10) (xx) by the Company in its Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

     (xvi) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10) (xv) above; previously filed as Exhibit (10)(xvii) by the Company in its Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

         (xvii) Summary of terms of Unfunded Deferred Compensation Plan adopted December 2, 1993; previously filed as Exhibit (10) (xviii) by the Company in its Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

     (xviii) American Standard Companies Inc. Stock Incentive Plan; previously filed as Exhibit (10) (xx) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act, as amended, filed January 5, 1995, and herein incorporated by reference.

         (xix) American Standard Inc. and Subsidiaries 1994-1995 Supplemental Incentive Compensation Plan (formerly named TNE Incentive Plan), as amended through February 3, 1995; copy of Plan is being filed as Exhibit (10) (xviii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (xx) Form of  Indemnification  Agreement;  previously filed as Exhibit (10)
(xxi) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

     (13) 1994 Annual Report to Stockholders. (Only those portions specifically incorporated by reference are filed; no other portions of the Annual Report are to be deemed filed.)

(21)              Listing of Holding's subsidiaries.

(27)              Financial Data Schedule.

     1Items in this series 10 consist of management contracts or compensatory plans or arragnements with the exception of (10)(x) and (xi).