Form 10-Q
period 1995-03-31
AMERICAN STANDARD COMPANIES INC
filed 1995-05-15
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995
                                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

                         Commission file number 1-11415
                        AMERICAN STANDARD COMPANIES INC.
             (Exact name of Registrant as specified in its charter)

                              Delaware 13-3465896
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ              08855-6820
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code               (908) 980-6000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



     X Yes No No Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, $.01 par value, outstanding at

 April 30, 1995                                                      76,225,217
                                                                        (shares)

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

     American Standard Companies Inc. is a Delaware corporation organized in March 1988, and has as its only significant asset all the outstanding common stock of American Standard Inc. Hereinafter, "the Company" will refer to American Standard Companies Inc. or to its subsidiary, American Standard Inc., as the context requires.

     The following consolidated summary statement of operations of the Company and subsidiaries for the three months ended March 31, 1995 and 1994 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary to a fair statement for those periods have been included. Results for the first three months of 1995 are not necessarily indicative of results for the entire year.

               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF OPERATIONS

                          (Dollars in millions except
                               per share amounts)

                                                              Three months ended
                                                                       March 31,
                                                       1995               1994

SALES                                              $1,223.2             $989.6
                                                   --------             ------

COST AND EXPENSES
  Cost of sales                                       909.1              746.3
  Selling and administrative expenses                 200.6              169.6
  Other expense                                        10.7                6.2
  Interest expense                                     57.4               64.1
                                                    1,177.8              986.2
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                  45.4                3.4
Income taxes                                          18.9               16.7

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                  26.5              (13.3)
Extraordinary loss on retirement of debt             (30.1)                 -

NET LOSS                                        $     (3.6)           $ (13.3)
                                                ==========            =======

Income (loss) per common share:
    Income (loss) before extraordinary item     $      .38           $   (.22)
    Extraordinary loss                                (.43)                 -
                                               -----------        -----------
    NET LOSS                                    $     (.05)          $   (.22)
                                                ==========           ========

Average number of outstanding common shares     69,888,575         59,803,748

                             See accompanying notes



               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED SUMMARY BALANCE SHEET

                              (Dollars in millions
                               except share data)

                                                   March 31,        December 31,
                                                      1995                 1994
CURRENT ASSETS
Cash and cash equivalents                       $     62.4           $     92.7
Accounts receivable                                  706.2                595.2
Inventories
    Finished products                                213.2                160.2
    Products in process                               98.2                 82.5
    Raw materials                                     92.6                80.5
                                                     404.0                323.2
Other current assets                                  63.1                 53.4
TOTAL CURRENT ASSETS                               1,235.7              1,064.5

FACILITIES, less accumulated depreciation;
    March 1995 - $486.6; Dec. 1994 - $430.2          826.7                812.7
GOODWILL                                           1,102.7              1,053.0
OTHER ASSETS                                         200.5                225.9
                                                ----------           ----------
TOTAL ASSETS                                      $3,365.6             $3,156.1
                                                  ========             ========

CURRENT LIABILITIES
Loans payable to banks                           $   315.0           $     70.3
Current maturities of long-term debt                  64.7                141.6
Accounts payable                                     358.1                350.5
Accrued payrolls                                     152.7                140.3
Other accrued liabilities                            433.1                376.0
                                                 ---------            ---------
TOTAL CURRENT LIABILITIES                          1,323.6              1,078.7

LONG-TERM DEBT                                    1,780.2              2,152.3
RESERVE FOR POSTRETIREMENT BENEFITS                 485.7                437.7
OTHER LIABILITIES                                   311.5                285.0
TOTAL LIABILITIES                                 3,901.0              3,953.7

STOCKHOLDERS' DEFICIT
Preferred stock, 2,000,000 shares authorized,
none issued and outstanding                             -                    -
Common stock $.01 par value, 200,000,000 shares
    authorized; 76,049,896 shares issued and
    outstanding in 1995; 60,932,457 in 1994            .8                   .6
Capital surplus and other                           481.1                192.6
Accumulated deficit                                (840.0)              (836.4)
Foreign currency translation effects               (174.6)              (151.7)
Minimum pension liability adjustment                 (2.7)                (2.7)
                                              -----------         ------------
TOTAL STOCKHOLDERS' DEFICIT                        (535.4)              (797.6)
                                               -----------         -----------
                                                 $3,365.6            $ 3,156.1
                                                 ========            =========



                             See accompanying notes


               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS

                             (Dollars in millions)
                               Three months ended
                                                                                                 March 31,
                                                                                        1995                  1994

CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item                                        $   26.5                $(13.3)
    Depreciation                                                                       27.1                  27.1
    Amortization of goodwill                                                            8.2                   7.6
    Non-cash interest                                                                  14.2                  12.7
    Accrued interest                                                                   16.7                  32.3
    Amortization of debt issuance costs                                                 2.1                   3.7
    Non-cash stock compensation                                                         6.8                   6.0
    Changes in assets and liabilities                                                 (77.0)                (72.2)
                                                                                   --------                ------
  Net cash provided by operating activities                                            24.6                   3.9

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                         (19.4)                (10.5)
    Investments in affiliated companies                                                (5.3)                 (7.6)
    Other                                                                               6.2                   2.5
  Net cash used by investing activities                                               (18.5)                (15.6)
                                                                                   --------                ------

  FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                            302.2                     -
    Costs of issuance of common stock                                                 (21.7)                    -
    Proceeds from issuance of long-term debt                                          450.2                   2.8
    Repayments of long-term debt                                                     (960.0)                (50.8)
    Net change in revolving credit facility                                           222.9                  62.4
    Net change in other short-term debt                                               (14.0)                  3.7
    Common stock repurchases                                                           (2.7)                 (2.7)
    Other financing costs                                                             (13.3)                    -
                                                                                   --------            ----------
  Net cash (used) provided by financing activities                                    (36.4)                 15.4
                                                                                   --------               -------

Effect of exchange rate changes on cash and
  cash equivalents                                                                        -                    .4
                                                                                -----------             ---------
Net (decrease) increase in cash and cash equivalents                                  (30.3)                  4.1
Cash and cash equivalents at beginning of period                                       92.7                  53.2
                                                                                   --------               --------
Cash and cash equivalents at end of period                                          $  62.4                $ 57.3
                                                                                    =======                ======

                             See accompanying notes

               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  The 1995 Refinancing

     As described in Notes 2 and 10 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994, the Company completed a major refinancing (the "1995 Refinancing") in the first quarter of 1995, including an amendment to the Company's 1993 credit agreement which provided an additional term loan (the "October Borrowing"), the initial public offering of the Company's common stock (the "Offering") and an amended and restated credit agreement (the "1995 Credit Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Note 2.  Tax Matters

     As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders on for the year ended December 31, 1994, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Operating results improved significantly in the first quarter of 1995 compared with the first quarter of 1994, due principally to volume increases in each of the Company's three business segments. As a result of the Company's leveraged buyout in 1988, the results of operations include the effects of purchase accounting and reflect a highly leveraged capital structure.

                        SUMMARY SEGMENT AND INCOME DATA
                  (Dollars in millions except per share data)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                         1995            1994

          SALES:
            Air Conditioning Products                                                 $  643            $520
            Plumbing Products                                                            323             296
            Automotive Products                                                          257             174
                                                                                    --------           -----

            Total  sales                                                              $1,223            $990
                                                                                      ======            ====


           OPERATING INCOME:
              Air Conditioning Products                                              $     42         $   32
              Plumbing Products                                                            41             38
              Automotive Products                                                          43             18
                                                                                     --------         ------
              Total  operating income                                                     126             88

            Interest expense(a)                                                           (57)           (64)
            Corporate items                                                               (24)           (21)
                                                                                     --------         -------

            Income before income taxes and
              extraordinary item                                                           45              3
            Income taxes                                                                   19             16
                                                                                     --------         ------
            Income (loss) before extraordinary item                                   $    26         $  (13)
                                                                                      ========        =======

            Income (loss) before extraordinary item
              per common share(a)                                                     $   .38          $(.22)
                                                                                      =======          ======

     (a) Had the initial public offering of the Company's common stock and related debt refinancing occurred on January 1, 1995, interest expense for the first quarter of 1995 would have been reduced by $4 million, and income before extraordinary item per common share would have increased from $.38 to $.40.

     Results of Operations for the First Quarter of 1995 Compared with the First Quarter of 1994

Operating Review

     Consolidated sales for the first quarter of 1995 were $1,223 million, an increase of $233 million, or 24% (20% excluding the favorable effects of foreign exchange), from $990 million in the first quarter of 1994. Sales increased for all three segments with gains of 24% for Air Conditioning Products, 9% for Plumbing Products and 48% for Automotive Products.

     Consolidated operating income for the first quarter of 1995 was $126 million, an increase of $38 million, or 43% (35% excluding the favorable effects of foreign exchange), from $88 million in the first quarter of 1994. Operating income improved for all three segments -- increasing 31% for Air Conditioning Products, 8% for Plumbing Products and more than doubling for Automotive Products.

     Sales of Air Conditioning Products increased 24% (with little effect from foreign exchange) to $643 million for the first quarter of 1995 from $520 million for the comparable quarter of 1994, as a result of strong gains in U.S. and international sales of applied and unitary commercial systems. Markets in the U.S. continued the improvement trend of 1994 in both the commercial new-construction and the commercial and residential replacement markets. Sales of commercial products in the U.S. increased 23% because of improved markets, CFC-related chiller replacement, gains in market share and a shift to newer, larger-capacity, higher-efficiency products. Residential sales were up 6% due to increased preseason purchases by distributors and favorable product shifts (to heat pumps from cooling units and to outdoor from indoor equipment). International sales of Air Conditioning Products for the first quarter of 1995 increased principally because of volume increases in the Far East and Latin America.

     Operating income of Air Conditioning Products increased 31% (with little effect from foreign exchange) to $42 million in the first quarter of 1995 from $32 million in the 1994 quarter, primarily reflecting expanded commercial product sales in the United States. Operating income for residential products declined slightly primarily because of lower prices due to competitive pressures and distributor concessions.

     Sales of Plumbing Products increased 9% (7% excluding the favorable effects of foreign exchange) to $323 million in the first quarter of 1995 from $296 million in the first quarter of 1994. The exchange-adjusted improvement resulted from sales increases of 4% for international operations and 14% for U.S.
operations. The sales increase for the international operations resulted primarily from price gains in Italy, Germany and Brazil. Sales increases also occurred in Mexico, the Philippines, Thailand and Korea. These increases were partly offset by the effect of the deconsolidation of operations in the People's Republic of China ("PRC") which in April 1994 were contributed to the new joint venture operating in that country. Sales in the U.S. increased as a result of higher volumes in both wholesale and retail market channels and an expanded retail customer base, offset partly by an unfavorable shift in sales mix to lower-priced products.

     Operating income of Plumbing Products for the first quarter of 1995 was $41 million compared with $38 million for the 1994 period, but was flat excluding the positive effects of foreign exchange. Despite higher sales, exchange-adjusted operating income was at the same level as in the year-earlier quarter for both international and U.S. operations. Because Italian and U.K. operations purchase products from Germany, the strength of the Deutschemark against Italian and U.K. currencies resulted in Italian and U.K. product cost increases not being fully recovered through pricing; these effects offset the benefits of sales increases. In the U.S., the positive effect of higher volumes was offset by the effect of an unfavorable product mix and the inability to fully recover material and labor cost increases due to competitive pressures.

     Sales of Automotive Products for the first quarter of 1995 were $257 million, an increase of 48% (31% excluding the favorable effects of foreign exchange) from $174 million in the first quarter of 1994. Unit volume of truck and bus production in western Europe improved 29% and aftermarket sales grew approximately 15%. The exchange-adjusted sales increase was the result of higher volumes, led by Germany and France reflecting the increased commercial vehicle production in western Europe, and the U.K. as a result of the growing utility vehicle business in that country. Sales also increased in all other major markets in which the Company has operations.

     Operating income for Automotive Products more than doubled to $43 million in the 1995 quarter, compared with $18 million in the comparable 1994 period (an increase of 139%, or 108% excluding the favorable effects of foreign exchange). This significant increase was primarily attributable to the substantially higher sales volume in improved markets in nearly all European countries and Brazil, higher margins due to increasing benefits of Demand Flow Technology, a reduced salaried workforce and other cost reductions .


Financial Review

     Interest expense decreased $7 million in the first quarter of 1995 compared to the year-earlier quarter primarily as a result of lower overall interest rates on debt outstanding under the 1995 Credit Agreement, together with reduced debt balances due to application of the net proceeds from the Offering (see "Liquidity and Capital Resources"). Corporate costs increased moderately primarily because of higher accretion expense related to postretirement benefits.

     The income tax provisions for the first quarters of 1995 and 1994 were $19 million and $16 million, respectively, on income before income taxes and extraordinary item of $45 million and $3 million for 1995 and 1994, respectively. These provisions reflected the taxes payable on profitable foreign operations, offset partly in 1995 by tax benefits from U.S. and certain foreign net operating losses. The unusual relationship between the pre-tax results and the tax provision for the first quarter of 1994 (and to a lesser extent the 1995 quarter) is explained by tax rate differences and withholding taxes on foreign earnings as well as by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments, and in 1994, the share allocations made by the Company's Employee Stock Ownership Plan ("ESOP"). Through 1994 the ESOP allocations were made from a plan established in 1988 through a reversion of excess pension plan assets. In 1995 and future years, Company contributions of either cash or stock to fund ESOP allocations will be tax deductible.

     As a result of the repayment of debt in the first quarter of 1995 upon completion of the 1995 Refinancing (see "Liquidity and Capital Resources"), the first quarter of 1995 included an extraordinary charge of $30 million attributable to the write-off of unamortized debt issuance costs, for which no tax benefit was available.

Cash Flows

     Net cash provided by operating activities, after cash interest paid of $25 million, was $25 million for the first quarter of 1995, compared with $4 million for the similar period of 1994. The $21 million increase resulted primarily from improved operating results. The Company made capital expenditures of $25 million, including $5 million of investments in affiliated companies (compared with capital expenditures of $18 million in 1994, including $8 million of investments in affiliated companies). Inventories and receivables increased during the first quarter reflecting the increased sales volume and the seasonal pattern typical of first quarters and expected to recur in the future. Working capital as a percentage of sales, however, decreased to 7.1% for the first quarter of 1995 from 7.6% for the first quarter of 1994. The principal financing activities during the first quarter of 1995 were related to the 1995 Refinancing described in "Liquidity and Capital Resources."

Liquidity and Capital Resources

     In the first quarter of 1995 the Company completed the 1995 Refinancing consisting of the October Borrowing, the Offering and the 1995 Credit Agreement. This refinancing reduced the amount of debt outstanding, will significantly lower future interest costs and provides less restrictive covenants. The October Borrowing was used to redeem, in November 1994, $317 million of high-interest rate bonds with lower-rate bank debt; the net proceeds from the Offering, totaling approximately $281 million, were used to repay indebtedness; and the 1995 Credit Agreement provided a secured multi-currency, multi-borrower credit facility aggregating $1.0 billion, the proceeds of which replaced outstanding borrowings (including the October Borrowing) under the Company's previous bank credit agreement. Had the Offering and the 1995 Credit Agreement been completed as of January 1, 1995, interest expense would have been reduced by $4 million and income before extraordinary item would have been $31 million ($.40 per share) in the first quarter of 1995.

     The 1995 Credit Agreement provides lower interest costs, increased borrowing capacity, less restrictive covenants and lower annual scheduled debt maturities through 2001 as compared with the previous credit agreement. The Company believes that the amounts available from operating cash flows and funds available under revolving facilities (the "Revolving Facilities") will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future.

     As of May 11, 1995, the Company had outstanding borrowings of $347 million under the Revolving Facilities. There was $151 million available under the Revolving Facilities after reduction for borrowings and for $52 million of letters of credit usage. In addition the Company's foreign subsidiaries had approximately $99 million available under overdraft facilities which can be withdrawn by the banks at any time. The Revolving Facilities are short-term borrowings by their terms under the 1995 Credit Agreement, and since a portion of the long-term debt under the Company's previous bank credit agreement was replaced with borrowings under the Revolving Facilities, a significantly larger portion of debt is classified as short-term.

     The 1995 Credit Agreement contains various covenants that limit certain activities and transactions and require the Company to meet certain financial tests as described in Note 10 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain American Standard Inc. debt instruments also contain financial tests and other covenants. In order to maintain compliance with the covenants and restrictions contained in its previous credit agreements, it was necessary from time to time for the Company to obtain waivers and amendments. The Company believes it is currently in compliance with the covenants contained in the 1995 Credit Agreement, but may have to obtain similar waivers or amendments in the future.

     As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994, there are pending German tax issues for the years 1984 through 1990. During the first quarter of 1995, the Company received the first of two reports on audit findings and it was silent on one of the major issues under audit which represents over a third of the adjustments the Company anticipated that the German tax authorities might propose relating to the 1984-1990 period and which is not an issue in any subsequent period. While there can be no assurance, the Company believes it is unlikely the issue will be pursued further by the German tax authorities.

                           PART II. OTHER INFORMATION

Item     1.  Legal Proceedings.

     For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Item     2.  Changes in Securities

     On January 4, 1995, in connection with the Offering, the Board of Directors of the Company adopted a Stockholder Rights Plan and declared a dividend of one right on each outstanding share of common stock. Newly issues shares of common stock after that date will have associated with them such rights. The Stockholder Rights Plan provides that, with stated exceptions, if any person acquires more than 15% of the Company's outstanding common stock, the rights are triggered, allowing stockholders (other than the 15% holder) to obtain stock in the Company at half price. Under certain circumstances the Board may exchange the rights for common stock at an exchange ratio of one share of common stock per right. The foregoing description is qualified in its entirety by reference to the form of Stockholder Rights Plan filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994.

     The 1995 Credit Agreement, together with certain American Standard Inc. debt instruments, limit the Company's ability to pay dividends to shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". Item 4. Submission of Matters to a Vote of Security Holders

     By the written consent dated as of January 4, 1995 of the holder of 45,000,000 shares of the common stock of the Company constituting a majority of the common stock outstanding, a Restated Certificate of Incorporation of American Standard Companies Inc. was adopted which, among other things, established a classified Board of Directors, authorized issuance of rights related to the Common Stock of the Company, imposed a 65% stockholder vote to adopt, amend or repeal certain provisions of the Restated Certificate of Incorporation and By-laws, prohibited stockholder action by written consent in lieu of meeting and imposed certain conditions for submission of stockholder proposals and nominations for directors.

     By the written consent dated as of January 18, 1995 of the holder of 45,000,000 shares of the common stock of the Company, constituting a majority of the common stock outstanding, the American Standard Companies Inc. Stock Incentive Plan was approved. Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K for the quarter ended March 31, 1995.
                                      None

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

                                                AMERICAN STANDARD COMPANIES INC.







                                                             By: G. Ronald Simon
                                                 (Vice President and Controller)
                                                      (also signing as Principal
                                                             Accounting Officer)









May 15, 1995

                        AMERICAN STANDARD COMPANIES INC.

                               INDEX TO EXHIBITS

                   (Item 6(a) - Exhibits Required by Item 601 of Regulation S-K and Additional Exhibits)

     (The Commission File Number of the Registrant, American Standard Companies Inc. (formerly named ASI Holding Corporation) ("Holding"), and for all Exhibits incorporated by reference, is 1-11415, except those Exhibits incorporated by reference in filings made by American Standard Inc. (the "Company") whose Commission File Number is 33-64450. Prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding's Commission File Number was 33-23070.)

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

     (ii) Assignment and Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company, and the financial institutions listed in Schedule I thereto (the Original Lenders); the financial institutions listed in Schedule II thereto (the Continuing Lenders), including Chemical Bank as Administrative Agent for the Original Lenders and Continuing Lenders and as
          Collateral Agent for the Original Lenders and Continuing Lenders; previously filed as Exhibit 4 (xvi) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

     (iii)Amended and Restated Credit Agreement, dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent; Citibank, N.A. and NationsBank, N.A. (Carolinas), as Senior Managing Agents; Bank of America Illinois, The Bank of Nova Scotia, Bankers Trust Company, The Chase Manhattan Bank, N.A., Compagnie Financiere de CIC et de L'Union Europeenne, Credit Suisse, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Long Term Credit Bank of Japan, Limited and The Sumitomo Bank, Ltd., as Managing Agents; and The Bank of New York, Canadian Imperial Bank of Commerce, The Fuji Bank, Limited and The Sanwa Bank Limited, as Co-Agents (the "1995 Credit Agreement"), with exhibits but without schedules. (The 1995 Credit Agreement replaces the Credit Agreement dated as of June 1, 1993 (the "1993 Credit Agreement"), but the Security Documents and the Guarantee Documents entered into pursuant to the 1993 Credit Agreement continue in force and effect as amended by the Credit Documents Amendment Agreement dated as of February 9, 1995 described in Exhibit (4)(iv) below; previously filed as Exhibit 4(xvii) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

     (iv) Credit Documents Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain domestic and foreign subsidiaries of the Company, and Chemical Bank, as Administrative Agent and as Collateral Agent for the Lenders under the 1995 Credit Agreement dated as of February 9, 1995, described in Exhibit (4)(iii) above; previously filed as Exhibit 4(xviii) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

     (v) Schedules I, II, and III to the 1995 Credit Agreement referred to in Exhibit (4)(iii) above.

     (vi) First Amendment dated as of March 15, 1995 to the 1995 Credit Agreement referred to above.

     (vii)Rights Agreement, dated as of January 5, 1995 between Holding and Citibank, N.A.as Rights Agent; previously filed as Exhibit 4(xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

     (10)(i) American Standard Inc. Long-Term Incentive Compensation Plan, as amended and restated as of February 3, 1995; previously filed as Exhibit (10)(i) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and Supplemental Incentive Plan, as amended and restated as of February 3, 1995; previously filed as Exhibit (10)(ii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (iii)Amendment No. 2 to American Standard Employee Stock Ownership Plan authorized March 2, 1995, previously filed as Exhibit (10)(viii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (iv) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995; previously filed as Exhibit (10)(xii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (v) American Standard Companies Inc. Stock Incentive Plan; previously filed as Exhibit (10)(xx) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

     (vi) American Standard Inc. and Subsidiaries 1994-1995 Supplemental Incentive Compensation Plan (formerly named TNE Incentive Plan), as amended through February 3, 1995; previously filed as Exhibit
          (10)(xviii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, concurrently with the filing of Holding's Form 10-K for the same year, and herein incorporated by reference.

     (vii)Form  of  Indemnification  Agreement;   previously  filed  as  Exhibit
          (10)(xxi) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995

(27)     Financial Data Schedule.