Form 10-Q
period 1995-09-30
AMERICAN STANDARD COMPANIES INC
filed 1995-11-13
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                                         OR

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



X Yes No
No
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at

               October 31, 1995                                      76,267,858
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

      The following consolidated summary statement of operations of the Company and subsidiaries for the three months and nine months ended September 30, 1995 and 1994 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the third quarter and first nine months of 1995 are not necessarily indicative of results for the entire year.


               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF OPERATIONS

                              (In millions except
                                  share data)

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                        1995       1994        1995        1994

SALES                                  $1,316.3  $1,188.8   $3,910.3   $3,308.9
                                       --------  --------   --------   --------

COST AND EXPENSES
  Cost of sales                          975.1     883.5     2,892.7    2,487.1
  Selling and administrative expenses    215.3     203.0       631.0      569.5
  Other expense                            7.6      10.5        26.7       24.9
  Interest expense                        51.3      65.6       162.5      194.3
                                      --------   --------    --------  --------
                                       1,249.3   1,162.6     3,712.9    3,275.8
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                      67.0      26.2       197.4       33.1
Income taxes                              23.6      15.1        78.0       46.7

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      43.4      11.1       119.4      (13.6)
Extraordinary loss on retirement of debt    --        --       (30.1)        --
                                      --------  --------     --------  --------
NET INCOME (LOSS)                     $   43.4  $   11.1    $   89.3   $  (13.6)
                                      ========  ========    ========   ========

Income (loss) per common share:
 Income (loss) before
   extraordinary item                $     .57  $    .19    $   1.61   $  (.23)
 Extraordinary loss on
   retirement of debt                       --        --        (.40)       --
                                      --------  --------     --------  --------

 NET INCOME (LOSS)                   $     .57  $    .19    $    1.21  $  (.23)
                                      ========  ========     ========  ========
Average number of
 outstanding common shares          76,190,840 59,953,698 73,987,678 59,911,525


                             See accompanying notes

Item 1.  Financial Statements (continued)

               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED SUMMARY BALANCE SHEET

                        (In millions except share data)
                                            September 30,           December 31,
                                                 1995                  1994
CURRENT ASSETS
Cash and cash equivalents                     $     54.4            $     92.7
Accounts receivable                                739.0                 595.2
Inventories
    Finished products                              228.5                 160.2
    Products in process                             96.5                  82.5
    Raw materials                                   93.9                  80.5
                                                   418.9                 323.2
Other current assets                                72.5                  53.4
TOTAL CURRENT ASSETS                             1,284.8               1,064.5

FACILITIES, less accumulated depreciation;
    Sept. 1995 - $517.1; Dec. 1994 - $430.2        839.6                 812.7
GOODWILL                                         1,071.4               1,053.0
OTHER ASSETS                                       238.3                 225.9
                                               ----------            ----------
TOTAL ASSETS                                    $3,434.1              $3,156.1
                                                ========              ========
CURRENT LIABILITIES
Loans payable to banks                         $   249.2            $     70.3
Current maturities of long-term                     63.6                 141.6
Accounts payable                                   339.9                 350.5
Accrued payrolls                                   176.8                 140.3
Other accrued liabilities                          469.9                 376.0
                                               ---------             ---------
TOTAL CURRENT LIABILITIES                        1,299.4               1,078.7

LONG-TERM DEBT                                   1,757.3               2,152.3
RESERVE FOR POSTRETIREMENT BENEFITS                486.3                 437.7
OTHER LIABILITIES                                  310.1                 285.0
TOTAL LIABILITIES                                3,853.1               3,953.7

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.01 par value, 2,000,000 shares
    authorized; none issued and outstanding            -                     -
Common stock $.01 par value, 200,000,000 shares
    authorized; 76,267,858 shares issued and
    outstanding in 1995; 60,932,457 in 1994           .8                    .6
Capital surplus and other                          492.5                 192.6
Accumulated deficit                               (747.1)               (836.4)
Foreign currency translation effects              (162.5)               (151.7)
Minimum pension liability adjustment                (2.7)                 (2.7)
                                              -----------          ------------
TOTAL STOCKHOLDERS' DEFICIT                       (419.0)               (797.6)
                                              -----------          -----------
                                                $3,434.1             $ 3,156.1
                                                ========             =========

                             See accompanying notes


               AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS

                                 (In millions)
                                                              Nine Months Ended
                                                                September 30,
                                                               1995        1994
                                                              -----       -----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item                $  119.4    $ (13.6)
    Depreciation (including asset loss provision in 1994)      83.6       95.3
    Amortization of goodwill                                   25.0       23.4
    Non-cash interest                                          47.7       50.5
    Non-cash stock compensation                                22.7       21.0
    Changes in assets and liabilities:
      Accounts receivable                                    (130.2)    (118.3)
      Inventories                                             (85.6)     (77.9)
      Accounts payable and other accruals                     108.6      111.4
      Other assets and liabilities                             10.3       35.6
  Net cash provided by operating activities                   201.5      127.4

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                (96.0)     (50.3)
    Investments in affiliated companies                       (18.8)     (12.9)
    Other                                                      12.9        9.0
  Net cash used by investing activities                      (101.9)     (54.2)
                                                             ------     -------

  FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                    302.2          -
    Costs of issuance of common stock                         (21.7)         -
    Proceeds from issuance of long-term debt                  469.1        9.3
    Repayments of long-term debt                           (1,023.3)    (117.9)
    Net change in revolving credit facility                   158.0       62.5
    Net change in other short-term debt                        (5.7)     (12.8)
    Common stock repurchases                                   (3.5)      (8.0)
    Other                                                     (12.8)        .4
                                                             ------     -------
  Net cash used by financing activities                      (137.7)     (66.5)
                                                             ------     -------

Effect of exchange rate changes on cash and
  cash equivalents                                              (.2)       3.0
                                                             ------     -------
Net increase (decrease) in cash and cash equivalents          (38.3)       9.7
Cash and cash equivalents at beginning of period               92.7       53.2
                                                             ------     -------
Cash and cash equivalents at end of period                  $  54.4     $ 62.9
                                                             ======     ======

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

Note 3.  Secondary Offering of Common Stock

        On September  27, 1995,  the Company  completed a secondary  offering of
22.5 million shares of the Company's common stock, substantially all of which shares were owned by Kelso ASI Partners, L.P., the Company's largest stockholder. All of the shares sold in the offering were previously issued and outstanding shares, and the Company received no proceeds from the offering.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Operating results improved significantly in the third quarter and first nine months of 1995 compared with the third quarter and first nine months of 1994, due principally to volume increases in the Air Conditioning Products and Automotive Products segments. As a result of the Company's leveraged buyout in 1988, the results of operations include the effects of purchase accounting and reflect a highly leveraged capital structure.

                        SUMMARY SEGMENT AND INCOME DATA
                  (Dollars in millions except per share data)
                                  (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                            -------------        -------------
                                          1995       1994      1995       1994
                                          ----       ----      ----       ----

SALES:
 Air Conditioning Products             $   776    $   693    $2,201     $1,861
  Plumbing Products                        307        308       952        905
  Automotive Products                      233        188       757        543
                                          ----        ----     ----    -------

  Total  sales                          $1,316     $1,189    $3,910     $3,309
                                        ======     ======    ======     ======


OPERATING INCOME:
  Air Conditioning Products           $     81    $    66    $  209     $  164
  Plumbing Products                         23         29        96         88
  Automotive Products                       36         19       123         39
                                          ----      -----      -----   -------
  Total  operating income                  140        114       428        291

Interest expense                            51         66       162(a)     194
Corporate items                             22         22        69         64
                                          ----      -----     -----     ------

Income before income taxes and
  extraordinary item                       67          26       197         33
Income taxes                               24          15        78         47
                                         ----       -----     -----     ------
Income (loss) before extraordinary item $  43     $    11   $   119     $  (14)
                                        =====      ======    ======      ======

Income (loss) before extraordinary item
  per common share                      $ .57     $   .19   $  1.61(a)    (.23)
                                        =====      ======   =======      ======

(a) Had the initial public offering of the Company's common stock and related debt refinancing occurred on January 1, 1995, interest expense for the first nine months of 1995 would have been reduced by $4 million, and income before extraordinary item per common share would have increased from $1.61 to $1.63.

         Operating income for the nine months ended September 30, 1994, included charges (in the second quarter) of $26 million related to employee severance, consolidation of certain production facilities and the implementation of other cost reduction actions. In that same period the Company also provided $14 million of reserves for losses on operating assets expected to be disposed of prior to the expiration of their originally estimated useful lives.


     Results of Operations for the Third Quarter and First Nine Months of 1995 Compared with the Third Quarter and First Nine Months of 1994

Operating Review

         Consolidated sales for the third quarter of 1995 were $1,316 million, an increase of $127 million, or 11% (10% excluding the favorable effects of foreign exchange), from $1,189 million in the third quarter of 1994. Sales increased 12% for Air Conditioning Products and 24% for Automotive Products, but were essentially identical to the prior year quarter for Plumbing Products. Consolidated operating income for the third quarter of 1995 was $140 million, an increase of $26 million, or 23% (20% excluding the favorable effects of foreign exchange), from $114 million in the third quarter of 1994. Operating income increased 23% for Air Conditioning Products and 89% for Automotive Products, but declined 21% for Plumbing Products.

         Consolidated sales for the first nine months of 1995 were $3,910 million, an increase of $601 million, or 18% (15% excluding the favorable effects of foreign exchange), from $3,309 million in the first nine months of 1994. Sales increased for all three segments with gains of 18% for Air Conditioning Products, 5% for Plumbing Products and 39% for Automotive Products. Consolidated operating income for the first nine months of 1995 was $428 million, an increase of $137 million, or 47% (41% excluding the favorable effects of foreign exchange), from $291 million in the first nine months of 1994. Excluding the $40 million of special charges (described above) recorded in the 1994 period, operating income improved 29% in the first nine months of 1995 from an adjusted operating income of $331 million in the comparable 1994 period. Excluding such special charges, operating income increased 22% for Air Conditioning Products and 132% for Automotive Products, but declined 10% for Plumbing Products.

         Sales of Air Conditioning Products increased 12% (with little effect from foreign exchange) to $776 million for the third quarter of 1995 from $693 million for the comparable quarter of 1994, as a result of strong gains in U.S. and international sales of applied and unitary commercial systems. Markets in the United States have continued to improve in 1995 in both the commercial replacement and the commercial new-construction markets. Sales of commercial products in the United States increased 11% because of improved markets, accelerated demand for chiller replacement (due to the impending ban on CFC refrigerant production), higher prices, gains in market share and increased sales of newer, higher-efficiency products. This gain was partly offset by a decrease of 8% in residential sales resulting from reduced shipments of residential products as distributors adjusted to the Company's shortened production cycle time and delayed or decreased their inventory restocking. International sales of Air Conditioning Products for the third quarter of 1995 increased principally because of volume increases in Europe, the Far East and Latin America. Sales for Air Conditioning Products in the first nine months of 1995 increased by 18% to $2,201 million from $1,861 million in the first nine months of 1994, primarily for the reasons underlying the third quarter increases, except that sales of residential products increased for the nine month period despite the decline in the third quarter because of significant volume gains in the first half of the year.

         Operating income of Air Conditioning Products increased 23% (with little effect from foreign exchange) to $81 million in the third quarter of 1995 from $66 million in the third quarter of 1994. This improvement resulted primarily from expanded commercial product sales and productivity gains in the United States and improved results in international operations, principally in Europe, as well as smaller gains in the Far East and Latin America. Operating income for residential products declined because of lower volumes and increased raw material costs, the effects of which were moderated somewhat as prices recovered partially from lower levels experienced in the last half of 1994 and the first half of 1995. Nine-month 1995 operating income for Air Conditioning Products was up 22%, excluding special charges of $7 million from the nine months of 1994, primarily for the reasons which led to the third quarter improvements.

         Sales of Plumbing Products in the third quarter of 1995 were $307 million, essentially identical to the third quarter of 1994 (with little effect from foreign exchange). A sales increase of 6% for U.S. operations was offset by an overall decrease for international operations. Sales in the United States increased primarily as a result of higher volumes in the retail market channel offset partly by lower prices on chinaware due to competitive pressures. For international operations, sales increases in Italy, Greece and the Philippines (primarily from higher volumes) were offset by sales decreases in Germany (as unexpected market weakness which developed during the second quarter continued into the third quarter), in Mexico, Canada and France (because of lingering economic weakness) and in South Korea (due to lower exports to other Far East markets increasingly served by the Company's expanding local joint-ventures). Sales of Plumbing Products for the nine months ended September 30, 1995, increased 5% (4% excluding foreign exchange effects) to $952 million from $905 million in the first nine months of 1994, primarily as the result of volume gains in the first half of 1995.

         Operating income of Plumbing Products for the third quarter of 1995 was $23 million, a decrease of 21% (22% excluding the positive effects of foreign exchange) compared with $29 million for the third quarter of 1994. The decrease was due to declines for both international and U.S. operations. For international operations, operating income declined primarily because of market weakness in Germany, Brazil and Mexico, costs associated with implementation of manufacturing process improvements as well as start-up expenses of new operations in the Far East and the Czech Republic. In addition, because Italian and United Kingdom ("U.K.") operations purchase products from Germany, the strength of the Deutschemark against Italian and U.K. currencies resulted in Italian and U.K. product cost increases that could not be fully recovered through pricing. In the United States, third quarter results decreased slightly from the prior year period because of lower prices and material cost increases, combined with higher than expected costs of production facility realignment. Operating income for Plumbing Products for the first nine months of 1995 was $96 million, an increase of 9% from $88 million in the first nine months of 1994. Excluding both foreign exchange effects and special charges of $19 million recorded in the first nine months of 1994, operating income in the first nine months of 1995 decreased by 15%, primarily for the same reasons which affected third quarter results.

         Sales of Automotive Products in the third quarter of 1995 were $233 million, an increase of 24% (16% excluding the favorable effects of foreign exchange) from $188 million in the third quarter of 1994. Unit volume of truck and bus production in Western Europe increased 26% and aftermarket sales increased 16%. The sales increase resulted from significantly higher volumes, reflecting the increased commercial vehicle production in Western Europe, the UK (as a result of the growing utility vehicle business in that country) and Brazil. Sales for the first nine months of 1995 were $757 million, an increase of 39% (26% excluding the favorable effects of foreign exchange) from $543 million in the first nine months of 1994, for the same reasons increases occurred for the third quarter.

         Operating income for Automotive Products increased to $36 million in the third quarter of 1995, an increase of 73% excluding the favorable effects of foreign exchange. This increase was primarily attributable to the substantially higher sales volume in improved markets in nearly all Western European countries, as well as higher margins achieved through implementation of manufacturing process improvements, productivity improvements and other cost reductions. Operating income for the first nine months of 1995 was $123 million, an increase of 105% excluding both the favorable effects of foreign exchange and special charges of $14 million from the 1994 period, primarily attributable to the same factors which generated third quarter improvements.


Financial Review

         Interest expense decreased by $15 million in the third quarter and by $32 million in the first nine months of 1995 compared to the year-earlier periods primarily as a result of reduced debt balances due to application of the net proceeds from the IPO and lower overall interest costs (see "Liquidity and Capital Resources"). Corporate items for the third quarter were at the same level as in the 1994 quarter but increased for the first nine months of 1995 primarily because of higher accretion expense related to postretirement benefits as well as expenses of a corporate advertising campaign initiated in 1995.

         Income tax provisions for the three months and nine months ended September 30, 1995, were $24 million and $78 million, respectively, on income before income taxes and extraordinary item of $67 million for the three months and $197 million for the nine months. Income tax provisions for the three months and nine months ended September 30, 1994, were $15 million and $47 million, respectively, on income before income taxes and extraordinary item of $26 million and $33 million, in the respective periods. Effective income tax rates for the three and nine months ended September 30, 1995 were 35.2% and 39.5%, respectively, compared with 57.6% and 141.1% in the prior year periods. The unusually high effective rates in 1994 resulted principally from taxes on profitable foreign operations while tax benefits were not available to offset losses on U.S. operations. In 1995 higher levels of income in the U.S. and certain foreign operations enabled the Company to recognize previously unrecognized tax benefits. The unusual relationship between the pre-tax results and the tax provision for both 1994 periods is explained by tax rate differences and withholding taxes on foreign earnings as well as by the nondeductibility for tax purposes of the amortization of goodwill and other purchase accounting adjustments and of the share allocations made by the Company's Employee Stock Ownership Plan ("ESOP"). Through 1994 the ESOP allocations were made under a plan established in 1988 with a reversion of excess pension plan assets. Beginning in 1995 Company contributions to fund ESOP allocations should be tax deductible.

         As a result of the repayment of debt in the first quarter of 1995 upon completion of the 1995 Refinancing (see "Liquidity and Capital Resources"), the nine month period ended September 30, 1995, included an extraordinary charge of $30 million attributable to the write-off of unamortized debt issuance costs, for which no tax benefit was available.

Cash Flows

         Net cash provided by operating activities, after cash interest paid of $104 million, was $202 million for the first nine months of 1995 compared with $127 million for the first nine months of 1994. The $75 million increase resulted primarily from improved operating results. The Company made capital expenditures of $115 million for the first nine months of 1995, including $19 million of investments in affiliated companies (compared with capital expenditures of $63 million for the first nine months of 1994, including $13 million of investments in affiliated companies). Inventories and receivables increased during the first nine months of 1995 primarily reflecting the increased sales volume. The principal financing activities during the first nine months of 1995 were related to the 1995 Refinancing described in "Liquidity and Capital Resources" and the scheduled repayment of $25 million of debt in the third quarter.

Liquidity and Capital Resources

         In the first quarter of 1995 the Company completed the 1995 Refinancing which reduced the amount of outstanding debt, significantly lowered interest costs and provided less restrictive covenants. The net proceeds from the IPO, totaling approximately $281 million, were used to repay indebtedness and the proceeds of the 1995 Credit Agreement, which provided a secured multi-currency, multi-borrower credit facility aggregating $1.0 billion, replaced outstanding borrowings under the Company's previous bank credit agreement.

         The 1995 Credit Agreement provides reduced borrowing rates, increased borrowing capacity, less restrictive covenants and lower annual scheduled debt maturities through 2001. The Company believes that amounts available from operating cash flows and funds available under revolving facilities (the "Revolving Facilities") incorporated in the 1995 Credit Agreement will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future.

         As of September 30, 1995, the Company had outstanding borrowings of $217 million under the Revolving Facilities. There was $281 million available under the Revolving Facilities after reduction for borrowings and for $52 million of letters of credit usage. In addition the Company's foreign subsidiaries had approximately $65 million available (after reduction for borrowings of $32 million) under overdraft facilities which can be withdrawn by the banks at any time. The Revolving Facilities are short-term borrowings by their terms, and because a portion of the long-term debt under the Company's previous bank credit agreement was replaced with borrowings under the Revolving Facilities, a significantly larger portion of the Company's debt is now classified as short-term.

         The 1995 Credit Agreement contains covenants that limit certain activities and transactions and require the Company to meet certain financial tests described in Note 10 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain American Standard Inc. debt instruments also contain financial tests and other covenants. In order to maintain compliance with the covenants and restrictions contained in its previous credit agreements, it was necessary from time to time for the Company to obtain waivers and amendments. The Company believes it is currently in compliance with the provisions of the 1995 Credit Agreement, but may in the future have to obtain waivers or amendments thereunder.

         As described in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994, and as updated for 1995 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the three months ended June 30, 1995, there are pending German Tax issues for the years 1984 through 1990. There has been no significant change in circumstances in relation to these issues since the second quarter of 1995.

         In November 1995 the Company successfully completed a tender offer by acquiring substantially all of the outstanding common shares and convertible bonds of Etablissements Porcher ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had an ownership interest of 32.88%. The cost of the acquisition, estimated to be approximately $25 million, was funded with a borrowing under the Company's revolving credit facilities. In addition, approximately $36 million of Porcher debt was assumed. For the nine months ended September 30, 1995, Porcher had sales of $162 million.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I which is incorporated herein by reference.


Item 5.  Other Information

         (a) On September 27, 1995, the Company completed a secondary offering of 22.5 million shares of the Company's common stock, substantially all of which shares were owned by Kelso ASI Partners, L.P. Upon completion of the offering, Kelso owned approximately 29% of the Company's 76.3 million outstanding shares of common stock. All of the shares sold in the offering were previously issued and outstanding shares, and the Company received no proceeds from the offering.

         (b) In November 1995 the Company successfully completed a tender offer by acquiring substantially all of the outstanding common shares and convertible bonds of Porcher not previously owned by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," in Part I which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

     (b) Reports on Form 8-K. During the quarter ended September 30, 1995, the Company filed no reports on Form 8-K .

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

                                                AMERICAN STANDARD COMPANIES INC.
                                                                    (Registrant)







Date: November 13, 1995                                   By /s/ G. Ronald Simon
                                                             -------------------
                                                                 G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)

                        AMERICAN STANDARD COMPANIES INC.

                         Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 1995


                                 EXHIBIT INDEX

Exhibit No. 27                            Description: Financial Data Schedule