Form 10-K405
period 1995-12-31
AMERICAN STANDARD COMPANIES INC
filed 1996-03-29
CIK 836102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ /   Transition Report to Section 13 or 15(d) of the Securities Exchange Act
      of 1934 For the transition period from                to               .
                                             --------------    -------------

                         Commission File Number 1-11415

                        AMERICAN STANDARD COMPANIES INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                          13-3465896
----------                                                          ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

ONE CENTENNIAL AVENUE, P.O. BOX 6820, PISCATAWAY, NEW JERSEY        08855-6820
------------------------------------------------------------        ----------
(Address of principal executive office)                             (Zip Code)


Registrant's telephone number, including area code: (908) 980-6000 Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                 Name of each exchange on which registered
 --------------------                 -----------------------------------------
Common Stock, $.01 par value                      New York Stock Exchange, Inc.
 (and associated Common Stock Rights)

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 11, 1996 was approximately $1.5 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.


Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 11, 1996:


  Common Stock, $.01 par value                                77,032,003 Shares

Documents incorporated by reference:
                                                    Part of the Form 10-K into
  Document (Portions only)                      which document is incorporated.
  ------------------------                      -------------------------------
Annual Report to Stockholders for the year                  Parts I, II and IV
ended December 31, 1995

Definitive Proxy Statement dated March 28,
1996 for use in connection with the Annual Meeting
of Stockholders to be held on May 2 , 1996                            Part III

                                TABLE OF CONTENTS

                                                                             PAGE
                                     PART I

Item 1.    Business.                                                           1
Item 2.    Properties.                                                        15
Item 3.    Legal Proceedings.                                                 16
Item 4.    Submission of Matters to a Vote of Security Holders.               16
           Executive Officers of the Registrant.                              17

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters.                                            20
Item 6.    Selected Financial Data.                                           21
Item 7.    Management' s Discussion and Analysis of Financial Condition
               and Results of  Operations.                                    22

Item 8.    Financial Statements and Supplementary Data.                       22
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.                           22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.                23
Item 11.   Executive Compensation.                                            23
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    23
Item 13.   Certain Relationships and Related Transactions.                    23


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.   24

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

American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (57% of 1995 sales); bathroom and kitchen fixtures and fittings (24% of 1995 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (19% of 1995 sales). American Standard is a market leader in each of these business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDL STANDARD(R), STANDARD(R) and PORCHER(R) for plumbing products and WABCO(R) and PERROT(R) for braking and related systems. The Company emphasizes technologicall advanced products such as air conditioning systems that utilize energy-efficient compressors and environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") utilizing electronic controls. At December 31, 1995, American Standard had 102 manufacturing facilities in 34 countries.


OVERVIEW OF BUSINESS SEGMENTS

American Standard operates three business segments: Air Conditioning Products, Plumbing Products and Automotive Products.


AIR CONDITIONING PRODUCTS. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names by the Trane Company ("Trane"). Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1995. Approximately 60% of Trane's sales in 1995 was in the replacement, renovation and repair markets which have been less cyclical than the new residential and commercial construction markets. Management believes that Trane is well positioned for growth because of its high quality, brand-name products, significant existing market shares, the introduction of new product features such as electronic controls, the expansion of its broad distribution network, conversion to products utilizing environmentally-preferred refrigerants and expansion of operations to developing market areas throughout the world, principally the Asia-Pacific area and Latin America.


PLUMBING PRODUCTS. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R),

STANDARD(R) and PORCHER(R) names. Of Plumbing Products' 1995 sales, 71% w derived from operations outside the United States and 29% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality of its brand-name products, significant existing market shares in a number of countries and the expansion of existing operations in developing market areas throughout the world (principally the Far East, Latin America and Eastern Europe).

AUTOMOTIVE PRODUCTS. Automotive Products ("WABCO") is a leading manufacturer, primarily in Europe and Brazil, of braking and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems (including ABS) marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the U.S. commercial market, where phase-in of ABS has been mandated beginning in
1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.


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


Air Conditioning Products continues to expand its operations in the Far East, Latin America and Europe. It has recently established a joint venture in Australia and continues to expand its sales forces in the Far East, Latin America, the Middle East and India. In December 1995 the Company completed arrangements for the development and expansion of its air conditioning business in the People's Republic of China ("PRC"), to become an integrated manufacturer, marketer and distributor of a broad range of air conditioning systems and related products for residential and commercial applications. The Company and a minority investor established ASI China Holdings Limited ("ASI China"), in which the Company has an initial ownership interest of 64.4%, and formed A - S Air Conditioning Products Limited ("ASAP"), owned 50.4% by ASI China, to establish or acquire majority ownership in up to five manufacturing joint ventures as well as sales and service businesses in the PRC. The Company contributed to ASAP its 50% interest (valued at $10 million) in a Hong Kong joint venture (which imports and distributes air conditioning products) and has committed to contribute $20 million in cash, $8 million of which had been contributed as of December 31, 1995. The minority investor in ASI China and third-party investors in ASAP have committed to contribute a total of $62 million, $26 million of which had been contributed as of December 31, 1995. As of December 31, 1995, ASAP had acquired majority ownership in three manufacturing joint ventures and in conjunction therewith assumed debt of $21 million.

Plumbing Products has entered new markets through joint ventures in Eastern Europe, Spain and Portugal and is continuing to expand using this approach. In 1995 operations were expanded in France through the acquisition of Porcher (see "Plumbing Products Segment"). Plumbing Products continues to expand its operations in the PRC through its affiliate, A-S China Plumbing Products Limited ("ASPPL"), in which American Standard has a current ownership position of 28% and effective control over day-to-day operations. ASPPL has expanded its operations to Beijing, Tianjin, Shanghai and Guangzhou in order to provide a full product line of fixtures, fittings, and bathtubs throughout the PRC market. ASPPL has entered into seven joint ventures with local business concerns which, together with one wholly-owned operation, have received business licenses from Chinese government authorities. These include two chinaware manufacturing facilities currently under construction, an existing chinaware manufacturing facility being expanded, two operating fittings plants and two operating steel tub factories. The Company's ownership interest in ASPPL is expected to increase over time to at least 51% of the equity of ASPPL through reinvestment of royalties and management fees and through additional stock purchases.


Automotive Products, headquartered in Europe, since 1993 has established a joint venture in the PRC, acquired a business in Spain, is in the process of establishing joint ventures in Eastern Europe and is expanding the volume of business done through its existing joint ventures in Japan and the United States.


  DEMAND FLOW(R) TECHNOLOGY*


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


As part of American Standard's strategy to integrate Demand Flow into all of its operations, most of American Standard's approximately 43,000 employees worldwide have been trained in Demand Flow, which has been implemented in substantially all of American Standard's production facilities. In addition, American Standard is implementing Demand Flow methods in its acquired operations such as Perrot, a German brake manufacturer acquired in January 1994, and Porcher, acquired in 1995. American Standard is also applying Demand Flow to administrative functions and is re-engineering its organizational structure to manage its businesses based on processes instead of functions.


American Standard believes that its implementation of Demand Flow methods has achieved significant benefits. Product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced and, on average, inventory turnover rates have more than tripled since 1990. Principally as a result of the implementation of Demand Flow American Standard has reduced inventories by 49% from December 31, 1989 while related sales have grown 57% for the same period. American Standard further believes that as a result of the introduction of Demand Flow employee productivity has risen significantly, customer service
-----------------------------
*Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

has improved and, without reducing production capacity, the Company has been able to free more than three million square feet of manufacturing and warehouse space, allowing for expansion, plant consolidation or other uses.

AIR CONDITIONING PRODUCTS SEGMENT

Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 1995 Trane, with revenues of $2,953 million, accounted for approximately 57% of the Company's sales and 49% of its operating income. Outside the United States, Trane derived 21% of its sales in 1995 from manufacturing operations and 7% from U.S. exports. Approximately 60% of Trane's sales in 1995 was in the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

Trane manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, dehumidify or humidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves field installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane manufactures and distributes mini-split units principally in the Far East and Europe.

Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are generally higher than on sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally-preferred refrigerants.

In May 1994 a subsidiary of the Company, Standard Compressors Inc., concluded arrangements for a partnership, Alliance Compressors, formed in December 1993 with Heatcraft Technologies Inc., a subsidiary of Lennox International Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. Each partner has a 50% interest in Alliance Compressors, which initially is manufacturing reciprocating compressors in a section of the Company's existing facility in Tyler, Texas. Construction has begun on a new facility in Natchitoches, Louisiana, for the manufacture of a new scroll compressor being developed for use primarily in residential air conditioners.

Many of the products manufactured by Trane utilize HCFCs and prior to 1994 utilized CFCs as refrigerants. Various federal and state laws and regulations, principally the 1990 Clean Air Act Amendments, require the eventual phase-out of the production and use of these chemicals because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants will require replacement or modification of much of the air conditioning equipment already installed, which has created a new market opportunity. In order to ensure that the Company's products will be compatible with the substitute refrigerants, Trane has been working closely with the manufacturers that are developing substitutes for those refrigerants being phased out. See "General-Regulations and Environmental Matters."

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

At December 31, 1995 Air Conditioning Products had 31 manufacturing plants in 9 countries, employing approximately 19,100 people.

Air Conditioning Products comprises three operating groups: Unitary Products, North American Commercial, and International.

  UNITARY PRODUCTS GROUP

Unitary Products, which accounted for 37% of Air Conditioning Products' 1995 sales, manufactures and distributes products for commercial and residential unitary applications in the United States. This group benefits the most from the growth of the replacement market for residential and commercial air conditioning systems. Other major suppliers in the unitary market are Carrier, Rheem, Lennox, Goodman and Intercity Products.

Commercial unitary products range from 2 to 120 tons and include combinations of air conditioners, heat pumps, and gas furnaces, along with variable-air-volume equipment and integrated control systems. Typical applications are in retail stores, small-to-medium-size office buildings, manufacturing plants, restaurants, and commercial buildings located in office parks and strip malls. These products are sold through commercial sales offices in 121 locations. Residential central air conditioning products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, and coils. These products are sold through independent wholesale distributors and Company-owned sales offices in over 250 locations to dealers and contractors who sell and install the equipment.

During 1994 and 1995 the Unitary Products Group successfully introduced several new, products including a new line of outdoor condensing units for the AMERICAN STANDARD(R) brand; a very high efficiency residential air conditioner; a new furnace line; micro-electronic controlled large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on enhancements and new capabilities for existing products.

The Company also markets an AMERICAN STANDARD(R) brand name product to serve distributors who typically carry other products in addition to air conditioning products.


  NORTH AMERICAN COMMERCIAL GROUP

North American Commercial Group, which accounted for 42% of Air Conditioning Products' 1995 sales, manufactures and distributes products in the United States for sale in the U.S. and Canada for air conditioning applications in larger commercial, industrial, and institutional buildings. Other major suppliers of commercial systems are Carrier, York, and McQuay.

North American Commercial Group distributes its products through 95 sales offices. Thirty-four of these offices are Company-owned and 61 are franchised. The Company acquired the

Toronto, Canada, and St. Louis, Missouri offices in 1994 and the Albany, New York, and Nashville, Tennessee offices in 1995. Through March of 1996 the Company acquired the Grand Rapids, Michigan, Pittsburgh, Pennsylvania, and New Haven, Connecticut, offices and expects to continue to acquire major sales offices from its franchisees.

Over the last few years the North American Commercial Group has added additional aftermarket business activities, such as emergency rentals of air conditioning equipment. Also, the group has expanded its line to include components for converting installed centrifugal chiller products to use more environmentally-preferred refrigerants.


During 1994 and 1995 the Company continued its introduction of a number of newer products such as the high-efficiency centrifugal chiller, an expanded air cooled series R chiller line, and the new fan coil line. Integrated Comfort Systems continue to grow as a percentage of total sales. Indoor air quality is emerging as a significant new application to be served by the Company's products and services.

  INTERNATIONAL GROUP

The International Group, which accounted for approximately 21% of Trane's 1995 sales, manufactures applied and unitary products in foreign facilities operated by subsidiaries and joint ventures and exports many of the products manufactured in the United States by the Unitary Products and North American Commercial Groups. Like the North American Commercial Group, the International Group has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment installed around the world.

Trane expects to continue the expansion of its presence outside the U.S. In the Asia-Pacific region Trane recently established a joint venture in Australia as well as three manufacturing joint ventures in the PRC (see "Globalization") and expanded its operations in Malaysia. In the early 1990's it purchased an air conditioning manufacturing and distribution firm in Taiwan, and entered into a sales and manufacturing joint venture in Thailand. In Europe, in addition to its plants in Epinal and Charmes, France, the group opened plants in Mirecourt and in Colchester, U.K., in 1992. A joint venture in Egypt commenced operations in 1992 to serve markets in the Middle East.


PLUMBING PRODUCTS SEGMENT

Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R) and PORCHER(R), names. In 1995 Plumbing Products, with revenues of $1,270 million, accounted for 24 % of the Company's sales and 22 % of its operating income. Plumbing Products derived approximately 71 % of its total 1995 sales from operations outside the United States.

Of Plumbing Products' sales, 53% consists of vitreous china fixtures, 26% consists of fittings (typically brass), 7% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.


Plumbing Products operates through four primary geographic groups: European Plumbing Products, U.S. Plumbing Products, Americas International and the Far East Group. Plumbing

Products' fittings operations, the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Germany, Bulgaria, the U.S., and Mexico. Worldwide Fittings sales and operating results are reported in the four primary geographic groups within which it operates.

European Plumbing Products, which sells products primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Spain, Portugal, and Egypt. In November 1995 the Company acquired substantially all of the remaining outstanding common shares and convertible bonds of Etablissement Porcher ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had an ownership interest of 32.88%. The $25 million cost of the acquisition was funded with a borrowing under the Company' s revolving credit facilities. In addition $31 million of Porcher debt was assumed. In 1995 Porcher had sales of $216 million.

U.S. Plumbing Products manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada, and Brazil and its majority-owned subsidiaries in Central America.

The Far East Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand and the Philippines, and its manufacturing joint venture in Indonesia and is developing a new joint venture in Vietnam. The Company is also significantly expanding its operations in the PRC. See - "Globalization".

The market for the Company's plumbing products is divided into the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the European and U.S. groups' sales but only about 40% of the sales of the Far East group, for which new construction is more important. In the United States and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. In 1995 the new construction market in Europe declined slightly, especially in Germany and France, after recovering somewhat in 1994 and 1993. In the U.S. the new construction market hit its recent low in 1992 but had some recovery through 1995. The new construction market, in which the product selection is made by builders or contractors, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market consumers make the model selection and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Although management believes it must continue to offer a full line of fixtures and fittings in order to support its distribution system, Plumbing Products' current strategy is to focus on increasing its sales of higher-margin products in the middle and upper segments of both the remodeling and new construction markets.

Plumbing Products also has continued its programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

U.S. Plumbing Products is focusing on the unique needs of the growing mass retail home center industry, using products sourced from several of the Company's manufacturing locations throughout the Americas. This market channel accounted for about 26% of U.S. Plumbing Products' sales in 1995, and this proportion is expected to grow.

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

Many of the Company's bathtubs are made from a proprietary porcelain on metal composite, AMERICAST(R), which has gained an increasing share of the worldwide market. Products made from the composite AMERICAST(R) have the durability of cast iron with only one-half the weight and are characterized by improved resistance to breaking and chipping. AMERICAST(R) products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite was extended to kitchen sinks, bathroom lavatories and acrylic surfaced products during the early 1990's.

At December 31, 1995, Plumbing Products employed approximately 18,000 people and, including affiliated companies, had 57 manufacturing plants in 24 countries.

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

AUTOMOTIVE PRODUCTS SEGMENT

Operating under the WABCO(R) name, Automotive Products manufactures air brake and related systems for the commercial vehicle industry in Europe and Brazil. WABCO's most important products are pneumatic braking systems and related electronic control and other systems and components (including ABS) for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. In 1995 WABCO, with sales of $998 million, accounted for 19 % of the Company's sales and 29% of its operating income. The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are Mercedes-Benz, Volvo, Iveco
(Fiat), RVI (Renault) and Rover. Principal competitors are Knorr, Robert Bosch, and Bendix.

The European market for new trucks, buses, trailers, and replacement parts continued to recover in 1995 following a strong recovery in 1994 after significant declines in 1992 and 1993. European legislation mandating the phase-in of ABS beginning in 1991 has had a positive impact on sales and is expected to continue to do so. The Brazilian market continued its recovery which began in 1993 after declining in 1992.

Through 1995 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately one million heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe has significantly increased in recent years to approximately 175,000 units in 1995 and to 56,000 units annually in other markets, primarily the United States and Japan. In addition, WABCO has developed electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. Significant progress was made in recent years in market acceptance of electronically controlled systems. New products under development are an advanced electronic braking system and additional electronic drive line control systems. In addition, WABCO has developed and implemented an electronic data interchange system, which links certain customers directly to WABCO's information systems, providing timely, accurate information and just-in-time delivery to the customer.

WABCO and affiliated companies have 14 manufacturing facilities and 7 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, and Brazil. WABCO has joint ventures in the United States with Rockwell International (Rockwell WABCO), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Clayton Sundaram) and in the PRC. There is also a licensee in the PRC.

In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

Since 1991 ABS for commercial vehicles has been gaining acceptance in the United States and Japan, where WABCO participates through its joint venture operations. Rockwell WABCO is now a supplier of WABCO systems to Freightliner, Mack, Volvo-GM, Kenworth, Peterbilt and other vehicle manufacturers in North America. SANWAB supplies Hino, Nissan and trailer manufacturers in Japan. In most European countries, ABS has become mandatory for commercial vehicles. In March 1995, the U.S. Department of Transportation, National Highway Traffic Safety Administration, adopted amended federal regulations which require that new medium and heavy vehicles be equipped with antilock brake systems (ABS). These amended regulations will be phased in over a two-year period beginning in March 1997. WABCO believes it is in a good position to take advantage of this opportunity.

At December 31, 1995, WABCO employed approximately 5,700 people.

BUSINESS SEGMENT DATA

Information concerning revenues and operating profit and loss attributable to each of the Company's business segments and geographic areas is set forth in the Company's 1995 Annual Report to Stockholders on page 14, "Five Year Financial Summary" under the caption "Segment Data", on pages 15 though 19 under the caption entitled "Management's Discussion and Analysis" and on page 41 under the caption entitled "Segment Data" which are incorporated herein by reference, and information concerning identifiable assets of each of the Company's business segments is set forth on page 41 of the Company's 1995 Annual Report to Stockholders under the caption entitled "Segment Data", which is incorporated herein by reference.

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

     Business Segment                      Trademark
     ----------------                      ---------
        Air Conditioning Products       TRANE(R)
                                        AMERICAN STANDARD(R)
        Plumbing Products               AMERICAN STANDARD(R)
                                        IDEAL STANDARD(R)
                                        STANDARD(R)
                                        PORCHER(R)
        Automotive Products             WABCO(R)
                                        WABCO WESTINGHOUSE(R)
                                        CLAYTON DEWANDRE
                                        PERROT(R)

The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

  RESEARCH AND PRODUCT DEVELOPMENT

The Company made expenditures of $133 million in 1995, $123 million in 1994, $114 million in 1993, for research and product development and for product engineering. The expenditures for research and product development only were $49 million in 1995, $44 million in 1994 and $47 million in 1993 and were incurred primarily by Automotive Products and Air Conditioning Products. Automotive Products, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Products' research and development expenditures were primarily related to alternative, environmentally-preferred refrigerants, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

  REGULATIONS AND ENVIRONMENTAL MATTERS


The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. A number of the Company's plants are in the process of making changes or modifications to comply with such laws and regulations as well as undertaking response actions to address soil and groundwater issues at certain of its facilities. The Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1993, 1994 and 1995 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

On May 31, 1994, the Company's Salem, Ohio plant received a Request for Information Pursuant to the Clean Air Act from the U.S. Environmental Protection Agency (Region 5). This request was fully complied with by July 22, 1994. During the development of the response, American Standard noted several questions concerning the status of certain air sources. On August 2, 1994, American Standard Inc. proposed to enter consensual "Findings and Orders" with the Ohio Environmental Protection Agency to resolve these questions. On November 17, 1995 the Company reached a verbal agreement with the Ohio EPA which would result in the Company being assessed a penalty of $25,000. The Company expects to finalize this agreement in the first half of 1996.

The Company's international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States. The Company believes it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations.

On December 15, 1992 the Company, along with 15 other major manufacturers of plumbing fittings, was sued in the Superior Court of the State of California, County of San Francisco by the State of California. The same companies were sued in a companion case, filed the same day, by the Natural Resources Defense Council and a second environmental group. In each case, plaintiffs sought injunctive relief, civil penalties and compensatory damages, alleging, inter alia, that faucets sold by the parties discharged lead into drinking water in excess of minimum standards allegedly established by Proposition 65. Both cases were settled in November of 1995 for a minimal amount without any admission of liability. The Company agreed that 95% of its fittings sold in California would meet agreed upon lead leachate standards by the year 2000. The majority of the Company's fittings already meet these standards and the Company foresees no difficulties in meeting the settlement deadlines. No penalties, restitution or other damages were paid.

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

The 1990 Clean Air Act Amendments (the "CAAA") implement the Montreal Protocol by establishing a program for limiting the production and use of CFCs and other ozone-depleting chemicals. Under the CAAA the production and consumption of "Class I substances," including CFCs, are being phased out, and the production of most was discontinued December 31, 1995 pursuant to final action of the EPA.

The EPA has taken final action to phase out production of the long-lived HCFCs, such as HCFC-22, for use in new equipment by 2010 and totally by 2020, while adopting the current CAAA schedule for the short-lived HCFCs, such as HCFC-123, by phasing them out for use in new equipment by 2020 and completely out of production in 2030.

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

   EMPLOYEES

The Company employed approximately 43,000 people (excluding employees of unconsolidated joint venture companies) at December 31, 1995. The Company has a total of 18 labor union contracts in North America (covering approximately 8,500 employees), six of which expire in 1996 (covering approximately 4,800 employees) and four of which expire in 1997 (covering approximately 1100 employees). One of the contracts expiring in 1996 has already been successfully renegotiated. There can be no assurance that the Company will successfully negotiate the remaining labor contracts expiring during 1996 without work stoppages. However, the Company does not anticipate any problems in renegotiating those contracts that would materially affect its results of operations.

In 1994, 230 Plumbing Products employees went on strike for 64 days at the Landsdowne (Toronto), Canada chinaware manufacturing plant. In 1991, 1,200 Air Conditioning Products employees went on strike for 54 days at the LaCrosse, Wisconsin facility and, in 1989, 1,300 Air Conditioning Products workers went on strike for 40 days at the Clarksville, Tennessee facility. Other than these strikes, the Company has not experienced any other significant work stoppages in North America since 1985.

The Company also has a total of 40 labor contracts outside North America (covering approximately 18,000 employees). In early 1996 there was a 5-week work stoppage at the two chinaware manufacturing plants of the Philippines plumbing products subsidiary, involving 700 employees, where the Company has announced plans to combine the two facilities. Other than the Philippines work stoppage, the Company has not experienced any significant work stoppage in the last five years outside North America.

Although the Company believes relations with its employees are generally satisfactory, there can be no assurance that the Company will not experience significant work stoppages in the future or that its relations with employees will continue to be satisfactory.

   CUSTOMERS

The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

   INTERNATIONAL OPERATIONS

The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Central American countries, the PRC, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Australia and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest.

Because the Company has manufacturing operations in 34 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly offset by the denomination in foreign currencies of a portion of the Company's borrowings.

ITEM 2.   PROPERTIES

At December 31, 1995 the Company conducted its manufacturing activities through 102 plants in 34 countries, of which the principal facilities are as follows:


     BUSINESS
     SEGMENT               LOCATION                      MAJOR PRODUCTS MANUFACTURED AT LOCATION
     -------               --------                      ---------------------------------------
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

Plumbing Products          Salem, OH                            Enameled-steel fixtures and acrylic bathtubs
                           Tiffin, OH                           Vitreous china
                           Trenton, NJ                          Vitreous china
                           Toronto, Canada                      Vitreous china and enameled-steel fixtures
                           Hull, England                        Vitreous china and acrylic bathtubs
                           Middlewich, England                  Vitreous china
                           Dole, France                         Vitreous china and acrylic bathtubs
                           Neuss, Germany                       Vitreous china
                           Wittlich, Germany                    Brass plumbing fittings
                           Orcenico, Italy                      Vitreous china
                           Brescia, Italy                       Vitreous china
                           Mexico City, Mexico                  Vitreous china, water heaters
                           Monterrey, Mexico                    Brass plumbing fittings
                           Manila, Philippines                  Vitreous china
                           Seoul, South Korea                   Brass plumbing fittings
                           Bangkok, Thailand                    Vitreous china
Automotive                 Campinas, Brazil                     Braking equipment
 Products                  Leeds, England                       Braking equipment
                           Claye-Souilly, France                Braking equipment
                           Hanover, Germany                     Braking equipment
                           Mannheim, Germany                    Foundation brakes


Except for the properties located in Mirecourt, France and Manila, Philippines, all of the plants described above are owned by the Company or a subsidiary. The properties listed above located in the United States, Canada, and the U.K. are subject to mortgages securing the Company's obligations under its bank credit agreement which was amended and restated effective February 9, 1995 (the "1995 Credit Agreement"). The Company is obligated to mortgage the properties listed above located in France (other than the property located in Mirecourt) to secure certain obligations under the 1995 Credit Agreement and related documents. In addition, to the extent required by the respective indentures pursuant to which certain debt securities of American Standard Inc. were issued, the obligations of American

Standard Inc. under such debt instruments are secured by mortgages on principal U.S. properties equally and ratably with indebtedness under the 1995 Credit Agreement. Through joint ventures, the Company participates in the operation (or is in the process of constructing) up to ten plants in the PRC, and operates one plant in each of Indonesia and India. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

In 1995 several Air Conditioning Products' plants operated at or near capacity and others operated moderately below capacity.

In 1995 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country but overall were satisfactory.

Automotive Products' plants generally operated moderately below capacity in 1995.

ITEM 3.  LEGAL PROCEEDINGS

American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of an alleged class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, filed on March 5, 1993 in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates the Federal antitrust laws. It demands $680 million in damages (which would be subject to trebling under the antitrust laws) and injunctive relief. American Standard Inc. has filed an answer denying all claims of violation and is defending itself vigorously. In July 1994, the district court denied class certification with respect to two of the three violations alleged in the suit. These alleged violations may now only be asserted by Entech on its own behalf. With respect to the one claim that was certified as a class action, alleging a price fixing conspiracy, management believes, on the basis of the facts known to it that the claim is without merit. In management's opinion the litigation will not have any material adverse effect on the financial position, cash flows, or results of operations of the Company.

For a discussion of German tax issues see Note 5 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof). For a discussion of environmental issues see "Item 1. Business - General - Regulations and Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 11, 1996 with respect to each person who is an executive officer of the Company:


             Name                     Age                           Position with Company
             ----                     ---                           ---------------------
Emmanuel A.  Kampouris                 61          Chairman, President and Chief Executive Officer, and Director
Horst Hinrichs                         63          Senior Vice President, Automotive Products, and Director
George H.  Kerckhove                   58          Senior Vice President, Plumbing Products, and Director
Fred A.  Allardyce                     54          Vice President and Chief Financial Officer
Alexander A.  Apostolopoulos           53          Vice President and Group Executive, Plumbing Products,
                                                     Americas International
Thomas S.  Battaglia                   53          Vice President and Treasurer
Gary A.  Brogoch                       45          Vice President and Group Executive, Plumbing Products,
                                                     PRC
Roberto Canizares M.                   46          Vice President, Air Conditioning Products, Asia Pacific Region
Wilfried Delker                        55          Vice President and Group Executive,  Plumbing Products,
                                                     Worldwide Fittings
Adrian B.  Deshotel                    50          Vice President, Human Resources
Peter Enss                             51          Vice President, Automotive Products, Germany
Cyril Gallimore                        66          Vice President, Systems and Technology
Luigi Gandini                          57          Vice President, Special Projects
Daniel Hilger                          55          Vice President, Air Conditioning Products,
                                                     Middle East and Africa Region
Frederick W.  Jaqua                    74          Vice President, Special Counsel and Assistant Secretary
Richard A.  Kalaher                    55          Vice President, General Counsel and Secretary
W.  Craig Kissel                       45          Vice President and Group Executive, Air Conditioning Products,
                                                     Unitary Group
William A.  Klug                       63          Vice President and Group Executive, Air Conditioning Products,
                                                     International
Jean-Claude Montauze                   49          Vice President, Automotive Products, France
G.  Eric Nutter                        60          Vice President and Group Executive, Plumbing Products, U.S.
Raymond D.  Pipes                      46          Vice President and Group Executive, Plumbing Products,
                                                     Far East Region
Bruce R.  Schiller                     51          Vice President, Air Conditioning Products,
                                                     Compressor Business
James H.  Schultz                      47          Vice President and Group Executive, Air Conditioning Products,
                                                     North American Commercial Group
G.  Ronald Simon                       54          Vice President and Controller
Benson I.  Stein                       58          Vice President, General Auditor
Wolfgang Voss                          49          Vice President and Group Executive, Plumbing Products, Europe
Robert M.  Wellbrock                   49          Vice President, Taxes

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

Mr. Apostolopoulos was elected Vice President and Group Executive, Plumbing Products, Americas International, in December 1990.

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

Mr. Canizares was elected Vice President, Air Conditioning Products' Asia Pacific Region, in December 1990.

Mr. Delker was elected Vice President and Group Executive, Plumbing Products, Worldwide Fittings, in April 1990.

Mr. Deshotel was elected Vice President, Human Resources, in January 1992. Prior thereto he served as Group Vice President, Human Resources, for U.S. Plumbing Products from January 1980 until December 1991.

Mr. Enss was elected Vice President, Automotive Products in Germany, in July 1995. Prior thereto he served as Vice President, Business Development, and Group Executive of the WABCO Austrian group of companies from January 1994 to June 1995 and in various executive capacities in the WABCO Automotive Products Group headquarters in Brussels from January 1991 to December 1993.

Mr. Gallimore was elected Vice President, Systems and Technology, in December 1990.

Mr. Gandini has served as Vice President, Special Projects since October 1995, having been elected Vice President and Group Executive, European Plumbing Products, in July 1990.

Mr. Hilger was elected Vice President, Air Conditioning Products, Middle East and Africa Region, in June 1988.

Mr. Jaqua was elected Vice President, Special Counsel and Assistant Secretary in March 1995. Prior to that he was Vice President, General Counsel and Secretary since April 1989.

Mr. Kalaher was elected Vice President, General Counsel and Secretary in March 1995, having served as Acting General Counsel and Acting Secretary since joining the Company in February 1994. Prior thereto, he was Vice President and General Counsel of AMAX Inc. from 1991 to 1994 and Vice President and Associate General Counsel from 1985 to 1991.

Mr. Kissel was elected Vice President in charge of Air Conditioning Products' Unitary Products Group in January 1992, becoming Group Executive in March 1994. He served as Vice President, Sales and Distribution, for Air Conditioning Products, from December 1990 until January 1992.

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

Mr. Nutter was elected Vice President and Group Executive, U.S. Plumbing Products, in May 1995. Prior thereto he served as Vice President, Automotive Products in the United Kingdom from January 1992 until April 1995 and as Vice President and General Manager of WABCO Automotive U.K. Limited, the United Kingdom automotive subsidiary of the Company from March 1991 until December 1991 and Group Managing Director of the United Kingdom automotive subsidiary from June 1987 until February 1991.

Mr. Pipes was elected Vice President and Group Executive for the Far East Region of Plumbing Products in May 1992. Prior thereto he served as Managing Director of American Standard Inc.'s Philippine subsidiary from May 1990 until April 1992.

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

Mr. Stein was elected Vice President, General Auditor, in March 1994; from December 1986 to February 1994 he was the Company's General Auditor.

Mr. Voss was elected Vice President and Group Executive, European Plumbing Products in July 1995, to succeed Mr. Gandini in October 1995. Prior thereto, he served as Process Owner, Order Fulfillment from January 1994 to June 1995, and as Works Manager from January 1991 to December 1993, of the WABCO Automotive company in Germany.

Mr. Wellbrock was elected Vice President, Taxes, effective January 1, 1994. Prior thereto he served as Director of Taxes from 1988 through 1993.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

The common stock of the Company is listed on the New York Stock Exchange, Inc. (the "Exchange"). The common stock was first traded on the Exchange on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company's common stock at an initial price to the public of $20.00 per share (the "Offering"). Prior to the Offering there was no established public trading market for the Company's shares.

An Amended and Restated Stockholders Agreement among the Company, Kelso ASI Partners, L.P., the Company's largest stockholder, and certain management investors was adopted in December 1994. In January 1995 the Company adopted a Restated Certificate of Incorporation, Amended Bylaws and a Stockholder Rights Agreement. The Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, par value $.01 per share, and 2,000,000 shares of preferred stock, par value $.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in ownership of the common stock of the Company.

The number of holders of record of the common stock of the Company as of March 11, 1996, was 1,069.

No dividends were declared on the Company's common stock in 1994 or 1995. The Company has no separate operations and its ability to pay dividends or repurchase its common stock is dependent entirely upon the extent to which it receives dividends or other funds from American Standard Inc. The terms of the Company's 1995 Credit Agreement and certain indentures governing publicly-traded debt securities of American Standard Inc. restrict the payment of dividends and other extensions of funds by American Standard Inc. to the Company.

Set forth below are the high and low sales prices for shares of the Company's common stock in 1995 from February 3, 1995, the date of the Offering, through the end of the first quarter of 1995 and for each full quarterly period thereafter in 1995.

         1995:                           High             Low
         -----                           ----             ---
         First Quarter                  $  25           $ 19-5/8
         Second quarter 1995            $  28-1/4       $ 24-1/4
         Third quarter 1995             $  32           $ 26
         Fourth quarter 1995            $  31-7/8       $ 26-1/4

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (Dollars in millions, except per share data)

                                                                       YEAR ENDED DECEMBER 31

                                                 1995              1994              1993              1992              1991
                                                 ----              ----              ----              ----              ----
Statement of Operations Data:
Sales                                    $      5,221      $      4,457      $      3,830      $      3,792      $      3,595
Income (loss) before extraordinary
  item and cumulative effect of
  change in  accounting method(a)(b)     $        142      $        (77)     $       (117)     $        (57)     $       (111)
                                         ============      ============      ============      ============      ============
Per Common Share (c):
  Income (loss) before extraordinary
    item and cumulative effect of
    change in accounting method          $       1.90      $      (1.29)     $      (2.11)     $      (1.24)     $      (2.14)
                                         ============      ============      ============      ============      ============
Average number of outstanding
  common shares                            74,671,830        59,933,435        59,313,073        58,636,118        58,338,195

BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total assets                           $      3,520      $      3,156      $      2,987      $      3,126      $      3,270
  Total debt                                    2,083             2,364             2,336             2,145             2,180
  Exchangeable preferred stock (d)               --                --                --                 133               117
  Stockholders'  deficit                         (390)             (798)             (723)             (449)             (350)

(a) Retirements of debt in connection with the proceeds of the Offering in 1995, an October 1994 borrowing and a 1993 refinancing resulted in extraordinary charges of $30 million, $9 million and $92 million in 1995, 1994 and 1993, respectively, (including call premiums, the write-off of deferred debt issuance costs, and in 1993 the loss on cancellation of foreign currency swap contracts) on which there were no tax benefits (see Notes 5 and 8 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders and incorporated herein by reference).

(b) The year 1991 included a charge of $32 million (net of income tax effect) for the cumulative effect of the accounting changes related to postretirement benefits other than pensions and warranty contract revenues at January 1, 1991. The cumulative effect of these accounting changes increased the postretirement benefit and warranty accruals at January 1, 1991 by $52 million.

(c) Per share data and average number of outstanding common shares and equivalents data reflect the 2.5 to 1 stock split effected in December 1994.

(d) In June 1993 the exchangeable preferred stock was exchanged for 12-3/4% Junior Subordinated Debentures which were redeemed on November 21, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages 15 through 22 of the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference from the Company's 1995 Annual Report to Stockholders are the financial statements and related information listed under the heading "1. Financial Statements" in the Index to Financial Statements and Financial Statement Schedules on page 26 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 28, 1996: under the headings: "Stock Ownership" and "1. Election of Directors", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated March 28, 1996 as follows: under the section entitled "Directors' Fees and Other Arrangements" on page 7 thereof, under the heading entitled "Executive Compensation" on pages 9 through 14 thereof, under the heading entitled "Compensation Committee Interlocks and Insider Participation" on page 17 and under the heading entitled "Certain Relationships and Related Party Transactions" on pages 17 through 19 thereof, and is incorporated herein by reference except for the sections entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" and "Performance Graph" appearing on pages 14 through 17 except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the heading entitled "Stock Ownership" on pages 3 and 4 in the Company's definitive Proxy Statement dated March 28, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 28, 1996 under the section entitled "Certain Relationships and Related Party Transactions", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) 1 and 2.   Financial statements and financial statement schedules

                  The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 26 of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 26 hereof are incorporated herein by reference.

          3.   Exhibits

                  The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)  Reports on Form 8-K for the quarter ended December 31, 1995.

                  The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN STANDARD COMPANIES INC.
                                            By:   /s/ EMMANUEL A.  KAMPOURIS
                                                      ----------------------
                                                     (Emmanuel A.  Kampouris)
                              Chairman, President and Chief Executive Officer

March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1996:

/s/  Emmanuel A.  Kampouris
-----------------------------
(Emmanuel A.  Kampouris)                           Chairman, President and Chief Executive Officer; Director (Principal
                                                   Executive Officer)

/s/  FRED A.  ALLARDYCE
-----------------------------
(Fred A.  Allardyce)                               Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)

/s/  G.  RONALD SIMON
-----------------------------
(G.  Ronald Simon)                                 Vice President and Controller
                                                   (Principal Accounting Officer)

/s/  STEVEN E.  ANDERSON
-----------------------------
(Steven E.  Anderson)                              Director

/s/  HORST HINRICHS
-----------------------------
(Horst Hinrichs)                                   Director

/s/  GEORGE H.  KERCKHOVE
-----------------------------
(George H.  Kerckhove)                             Director

/s/  SHIGERU MIZUSHIMA
-----------------------------
(Shigeru Mizushima)                                Director

/s/  FRANK T.  NICKELL
-----------------------------
(Frank T.  Nickell)                                Director

/s/  ROGER W.  PARSONS
-----------------------------
(Roger W.  Parsons)                                Director

/s/  J.  DANFORTH QUAYLE
-----------------------------
(J.  Danforth Quayle)                              Director

/s/  DAVID  M.  RODERICK
-----------------------------
(David M.  Roderick)                               Director

/s/  JOHN RUTLEDGE
-----------------------------
(John Rutledge)                                    Director

/s/  JOSEPH S.  SCHUCHERT
-----------------------------
(Joseph S. Schuchert)                              Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                          -------------
                                                                              1995
                                                                          ANNUAL REPORT
                                                                               TO
                                                                           STOCKHOLDERS
                                                                             (PAGES)
                                                                          -------------
1.     Financial Statements (incorporated by reference from
       the Company's 1995 Annual Report to Stockholders)

       Consolidated Balance Sheet at
              December 31, 1995, and 1994                                       26
       Years ended December 31, 1995, 1994, and 1993:
              Consolidated Statement of Operations                              25
              Consolidated Statement of Cash Flows                              27
              Consolidated Statement of Stockholders'  Deficit                  28
       Notes to Financial Statements                                          29-41
       Segment Data                                                         14 and 41
       Quarterly Data (Unaudited)                                               42
       Report of Independent Auditors                                           24

                                                                            ---------
                                                                            FORM 10-K
                                                                             (PAGES)
                                                                            ---------

2.     Financial statement schedules, years ended
       December 31, 1995, 1994, and 1993

        I     Condensed Financial Information of Registrant                   28-31
       II     Valuation and Qualifying Accounts                                 32

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Standard Companies Inc. and in the Registration Statement on Form S-8 pertaining to the Stock Incentive Plan of American Standard Companies Inc. (Registration No. 33-63007) of our report dated February 26, 1996 included in the 1995 Annual Report to Stockholders of American Standard Companies Inc.

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

                                                            Ernst & Young LLP

New York, New York
March 29, 1996

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF OPERATIONS (PARENT COMPANY SEPARATELY)
                             (DOLLARS IN THOUSANDS)

                                             Year Ended December 31
                                          1995          1994           1993
                                          ----          ----           ----
Interest income                      $     450     $     219      $     188
Interest expense                           450           219            188
Equity in net loss of subsidiary       111,655       (86,421)      (208,567)
                                       -------       -------       --------
Net loss                             $ 111,655     $ (86,421)     $(208,567)
                                       =======       =======        =======

                        See notes to financial statements

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (CONTINUED)

                    BALANCE SHEET (PARENT COMPANY SEPARATELY)
                             (DOLLARS IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                                   ------------
                                     ASSETS
                                     ------
                                                                                1995           1994
                                                                                ----           ----
Investment in subsidiary                                                   $(378,924)     $(774,560)
Loan receivable from subsidiary                                                4,823           --

                                   LIABILITIES
                                   -----------

Loan payable to subsidiary                                                       629          1,640
Stock repurchase obligation (Note C)                                          15,333         21,429


                             STOCKHOLDERS' DEFICIT
                             ---------------------

Common stock, $.01 par value, 200,000,000 shares authorized;
 shares issued and outstanding, 76,733,010 in 1995; 60,932,457 in 1994           767            609
Capital surplus                                                              509,218        194,236
Subscriptions receivable                                                        (629)        (1,640)
Accumulated deficit                                                         (724,769)      (836,424)
Foreign currency translation effects                                        (174,650)      (151,721)
Minimum pension liability adjustment                                            --           (2,689)
                                                                           ---------      ---------
Total stockholders' deficit                                                 (390,063)      (797,629)
                                                                           ---------      ---------
                                                                           $(378,924)     $(774,560)
                                                                           =========      =========


                       See notes to financial statements.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               STATEMENT OF CASH FLOWS (PARENT COMPANY SEPARATELY)
                             (DOLLARS IN THOUSANDS)

                                                                        Year Ended December 31,
                                                                  1995          1994           1993
                                                                  ----          ----           ----
Cash flows from operating activities:
  Net  income (loss)                                         $ 111,655      $ (86,421)     $(208,567)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Equity in net loss (income) of subsidiary                 (111,655)        86,421        208,567
                                                             ---------      ---------      ---------
Net cash flow from operating activities                              0              0              0
                                                             ---------      ---------      ---------
Cash provided (used) by investing activities:
  Investment in subsidiary                                    (279,983)        (3,976)        (4,585)
  Loan to subsidiary                                            (4,823)          --             --
  Purchase of common stock by subsidiary                        10,989         16,927         12,194
                                                             ---------      ---------      ---------
Net cash provided by investing activities                     (273,817)        12,951          7,609
                                                             ---------      ---------      ---------
Cash provided (used) by financing activities:
  Proceeds from initial public offering of common stock        280,535           --             --
  Other issuances of common stock                                4,271          3,976          4,585
  Common stock repurchases                                     (10,989)       (16,927)       (12,194)
  Repayments on subscriptions receivable                         1,011            786            482
  Repayment of loan from subsidiary                             (1,011)          (786)          (482)
                                                             ---------      ---------      ---------
Net cash used by financing activities                          273,817        (12,951)        (7,609)
                                                             ---------      ---------      ---------

Net change in cash and cash equivalents                      $       0      $       0      $       0
                                                             =========      =========      =========

                       See notes to financial statements.

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                          ON REGISTRANT -- (CONTINUED)

      NOTES TO FINANCIAL STATEMENTS (PARENT COMPANY SEPARATELY)

(A) The notes to the consolidated financial statements of American Standard Companies Inc. (the "Parent Company"), are an integral part of these condensed financial statements.


(B) The Parent Company was organized by Kelso & Company, L.P., a private merchant banking firm, to participate in the acquisition of American Standard Inc. (the "Acquisition") in 1988. American Standard Inc.'s common stock is owned solely by the Parent Company. The Parent Company has no other investments or operations.

(C) The Parent Company has sold its common stock to management employees in connection with the Acquisition and issued common stock under various employee benefit and incentive plans including the ESOP. As no public market existed for the stock prior to the initial public offering in the first quarter of 1995 (see Note D), the Parent Company, to provide liquidity to employees who have terminated employment, has made purchases of such employees' stock. Subsequent to December 2, 1994 the Parent Company is no longer obligated to make such purchases. Purchases through December 31, 1994, were based upon fair market value appraisals obtained in connection with the ESOP. The amount paid on such stock purchases is subject to an annual limitation contained in American Standard Inc.'s lending arrangements and debt instruments (the "Annual Limitation" ).
      As the amount owed to terminated employees has exceeded the Annual Limitation, a liability for the unpaid balance has been recorded on the financial statements of the Parent Company with a concomitant reduction in common stock and capital surplus accounts.

(D) In the first quarter of 1995 the Parent Company sold 15,112,300 shares of its common stock in an initial public offering at an initial price to the public of $20 per share. This offering yielded net proceeds of approximately $281 million (including proceeds from the exercised portion of the underwriters' over-allotment option and after deducting underwriting discounts and expenses), which were transferred to American Standard Inc. and used to reduce its indebtedness. Of the total net proceeds transferred, $269 million was contributed to the capital of American Standard Inc. and $12 million was advanced under an intercompany demand note.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                             (DOLLARS IN THOUSANDS)

            DESCRIPTION                                                                                FOREIGN
                                     BALANCE       ADDITIONS                                          CURRENCY       BALANCE
                                    BEGINNING     CHARGED TO                         OTHER           TRANSLATION     END OF
                                    OF PERIOD       INCOME        DEDUCTIONS        CHANGES            EFFECTS       PERIOD
1995:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                   $ 19,569       $10,811     $  6,064 (A)      $ 2,662            $    352      $ 27,330
============================================================================================================================
Reserve for post-retirement
benefits                              $437,708       $52,190     $(21,808)(B)      $(5,761)(C)        $ 20,069      $482,398
============================================================================================================================

1994:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                   $ 15,666       $10,208     $ (6,868)(A)      $   533            $     30      $ 19,569
============================================================================================================================
Reserve for post-retirement
benefits                              $387,038       $44,352     $(23,062)(B)      $ 3,188 (D)        $ 26,192      $437,708
============================================================================================================================

1993:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                   $ 12,827       $10,118     $ (6,584)(A)      $     -            $   (695)     $ 15,666
============================================================================================================================
Reserve for post-retirement
benefits                              $368,868       $48,827     $(25,815)(B)      $11,832 (E)        $(16,674)     $387,038
============================================================================================================================

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.
(A)      Accounts charged off.
(B)      Payments made during the year.
(C)      Includes $6 million reduction in minimum pension liability.
(D) Includes $3 million reduction in minimum pension liability primarily offset by $5 million from acquisition of new business.
(E) Includes $19 million increase in minimum pension liability offset by a $7 million reduction resulting from curtailment of certain plans.

                        AMERICAN STANDARD COMPANIES INC.

                               INDEX TO EXHIBITS

                 (Item 14(a)3 -- Exhibits Required by Item 601
                   of Regulation S-K and Additional Exhibits

(The Commission File Number of American Standard Companies Inc. (formerly ASI Holding Corporation), the Registrant (sometimes hereinafter referred to as "Holding"), and for all Exhibits incorporated by reference, is 1-11415, except those Exhibits incorporated by reference in filings made by American Standard Inc. (the "Company") the Commission File Number of which is 33-64450. Prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding's Commission File Number was 33-23070.)

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


(4)    (i)  Form of Common Stock Certificate; previously filed as Exhibit 4(i)
            in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

      (ii) Indenture, dated as of November 1, 1986, between the Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4(iii) in the Company's Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

     (iii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the "Resigning Trustee") and Wilmington Trust Company (the "Successor Trustee") relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4)(ii) above; previously filed as Exhibit (4)(ii) in Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

(iv) Indenture, dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $150,000,000; copy of Indenture previously filed as Exhibit (4)(i) by the Company in its Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

(v) Form of 10-7/8% Senior Notes due 1999 included as Exhibit A to the Indenture described in (4)(iv) above.

(vi) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; copy of Indenture previously filed as Exhibit (4)(iii) by the Company in its Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

(vii) Form of 11-3/8% Senior Debentures due 2004 included as Exhibit A to the Indenture described in (4)(vi) above.

(viii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit (4)(xxxi) in Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

(ix) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in (4)(viii) above.

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

(xi) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4)(x) above.

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

        (xiii) Credit Agreement, dated as of June 1, 1993, among the Company, Holding, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent and Arranger; Bankers Trust Company, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Deutsche Bank AG, The Long-Term Credit Bank of Japan, Ltd., New York Branch, and NationsBank of North Carolina, N.A., as Managing Agents, and Banque Paribas, Citibank, N.A., and Compagnie Financiere de CIC et de l'Union Europeenne, New York Branch, as Co-Agents (the "1993 Credit Agreement"); previously filed as Exhibit (4)(xiv) in Amendment No. 1 to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (xiv) First Amendment, Consent and Waiver, dated as of February 10, 1994, to the 1993 Credit Agreement referred to in (4)(xiii) above; previously filed as Exhibit (4)(xvii) by the Company in its Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xv) Second Amendment, dated as of October 21, 1994, to the 1993 Credit Agreement referred to in paragraph (4)(xiii) above; previously filed as Exhibit (4)(xviii) in Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed November 10, 1994, and herein incorporated by reference.

         (xvi) Assignment and Amendment Agreement dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company, and the financial institutions listed in Schedule I thereto (the "Original Lenders"); the financial institutions listed in
                Schedule II thereto (the "Continuing Lenders"), including Chemical Bank as Administrative Agent for the Original Lenders and Continuing Lenders and as Collateral Agent for the Original Lenders and Continuing Lenders; previously filed as Exhibit
                (4)(xvi) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

        (xvii) Amended and Restated Credit Agreement, dated as of February 9, 1995, among Holding, the Company, certain subsidiaries of the Company and the lending institutions listed therein, Chemical Bank, as Administrative Agent; Citibank, N.A. and NationsBank, N.A. (Carolinas), as Senior Managing

        Agents; Bank of America Illinois, The Bank of Nova Scotia, Bankers
        Trust Company, The Chase Manhattan Bank, N.A., Compagnie Financiere de CIC et de L'Union Europeenne, Credit Suisse, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Long-Term Credit Bank of Japan, Limited and The Sumitomo Bank, Ltd., as Managing Agents; and The Bank of New York, Canadian Imperial Bank of Commerce, The Fuji Bank, Limited and The Sanwa Bank Limited, as Co-Agents (the "1995 Credit Agreement"), with exhibits but without schedules. (The 1995 Credit Agreement replaces the 1993 Credit Agreement referred to in Exhibit
        (4)(xiii) above, but the Security Documents and the Guarantee Documents entered into pursuant to the 1993 Credit Agreement continue in force and effect as amended by the Credit Documents Amendment Agreement dated as of February 9, 1995 described in Exhibit (4)(xviii) below); previously filed as Exhibit (4)(xvii) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference. (Schedules I, II, and III to the 1995 Credit Agreement are previously filed as Exhibit (4)(v) in Holding's Form 10-Q for the quarter ended March 31, 1995, and herein incorporated by reference.)

(xviii) Credit Documents Amendment Agreement dated as of February 9, 1995, among holding, the Company, certain domestic and foreign subsidiaries of the Company, and Chemical Bank, as Administrative Agent and as Collateral Agent for the Lenders under the 1995 Credit Agreement, described in Exhibit (4)(xvii) above; previously filed as Exhibit
        (4)(xviii) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(xix) First Amendment, dated as of March 15, 1995, to the 1995 Credit Agreement referred to in (4)(xvii) above; previously filed as Exhibit
        (4)(vi) in Holding's Form 10-Q for the quarter ended March 31, 1995, and herein incorporated by reference.

(xx) Amended and Restated Stockholders Agreement, dated as of December 2, 1994, among Holding, Kelso ASI Partners, L.P. and the Management Stockholders named therein; previously filed as Exhibit 4 (xxi) in Amendment No. 1 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

(xxi) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank, N.A. as Rights Agent; previously filed as Exhibit (4)(xxv) in Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)* (i)  American Standard Inc. Long-Term Incentive Compensation Plan, as
           amended and restated as of February 3, 1995; previously filed as Exhibit (10)(i) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

     (ii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and Supplemental Incentive Plan, as amended and restated as of February 3, 1995; previously filed as Exhibit (10)(ii) by the Company in its Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

    (iii) American Standard Inc. Annual Incentive Plan; previously filed as Exhibit (10)(vii) by the Company in its Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

     (iv) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995; incorporated herein by reference to Exhibit (10)(iv) of Company's Form 10-K for the fiscal year ended December 31, 1995.

      (v) Consulting Agreement made July 1, 1988, with Kelso & Company, L.P. concerning general management and financial consulting services to Company; previously filed as Exhibit (10)(xviii) in the Company's Form 10-K for the fiscal year ended December 31, 1988, and herein incorporated by reference.

     (vi) Agreement, dated as of December 2, 1994, among Holding, Company and Kelso & Company, L.P., amending the Consulting Agreement referred to in paragraph (10)(v) above; previously filed as Exhibit (10)(xi) in Amendment No. 1 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed December 20, 1994, and herein incorporated by reference.

* Items in this series 10 consist of management contracts or compensatory plans or arrangements with the exception of (10)(v) and (vi).

        (vii) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995; previously filed as Exhibit (10)(xii) by Company in its Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

        (viii) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10)(i) in Holding's Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

        (ix) Corporate Officers Severance Plan adopted by Company in December, 1990, effective April 27, 1991; previously filed as Exhibit (10)(xix) by Company in its Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

        (x) Estate Preservation Plan, adopted by Company in December, 1990; previously filed as Exhibit (10)(xx) by Company in its Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

        (xi) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10)(x) above; previously filed as Exhibit
                (10)(xvii) by Company in its Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

        (xii) Summary of terms of Unfunded Deferred Compensation Plan adopted December 2, 1993; previously filed as Exhibit (10)(xviii) by Company in its Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

        (xiii) American Standard Companies Inc. Stock Incentive Plan; previously filed as Exhibit (10)(xx) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act, as amended, filed January 5, 1995, and herein incorporated by reference.

        (xiv) American Standard Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan adopted October 6, 1995; filed as an Exhibit to Holding's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, and herein incorporated by reference.

        (xv) Form of Indemnification Agreement; previously filed as Exhibit (10)(xxi) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

(13) 1995 Annual Report to Stockholders. (Only those portions specifically incorporated by reference are filed; no other portions of the Annual Report are to be deemed filed.)

(21)  Listing of Holding's subsidiaries.

(27)  Financial Data Schedule.