Form 10-Q/A
period 1996-03-31
AMERICAN STANDARD COMPANIES INC
filed 1997-01-24
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                                FORM 10-Q/A No. 1

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

         The Company has restated its financial statements for the three months ended March 31, 1996 to properly record $3 million of costs and expenses of its French subsidiary, Porcher S.A.. The following summary statement of operations of the Company and subsidiaries for the three months ended March 31, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary to a fair presentation of financial data for those periods have been included. Results for the first three months of 1996 are not necessarily indicative of results for the entire year.

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                           (DOLLARS IN MILLIONS EXCEPT
                               PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------

                                                              1996                   1995
                                                              ----                   ----

SALES                                                 $      1,364.3        $      1,223.2
                                                      --------------        --------------

COST AND EXPENSES
  Cost of sales                                              1,031.1                 909.1
  Selling and administrative expenses                          227.2                 200.6
  Asset impairment loss                                        235.2                    --
  Other expense                                                  7.6                  10.7
  Interest expense                                              51.5                  57.4
                                                      --------------        --------------
                                                             1,552.6               1,177.8
INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                            (188.3)                 45.4
  Income taxes                                                  17.0                  18.9
                                                      --------------        --------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                          (205.3)                 26.5
Extraordinary loss on retirement of debt                          --                 (30.1)
                                                      --------------        --------------

NET LOSS                                              $       (205.3)       $         (3.6)
                                                      ==============        ==============

Income (loss) per common share:
    Income (loss) before extraordinary item           $        (2.66)       $          .38
    Extraordinary loss                                            --                  (.43)
                                                      --------------        --------------
    NET LOSS                                          $        (2.66)       $         (.05)
                                                      ==============        ==============

    Average number of outstanding common shares           77,310,974            69,888,575



                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                         MARCH 31,      DECEMBER 31,
                                                           1996             1995
                                                           ----             ----
     CURRENT ASSETS
     Cash and cash equivalents                           $   32.6        $   88.7
     Accounts receivable                                    816.4           771.0
     Inventories
     Finished products                                      236.4           190.7
     Products in process                                     94.4            84.7
     Raw materials                                           99.1            86.9
                                                             ----            ----

                                                            429.9           362.3
     Other current assets                                    80.3            72.9
                                                             ----            ----

     TOTAL CURRENT ASSETS                                 1,359.2         1,294.9

     FACILITIES, less accumulated depreciation;
     March 1996 - $524.5; Dec. 1995 - $513.6                910.3           924.5
     GOODWILL                                               859.4         1,081.6
     OTHER ASSETS                                           225.4           218.6
                                                            -----           -----

     TOTAL ASSETS                                        $3,354.3        $3,519.6
                                                         ========        ========

     CURRENT LIABILITIES

     Loans payable to banks                              $  240.2        $  240.0
     Current maturities of long-term debt                    69.7            72.9
     Accounts payable                                       445.3           438.2
     Accrued payrolls                                       164.2           171.4
     Other accrued liabilities                              402.6           384.1
                                                            -----           -----

     TOTAL CURRENT LIABILITIES                            1,322.0         1,306.6

     LONG-TERM DEBT                                       1,747.0         1,770.1
     RESERVE FOR POSTRETIREMENT BENEFITS                    502.3           482.4
     OTHER LIABILITIES                                      353.7           350.6
                                                            -----           -----

     TOTAL LIABILITIES                                    3,925.0         3,909.7

     STOCKHOLDERS' DEFICIT

     Preferred stock, 2,000,000 shares authorized,
     none issued and outstanding                               --              --

     Common stock $.01 par value, 200,000,000
     shares authorized, 77,559,738 shares issued
     and outstanding in 1996; 76,733,010 in 1995               .8              .8
     Capital surplus and other                              531.8           508.6
     Accumulated deficit                                   (930.1)         (724.8)
     Foreign currency translation effects                  (173.2)         (174.7)
                                                           ------          ------


     TOTAL STOCKHOLDERS' DEFICIT                           (570.7)         (390.1)
                                                           ------          ------

                                                         $3,354.3        $3,519.6
                                                         ========        ========



                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1996            1995
                                                           ----            ----

CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item               $(205.3)       $ 26.5
    Asset impairment loss                                   235.2            --
    Depreciation                                             31.6          27.1
    Amortization of goodwill                                  6.6           8.2
    Non-cash interest                                        16.4          16.3
    Non-cash stock compensation                               7.9           6.8
    Changes in assets and liabilities:

        Accounts receivable                                 (41.1)        (88.3)
        Inventories                                         (60.0)        (60.2)
        Accounts payable and other accruals                  12.8          39.0
        Other assets and liabilities                         (6.4)         49.2
                                                             ----          ----

    Net cash (used) provided by operating activities         (2.3)         24.6
                                                             ----          ----

    INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (35.7)        (19.4)
    Investments in affiliated companies                      (1.5)         (5.3)
    Other                                                    18.1           6.2
                                                             ----           ---

    Net cash used by investing activities                   (19.1)        (18.5)
                                                            -----         -----


    FINANCING ACTIVITIES:

    Net proceeds from issuance of common stock                 --         280.5
    Proceeds from issuance of long-term debt                   --         450.2
    Repayments of long-term debt                            (29.4)       (960.0)
    Net change in revolving credit facility                  (7.8)        222.9
    Net change in other short-term debt                      11.6         (14.0)
    Other                                                    (8.5)        (16.0)
                                                           ------        ------
    Net cash used by financing activities                   (34.1)        (36.4)
                                                           ------        ------

  Effect of exchange rate changes on cash and

    cash equivalents                                          (.6)           --
                                                           ------        ------
Net decrease in cash and cash equivalents                   (56.1)        (30.3)
Cash and cash equivalents at beginning of period             88.7          92.7
                                                           ------        ------
Cash and cash equivalents at end of period                 $ 32.6        $ 62.4
                                                           ======        ======





                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, resulting in a non-cash charge of $235 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

OVERVIEW

         Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. Applying the criteria established by FAS 121, the Company concluded that certain assets and related goodwill of its Canadian, French and Mexican operating units were impaired. As a result, the Company recorded a non-cash charge of $235 million, over 90% of which was the write-down of goodwill, for which there is no tax benefit. This charge included $121 million for Air Conditioning Products' operations in Canada and France, and $114 million for Plumbing Products' operations in Canada and Mexico. Excluding this charge, operating income was $122 million in the first quarter of 1996, compared with $126 million of operating income in the first quarter of 1995.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       1996            1995
                                                       ----            ----
Sales:
    Air Conditioning Products                        $   758        $   643
    Plumbing Products                                    348            323
    Automotive Products                                  258            257
                                                     -------        -------

    Total sales                                      $ 1,364        $ 1,223
                                                     =======        =======


Operating income before asset impairment loss:

    Air Conditioning Products                        $    61        $    42
    Plumbing Products                                     19             41
    Automotive Products                                   42             43
                                                     -------        -------

                                                         122            126
    Asset impairment loss:

        Air Conditioning Products                       (121)            --
        Plumbing Products                               (114)            --
                                                     -------        -------
                                                        (235)            --
                                                     -------        -------
    Total operating income (loss)                       (113)           126
    Interest expense                                     (52)           (57)
    Corporate items                                      (23)           (24)
                                                     -------        -------

    Income (loss) before income taxes and

    extraordinary item                               $  (188)       $    45
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

         Operating income (excluding the asset impairment charge previously mentioned) was $122 million for the first quarter of 1996 (with little effect from foreign exchange), compared with $126 million in the first quarter of 1995. Operating income increased 45% for Air Conditioning Products, remained at the same high level as in the prior year quarter for Automotive Products, but declined 54% for Plumbing Products.

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

         Operating income of Plumbing Products, excluding the asset impairment charge, decreased 54% to $19 million for the first quarter of 1996 from $41 million for the 1995 period. For international operations, operating income declined primarily because of the weaker European markets, particularly in Germany and France, and to a lesser extent in Italy and the effects of the Philippines strike. In addition, margins in France were lower than in the prior year. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing and manufacturing cost improvements.

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

         The income tax provision for the first quarter of 1996 was $17 million, or 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) compared with a provision of $19 million, or 41.6% of pretax income in the first quarter of 1995. Continued improvements in U.S. income in 1996 enabled the Company to recognize previously unrecognized tax benefits, resulting in a lower effective tax rate.

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

January 23, 1997

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

              Exhibit No.                 Description
              -----------                 -----------
                  (27)                    Financial Data Schedule