Form 10-Q/A
period 1996-06-30
AMERICAN STANDARD COMPANIES INC
filed 1997-01-24
CIK 836102

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

         The Company has restated its financial statements to properly record costs and expenses of its French subsidiary, Porcher S.A., of $4 million and $7 million in the three months and six months ended June 30,1996, respectively. The following summary statement of operations of the Company and subsidiaries for the three months and six months ended June 30, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three-and six-month periods of 1996 are not necessarily indicative of results for the entire year.

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                               (In millions except
                                   share data)

                                                          THREE MONTHS ENDED                           Six Months Ended
                                                               JUNE 30,                                    June 30,
                                                               --------                                    --------
                                                         1996                 1995                 1996                  1995
                                                    --------------       --------------       --------------        --------------
SALES                                               $      1,518.3       $      1,370.8       $      2,882.6        $      2,594.0
                                                    --------------       --------------       --------------        --------------
COST AND EXPENSES
  Cost of sales                                            1,135.9              1,008.5              2,167.0               1,917.6
  Selling and administrative expenses                        229.9                215.1                457.1                 415.7
  Asset impairment loss                                         --                   --                235.2                    --
  Other expense                                                9.8                  8.4                 17.4                  19.1
  Interest expense                                            50.8                 53.8                102.3                 111.2
                                                    --------------       --------------       --------------        --------------
                                                           1,426.4              1,285.8              2,979.0               2,463.6
  INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                    91.9                 85.0                (96.4)                130.4
    Income taxes                                              33.3                 35.5                 50.3                  54.4
                                                    --------------       --------------       --------------        --------------


    INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                        58.6                 49.5               (146.7)                 76.0
    Extraordinary loss on retirement of debt                    --                   --                   --                 (30.1)
                                                    --------------       --------------       --------------        --------------

    NET INCOME (LOSS)                               $         58.6       $         49.5       $       (146.7)       $         45.9
                                                    ==============       ==============       ===============       ==============
    Income (loss) per common share:
    Income (loss) before extraordinary item         $          .75       $          .65       $        (1.89)       $         1.04
    Extraordinary loss on retirement of debt                    --                   --                   --                  (.41)
                                                    --------------       --------------       --------------        --------------
    NET INCOME (LOSS)                               $          .75       $          .65       $        (1.89)       $          .63
                                                    ==============       ==============       ==============        ==============

    Average number of outstanding common shares         77,876,499           75,986,928           77,595,299            72,954,598


                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)



                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1996            1995
                                                                                  ----            ----
CURRENT ASSETS

Cash and cash equivalents                                                     $   23.6        $   88.7
Accounts receivable                                                              864.4           771.0
Inventories
    Finished products                                                            231.8           190.7
    Products in process                                                           90.2            84.7
    Raw materials                                                                 96.9            86.9
                                                                              --------        --------
                                                                                 418.9           362.3
    Other current assets                                                          92.2            72.9
                                                                              --------        --------
    TOTAL CURRENT ASSETS                                                       1,399.1         1,294.9

    FACILITIES, less accumulated depreciation;
    June 1996 - $540.3; Dec. 1995 - $513.6                                       912.0           924.5
    GOODWILL                                                                     855.0         1,081.6
    OTHER ASSETS                                                                 223.9           218.6
                                                                              --------        --------
    TOTAL ASSETS                                                              $3,390.0        $3,519.6
                                                                              ========        ========

    CURRENT LIABILITIES

    Loans payable to banks                                                    $  207.1        $  240.0
    Current maturities of long-term debt                                          69.3            72.9
    Accounts payable                                                             436.6           438.2
    Accrued payrolls                                                             161.7           171.4
    Other accrued liabilities                                                    414.8           384.1
                                                                              --------        --------
    TOTAL CURRENT LIABILITIES                                                  1,289.5         1,306.6

    LONG-TERM DEBT                                                             1,750.8         1,770.1
    RESERVE FOR POSTRETIREMENT BENEFITS                                          502.2           482.4
    OTHER LIABILITIES                                                            343.6           350.6
                                                                              --------        --------
    TOTAL LIABILITIES                                                          3,886.1         3,909.7

    STOCKHOLDERS' DEFICIT

    Preferred stock, 2,000,000 shares authorized, none issued
    and outstanding                                                                 --              --
    Common stock $.01 par value, 200,000,000 shares
    authorized; 78,184,084 shares issued and
    outstanding in 1996; 76,733,010 in 1995                                         .8              .8
    Capital surplus and other                                                    548.1           508.6
    Accumulated deficit                                                         (871.5)         (724.8)
    Foreign currency translation effects                                        (173.5)         (174.7)
                                                                              --------        --------

    TOTAL STOCKHOLDERS' DEFICIT                                                 (496.1)         (390.1)
                                                                              --------        --------
                                                                              $3,390.0        $3,519.6
                                                                              ========        ========

                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                         1996        1995
                                                         ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:

    Income (loss) before extraordinary item           $(146.7)       $ 76.0
    Asset impairment loss                               235.2            --
    Depreciation                                         60.4          55.8
    Amortization of goodwill                             13.7          16.6
    Non-cash interest                                    32.1          31.7
    Non-cash stock compensation                          16.6          15.2
    Changes in assets and liabilities:

      Accounts receivable                               (93.4)       (148.8)
      Inventories                                       (52.8)        (96.7)
      Accounts payable and other accruals                26.0         109.7
      Other assets and liabilities                      (44.2)         24.6
                                                        -----          ----

  Net cash provided by operating activities              46.9          84.1
                                                         ----          ----


  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment          (75.0)        (56.3)
    Investments in affiliated companies                  (1.8)        (17.1)
    Other                                                20.0          10.6
                                                         ----          ----

  Net cash used by investing activities                 (56.8)        (62.8)
                                                        -----         -----

  FINANCING ACTIVITIES:

    Net proceeds from issuance of common stock             --         280.5
    Proceeds from issuance of long-term debt              2.7         450.5
    Repayments of long-term debt                        (33.3)       (994.7)
    Net change in revolving credit facility             (20.8)        197.7
    Net change in other short-term debt                   4.3          (5.4)
    Other                                                (7.0)        (16.5)
                                                         ----         -----

  Net cash used by financing activities                 (54.1)        (87.9)
                                                        -----         -----

  Effect of exchange rate changes on cash and
  cash equivalents                                       (1.1)           .4
                                                         ----            --

Net decrease in cash and cash equivalents               (65.1)        (66.2)

Cash and cash equivalents at beginning of period         88.7          92.7
                                                         ----          ----

Cash and cash equivalents at end of period             $ 23.6        $ 26.5
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

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Operating income increased 6% to $171 million in the second quarter of 1996 from $162 million in 1995 on a strong performance by Air Conditioning Products and a gain by Plumbing Products, offset partly by a decrease for Automotive Products related to declining markets. Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. As a result, the Company recorded a non-cash charge in the first quarter of 1996 of $235 million, over 90% of which represented the write-down of goodwill, for which there is no tax benefit. Excluding this charge, operating income for the first half of 1996 was $293 million, an increase of 2% over the $288 million of operating income in the first half of 1995.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                               --------                        --------
                                          1996            1995            1996            1995
                                          ----            ----            ----            ----
Sales:
Air Conditioning Products               $   924        $   782        $ 1,682        $ 1,425
Plumbing Products                           372            322            720            645
Automotive Products                         223            267            481            524
                                            ---            ---            ---            ---

Total  sales                            $ 1,519        $ 1,371        $ 2,883        $ 2,594
                                        =======        =======        =======        =======



Operating income before asset
impairment loss:
Air Conditioning Products               $   112        $    86        $   173        $   128
Plumbing Products                            31             32             50             73
Automotive Products                          28             44             70             87
                                        -------        -------        -------        -------

                                            171            162            293            288
Asset impairment loss:
Air Conditioning Products                    --             --           (121)            --
Plumbing Products                            --             --           (114)            --
                                        -------        -------        -------        -------
                                             --             --           (235)            --
                                                                                     -------
Total operating income                      171            162             58            288
Interest expense                            (50)           (54)          (102)          (111)
Corporate and other expenses                (29)           (23)           (52)           (47)
                                        -------        -------        -------        -------

Income (loss) before income taxes
and extraordinary item                  $    92        $    85        $   (96)       $   130
                                        =======        =======        =======        =======

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND FIRST SIX MONTHS OF 1996 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF 1995

         Consolidated sales for the second quarter of 1996 were $1,519 million, an increase of $148 million, or 11% (13% excluding the unfavorable effects of foreign exchange), from $1,371 million in the second quarter of 1995. Sales increased 18% for Air Conditioning Products and 16% for Plumbing Products, while sales for Automotive Products decreased 16% compared with the second quarter of 1995. Operating income for the second quarter of 1996 was $171 million, an increase of $9 million, or 6% (8% excluding the unfavorable effects of foreign exchange), from $162 million in the second quarter of 1995. Operating income increased 30% for Air Conditioning Products, Plumbing Products was essentially unchanged, while Automotive Products had a 36% decrease.

         Consolidated sales for the first half of 1996 were $2,883 million, an increase of $289 million, or 11% (12% excluding the unfavorable effects of foreign exchange), from $2,594 million in the first half of 1995. Sales increased 18% for Air Conditioning Products and 12% for Plumbing Products, while sales for Automotive Products declined 8%. Operating income (excluding the asset impairment charge previously mentioned) was $293 million for the first half of 1996, an increase of 2% (3% excluding the unfavorable effects of foreign exchange), compared with $288 million in the first half of 1995. Operating income increased 35% for Air Conditioning Products but declined 32% for Plumbing Products and 20% for Automotive Products.

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

         Operating income of Plumbing Products decreased to $31 million for the second quarter of 1996 from $32 million for the 1995 period. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing cost improvements. For international operations, operating income declined primarily because of the weaker European markets, particularly in Germany and France, and to a lesser extent in Italy. In France, margins decreased from the prior year level. Despite the gain for U.S. operations, operating income for the first half of 1996, excluding the aforementioned asset impairment charge, declined by 32% (31% excluding foreign exchange effects) from the first half of 1995, because of the decline in international operations and the first quarter Philippines strike.

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

         The income tax provision for the second quarter of 1996 was $33 million, or 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) compared with a provision of $35 million, or 41.8% of pretax income in the second quarter of 1995. The second quarter tax rate reflects the full year estimate and is comparable to the full year 1995 rate. Continued improvements in U.S. income enabled the Company to recognize previously unrecognized tax benefits in 1996 and the latter part of 1995, resulting in the lower effective tax rate.

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

           As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc. on behalf of an alleged class of contractors engaged in the service and repair of commercial air conditioning equipment, filed in March, 1993. With respect to the one claim that was certified as a class action seeking $680 million (subject to trebling under antitrust law), on May 24, 1996, the District Court granted American Standard Inc.'s motion for summary judgment dismissing this claim. The two remaining alleged violations may now be asserted only by Entech in its own behalf. In management's opinion the remaining litigation will not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

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

         The following sets forth the results of voting at the Annual Meeting:

                                                                                                                    Broker
                                                                                                                     Non
                      Matters                            For                    Against            Abstentions      Votes
Election of Directors*
  - For a term expiring at the Annual
    Meeting of Stockholders in 1999
    Horst Hinrichs                                       52,442,145              149,013                              -0-
    George H. Kerckhove                                  52,442,145              165,327                              -0-
    David M. Roderick                                    52,442,145              174,845                              -0-

    Approval of 1996-1998 Supplemental
    Incentive Plan                                       51,427,335              914,734              301,862         -0-


    Selection of Independent Accountants                 52,659,803              143,997               75,696         -0-


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

                                                AMERICAN STANDARD COMPANIES INC.
                                                  ______________________________
                                                           By:   G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)

January 23, 1997

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

              Exhibit No.                 Description
              -----------                 -----------
                  (27)                    Financial Data Schedule