Form 10-Q/A
period 1996-09-30
AMERICAN STANDARD COMPANIES INC
filed 1997-01-24
CIK 836102

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

       The Company has restated its financial statements to properly record costs and expenses of its French subsidiary, Porcher S.A., of $2 million and $9 million in the three months and nine months ended September 30, 1996, respectively. The following summary statement of operations of the Company and subsidiaries for the three months and nine months ended September 30, 1996 and 1995 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three-and nine-month periods are not necessarily indicative of results for the entire year.

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                               (In millions except
                                   share data)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,

                                                              1996               1995               1996                1995
                                                              ----               ----               ----                ----
SALES                                                 $      1,485       $      1,316       $      4,368        $      3,910
                                                      ------------       ------------       ------------        ------------
COST AND EXPENSES
  Cost of sales                                              1,115                975              3,282               2,893
  Selling and administrative expenses                          226                215                684                 631
  Asset impairment loss                                       --                 --                  235                --
  Other expense                                                 10                  8                 28                  27
  Interest expense                                              49                 51                151                 162
                                                      ------------       ------------       ------------        ------------
                                                             1,400              1,249              4,380               3,713
  INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                      85                 67                (12)                197
    Income taxes                                                29                 24                 80                  78
                                                      ------------       ------------       ------------        ------------
    INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                          56                 43                (92)                119
    Extraordinary loss on retirement of debt                  --                 --                 --                   (30)
                                                      ------------       ------------       ------------        ------------
    NET INCOME (LOSS)                                 $         56       $         43       $        (92)       $         89
                                                      ============       ============       ============        ============
    Income (loss) per common share:
    Income (loss) before extraordinary item           $        .72       $        .57       $      (1.18)       $       1.61
                                                      ============       ============       ============        ============
    Extraordinary loss on retirement of debt                  --                 --                 --                  (.40)
    NET INCOME (LOSS)                                 $        .72       $        .57       $      (1.18)       $       1.21
                                                      ============       ============       ============        ============
    Average number of outstanding common shares         78,241,940         76,190,840         77,813,214          73,987,678

                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                                  (In millions
                               except share data)


                                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                                    1996                      1995
                                                                                    ----                      ----
CURRENT ASSETS
Cash and cash equivalents                                                      $     69                     $     89
Accounts receivable                                                                 829                          771
Inventories
    Finished products                                                               243                          191
    Products in process                                                              93                           84
    Raw materials                                                                    96                           87
                                                                               --------                     --------
                                                                                    432                          362
Other current assets                                                                 88                           73
                                                                               --------                     --------
TOTAL CURRENT ASSETS                                                              1,418                        1,295

FACILITIES, less accumulated depreciation;
    Sept. 1996-$564; Dec. 1995-$514                                                 928                          924
GOODWILL                                                                            851                        1,082
OTHER ASSETS                                                                        248                          219
                                                                               --------                     --------
TOTAL ASSETS                                                                     $3,445                       $3,520
                                                                               ========                     ========
CURRENT LIABILITIES
Loans payable to banks                                                          $   181                      $   240
Current maturities of long-term debt                                                 65                           73
Accounts payable                                                                    412                          438
Accrued payrolls                                                                    166                          172
Other accrued liabilities                                                           446                          384
                                                                               --------                     --------
TOTAL CURRENT LIABILITIES                                                         1,270                        1,307

LONG-TERM DEBT                                                                    1,738                        1,770
RESERVE FOR POSTRETIREMENT BENEFITS                                                 502                          482
OTHER LIABILITIES                                                                   375                          351
                                                                               --------                     --------
TOTAL LIABILITIES                                                                 3,885                        3,910

STOCKHOLDERS' DEFICIT
Preferred stock, 2,000,000 shares authorized, none issued
     and outstanding                                                                  -                            -
Common stock $.01 par value, 200,000,000 shares
     authorized;78,452,608 shares issued and
     outstanding in 1996; 76,733,010 in 1995                                          1                            1
Capital surplus and other                                                           556                          509
Accumulated deficit                                                                (817)                        (725)
Foreign currency translation effects                                               (180)                        (175)
                                                                               --------                     --------
TOTAL STOCKHOLDERS' DEFICIT                                                        (440)                        (390)
                                                                               --------                     --------
                                                                                 $3,445                       $3,520
                                                                               ========                     ========

                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                            1996                     1995
                                                                                            ----                     ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:

    Income (loss) before extraordinary item                                             $   (92)                 $    119
    Asset impairment loss                                                                    235                        -
    Depreciation                                                                              91                       84
    Amortization of goodwill                                                                  21                       25
    Non-cash interest                                                                         47                       48
    Non-cash stock compensation                                                               25                       23
    Changes in assets and liabilities:
      Accounts receivable                                                                    (58)                    (130)
      Inventories                                                                            (67)                     (86)
      Accounts payable and other accruals                                                     16                       70
      Other assets and liabilities                                                           (18)                      49
                                                                                        --------                 --------
  Net cash provided by operating activities                                                  200                      202
                                                                                        --------                 --------

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                             (123)                     (96)
    Investments in affiliated companies                                                     (12)                     (19)
    Other                                                                                    20                        13
                                                                                        --------                 --------
  Net cash used by investing activities                                                    (115)                    (102)
                                                                                        --------                 --------

  FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                                 -                      281
    Minority partners' contributions to PRC venture                                           12                        -
    Proceeds from issuance of long-term debt                                                   6                      469
    Repayments of long-term debt                                                            (67)                  (1,023)
    Net change in revolving credit facility                                                 (31)                      158
    Net change in other short-term debt                                                     (18)                      (6)
    Other                                                                                    (6)                     (18)
                                                                                        --------                 --------
  Net cash used by financing activities                                                    (104)                    (139)
                                                                                        --------                 --------

  Effect of exchange rate changes on cash and
  cash equivalents                                                                           (1)                        -
                                                                                        --------                 --------
Net decrease in cash and cash equivalents                                                   (20)                     (39)
Cash and cash equivalents at beginning of period                                             89                        93
                                                                                        --------                 --------
Cash and cash equivalents at end of period                                              $    69                 $      54
                                                                                        =======                 =========

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

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         Operating income increased 15% to $161 million in the third quarter of 1996 from $140 million in the third quarter of 1995 on strong growth for Air Conditioning Products and an improvement by Plumbing Products, offset partly by a decrease for Automotive Products related to weak markets. Effective January 1, 1996 the Company adopted FAS 121 related to impairment of long-lived assets. As a result, the Company recorded a non-cash charge in the first quarter of 1996 of $235 million, over 90% of which represented the write-down of goodwill, for which there is no tax benefit. Excluding this charge, operating income for the first nine months of 1996 was $454 million, an increase of 6% over the $428 million of operating income in the first nine months of 1995.


                         SUMMARY SEGMENT AND INCOME DATA
                                  (in millions)
                                   (Unaudited)


                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                         -------------------           ------------------
                                         1996           1995           1996          1995
                                         ----           ----           ----          ----
Sales:
 Air Conditioning Products             $   920        $   776        $ 2,602        $ 2,201
 Plumbing Products                         359            307          1,079            952
 Automotive Products                       206            233            687            757
                                       -------        -------        -------        -------
 Total  sales                          $ 1,485        $ 1,316        $ 4,368        $ 3,910
                                       =======        =======        =======        =======

Operating income before asset
 impairment loss:
  Air Conditioning Products            $   111        $    81        $   284        $   209
  Plumbing Products                         29             23             79             96
  Automotive Products                       21             36             91            123
                                       -------        -------        -------        -------
                                           161            140            454            428
Asset impairment loss:
 Air Conditioning Products                --             --             (121)          --
 Plumbing Products                        --             --             (114)          --
                                       -------        -------        -------        -------
                                          --             --             (235)          --
                                       -------        -------        -------        -------
 Total operating income                    161            140            219            428
Interest expense                           (49)           (51)          (151)          (162)
Corporate and other expenses               (27)           (22)           (80)           (69)
                                       -------        -------        -------        -------

Income (loss) before income
    taxes and extraordinary item       $    85        $    67        $   (12)       $   197
                                       -------        -------        -------        -------

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 1996 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF 1995

         Consolidated sales for the third quarter of 1996 were $1,485 million, an increase of $169 million, or 13% (14% excluding the unfavorable effects of foreign exchange), from $1,316 million in the third quarter of 1995. Sales increased 19% for Air Conditioning Products and 17% for Plumbing Products, while sales for Automotive Products decreased 12% compared with the third quarter of 1995. Operating income for the third quarter of 1996 was $161 million, an increase of $21 million, or 15% (16% excluding the unfavorable effects of foreign exchange), from $140 million in the third quarter of 1995. Operating income increased 37% for Air Conditioning Products and 26% for Plumbing Products but decreased 42% for Automotive Products.

         Consolidated sales for the first nine months of 1996 were $4,368 million, an increase of $458 million, or 12% (13% excluding the unfavorable effects of foreign exchange), from $3,910 million in the first nine months of 1995. Sales increased 18% for Air Conditioning Products and 13% for Plumbing Products, while sales for Automotive Products declined 9%. Operating income (excluding the asset impairment charge previously mentioned) was $454 million for the first nine months of 1996, an increase of 6% (7% excluding the unfavorable effects of foreign exchange), compared with $428 million in the first nine months of 1995. Operating income for the first nine months of 1996 increased 36% for Air Conditioning Products but declined 18% for Plumbing Products and 26% for Automotive Products.

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

         Operating income of Plumbing Products increased 26% (27% excluding the unfavorable effects of foreign exchange) to $29 million for the third quarter of 1996 from $23 million for the third quarter of 1995 as a result of a solid gain in U.S. operating income, partly offset by a decline in international operations. In the U.S., operating income improved because of the higher sales, benefits of lower-cost product sourcing from the Company's Mexican facilities and manufacturing and operating cost improvements. For international operations, operating income gains in Latin America were offset by declines in the weak European markets, particularly in Germany and France and, to a lesser extent, in Italy. In addition, margins in France were lower than in the prior year due to increased costs. The Company has undertaken actions to better assimilate Porcher into its European plumbing products operations and to improve operating performance. Despite a gain for U.S. operations, operating income for the first nine months of 1996, excluding the aforementioned asset impairment charge, declined by 18% (17% excluding foreign exchange effects) from the first nine months of 1995 because of a decline in international operations in the first half of 1996, including the effects of the first quarter Philippines strike.

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

         Income tax provisions for the three months and nine months ended September 30, 1996 were $29 million and $80 million, respectively, compared with provisions of $24 million and $78 million in the corresponding periods of 1995. Effective income tax rates for the third quarter and nine months of 1996 were 34.5% and 35.6% of pretax income (excluding the asset impairment charge in the nine month period on which there is no tax benefit), compared with rates of 35.2% and 39.5% in the corresponding year-earlier periods. Both third quarter periods reflect reductions in the estimated full year tax rates. The lower effective tax rates resulted from increased levels of U.S. income (enabling the Company to recognize previously unrecognized tax benefits in both 1995 and 1996) and, in 1996, from proportionately greater pretax income earned in the U.S. (at a lower effective rate) compared to that earned in higher-rate jurisdictions in Europe and elsewhere.

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

           (b) Reports on Form 8-K. During the quarter ended September 30, 1996, the Company filed no reports on Form 8-K.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMERICAN STANDARD COMPANIES INC.






                                              --------------------------------
                                                         By:   G. Ronald Simon
                                                 Vice President and Controller
                                                (Principal Accounting Officer)









January 23, 1997

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS




(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)



              Exhibit No.                 Description
              -----------                 -----------
                  (27)                    Financial Data Schedule