Form 10-K405
period 1996-12-31
AMERICAN STANDARD COMPANIES INC
filed 1997-03-27
CIK 836102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______ to ______

                         Commission File Number 1-11415

                        AMERICAN STANDARD COMPANIES INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                   13-3465896
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

ONE CENTENNIAL AVENUE, P.O. BOX 6820, PISCATAWAY, NEW JERSEY        08855-6820
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code: (908) 980-6000 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
 Common Stock, $.01 par value                  New York Stock Exchange, Inc.
    (and associated Common Stock Rights)

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes X     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this
Form 10-K.                                                                  [X]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 11, 1997 was approximately $3.1 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 11, 1997:

  Common Stock, $.01 par value                               73,820,967 Shares

Documents incorporated by reference:

                                                       Part of the Form 10-K into
  Document (Portions only)                        which document is incorporated.
  --------                                        -------------------------------
Annual Report to Stockholders for the year               Parts I, II and IV
ended December 31, 1996

Definitive Proxy Statement dated March 26, 1997
for use in connection with the Annual Meeting
of Stockholders to be held on May 1, 1997                          Part III

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I
Item 1.   Business.                                                          1
Item 2.   Properties.                                                       16
Item 3.   Legal Proceedings.                                                17
Item 4.   Submission of Matters to a Vote of Security Holders.              17
          Executive Officers of the Registrant.                             18

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.                                            21
Item 6.   Selected Financial Data.                                          22
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                     23
Item 8.   Financial Statements and Supplementary Data.                      23
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                           23


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.               24
Item 11.  Executive Compensation.                                           24
Item 12.  Security Ownership of Certain Beneficial Owners and Management.   24
Item 13.  Certain Relationships and Related Transactions.                   24


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  25

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

      American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (59% of 1996 sales); bathroom and kitchen fixtures and fittings (25% of 1996 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (16% of 1996 sales). American Standard is a market leader in each of these business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) for plumbing products and WABCO(R) for braking and related systems. The Company emphasizes technologically advanced products such as air conditioning systems that utilize energy-efficient compressors and environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") utilizing electronic controls. At December 31, 1996, American Standard had 106 manufacturing facilities in 35 countries.


OVERVIEW OF BUSINESS SEGMENTS

      Through 1996 American Standard operated three business segments: Air Conditioning Products, Plumbing Products and Automotive Products. In January 1997 the Company announced formation of its Medical Systems Group.

      AIR CONDITIONING PRODUCTS. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold by the Trane Company ("Trane") primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1996. Approximately 60% of Trane's sales in 1996 was in the replacement, renovation and repair markets which have been less cyclical than the new residential and commercial construction markets. Management believes that Trane is well positioned for growth because of its high quality, brand-name products, significant existing market shares, the introduction of new product features such as electronic controls, the expansion of its broad distribution network, conversion to products utilizing environmentally-preferred refrigerants and expansion of operations to developing market areas throughout the world, principally the Asia-Pacific area and Latin America.


      PLUMBING PRODUCTS. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names. Of Plumbing Products' 1996 sales, 74% was derived from operations outside the United States and 26% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality associated with its brand-name products, significant existing market shares in a number of countries and the expansion of existing operations in developing market areas throughout the world, principally the Far East, Latin America and Eastern Europe.

      AUTOMOTIVE PRODUCTS. Automotive Products ("WABCO") is a leading manufacturer, primarily in Europe and Brazil, of braking and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems, including antilock braking systems ("ABS"), marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and from increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the commercial vehicle market in the United States, where phase-in of ABS has been mandated beginning in 1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

      MEDICAL SYSTEMS In January 1997, the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. The Company has for the last several years supported the development of two small medical diagnostic product groups focusing on test instruments using laser technology and reagents. The Company had invested an aggregate of approximately $40 million in the development of these businesses through December 31, 1996.

      Based upon the progress and prospects for those two businesses, the Company decided to explore acquisition opportunities to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. Accordingly, on March 10, 1997, the Company entered into definitive agreements to acquire the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group (the "Sorin Business") and, by means of a merger, all the outstanding shares of Incstar Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest. In 1996, sales for the Sorin Business were approximately $80 million and for Incstar approximately $40 million. The aggregate cost of the acquisitions of the Sorin Business and Incstar is expected to be approximately $220 million (including fees and expenses).

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

      Air Conditioning Products plans to continue to expand its operations in the Far East, Latin America and Europe. In 1994 it established an operation in Australia and continues to expand its sales forces in the Far East, Latin America, the Middle East and India. In December 1995 the Company completed arrangements for the development and expansion of its air conditioning business in the People's Republic of China ("PRC"), to become an integrated manufacturer, marketer and distributor of a broad range of air conditioning systems and related products for residential and commercial applications. The Company and a minority investor established ASI China Holdings Limited ("ASI China"), in which the Company has an ownership interest of 64.4%, and formed A-S Air
Conditioning Products Limited ("ASAP"), owned 50.4% by ASI China, to establish or acquire majority ownership in up to five manufacturing joint ventures as well as sales and service businesses in the PRC. The Company contributed to ASAP its 50% interest (valued at $10 million) in a Hong Kong joint venture (which imports and distributes air conditioning products) and has committed to contribute $20 million in cash, $16 million of which had been contributed as of December 31, 1996. The minority investor in ASI China and third-party investors in ASAP have committed to contribute a total of $62 million, $50 million of which had been contributed as of December 31, 1996. As of December 31, 1996, ASAP had acquired majority ownership in three manufacturing joint ventures and in conjunction therewith assumed debt of $21 million.

      Plumbing Products has entered new markets through joint ventures in Eastern Europe, Spain, Portugal and Vietnam and is continuing to expand using this approach. In 1995 operations were expanded in France through the acquisition of Porcher (see "Plumbing Products Segment"). Plumbing Products continues to expand its operations in the PRC through its affiliate, A-S China Plumbing Products Limited ("ASPPL"), in which American Standard has a current ownership position of 28% and effective control over day-to-day operations. ASPPL has expanded its operations to Beijing, Tianjin, Shanghai and Guangzhou in order to provide a full product line of fixtures, fittings, and bathtubs throughout the PRC market. ASPPL, which had total assets of approximately $169 million at December 31, 1996, has entered into seven joint ventures with local business concerns which, together with one wholly-owned operation, have received business licenses from Chinese government authorities. These include two recently constructed chinaware manufacturing facilities, an existing chinaware manufacturing facility being expanded, two operating fittings plants and two operating steel tub factories. The Company's ownership interest in ASPPL is expected to increase over time to at least 51% of the equity of ASPPL through reinvestment of royalties and management fees and through additional stock purchases.

      Automotive Products, headquartered in Europe, since 1993 has established a joint venture in the PRC, acquired a business in Spain, is in the process of establishing joint ventures in Eastern Europe and is expanding the volume of business done through its existing joint ventures in the United States and Japan.

DEMAND FLOW(R) TECHNOLOGY*

      To build on its position as a leader in each of its industries and to increase sales and operating income, American Standard began in 1990 to apply Demand Flow to all its businesses. Under Demand Flow, products are produced as and when required by the customer, the production process is streamlined, and quality control is integrated into each step of the manufacturing process. The benefits of Demand Flow include better customer service, quicker response to changing market needs, improved quality control, higher productivity, increased inventory turnover rates and reduced requirements for working capital and manufacturing and warehouse space.

      As part of American Standard's strategy to integrate Demand Flow into all of its operations, most of American Standard's approximately 44,000 employees worldwide have been trained in Demand Flow, which has been implemented in substantially all of American Standard's production facilities. American Standard is also applying Demand Flow to administrative functions and is re-engineering its organizational structure to manage its businesses based on processes instead of functions.

      American Standard believes that its implementation of Demand Flow methods has achieved significant benefits. Product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced and, on average, inventory turnover rates have almost tripled since 1990. Principally as a result of the implementation of Demand Flow American Standard has reduced inventories by 41% from December 31, 1989 through December 31, 1996, while related sales have grown 74% for the same period. American Standard further believes that as a result of the introduction of Demand Flow employee productivity has risen significantly, customer service has improved and, without reducing production capacity, the Company has been able to free more than three million square feet of manufacturing and warehouse space, allowing for expansion, plant consolidation or other uses.

AIR CONDITIONING PRODUCTS SEGMENT

      Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 1996 Trane, with revenues of $3,437 million, accounted for approximately 59% of the Company's sales and 60% of its operating income (excluding an asset impairment charge). Trane derived 29% of its 1996 sales from outside the United States. Approximately 60% of Trane's sales in 1996 was in the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

      Trane manufactures three general types of air conditioning systems. The first, called "unitary," which is sold for residential and commercial applications, is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane

------------------
* Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

manufactures and distributes mini-split units in the Far East, Europe, the Middle East and Latin America.

      Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price.

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

      In May 1994 a subsidiary of the Company, Standard Compressors Inc., concluded arrangements for a partnership, Alliance Compressors, formed in December 1993 with Heatcraft Technologies Inc., a subsidiary of Lennox International Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. On December 31, 1996, The Alliance Compressors partnership was restructured to admit a new partner, Copesub, Inc., a subsidiary of Emerson Electric Co. Following the restructuring, Standard Compressors Inc. and Heatcraft Technologies Inc. each own a 24.5% interest in Alliance and Copesub, Inc. owns a 51% interest. Alliance plans to develop, manufacture, market and sell, primarily to companies related to Standard Compressors Inc. and Heatcraft Technologies Inc., scroll compressors utilized mainly in residential central air conditioning applications. Alliance will operate principally from a newly constructed facility in Natchitoches, Louisiana.

      Many of the products manufactured by Trane utilized CFCs and in the past utilized CFCs as refrigerants. Various federal and state laws and regulations, principally the 1990 Clean Air Act Amendments, require the eventual phase-out of the production and use of these chemicals because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants will require replacement or modification of much of the air conditioning equipment already installed, which management believes has created a new market opportunity. In order to ensure that Company products will be compatible with the substitute refrigerants, Trane has been working closely with the manufacturers that are developing substitute refrigerants. See "General-Regulations and Environmental Matters."

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

      At December 31, 1996 Air Conditioning Products had 33 manufacturing plants in 10 countries, employing approximately 20,700 people.

      Air Conditioning Products comprises three operating groups: Unitary Products, North American Commercial, and International.

 UNITARY PRODUCTS GROUP

      Unitary Products, which accounted for 36% of Air Conditioning Products' 1996 sales, manufactures and distributes products for commercial and residential unitary applications in the United States. This group benefits the most from the growth of the replacement market for residential and commercial air conditioning systems. Other major suppliers in the unitary market are Carrier, Rheem, Lennox, Goodman Industries and Intercity Products.

      Commercial unitary products range from 2 to 120 tons and include combinations of air conditioners, heat pumps, and gas furnaces, along with variable-air-volume equipment and integrated control systems. Typical applications are in retail stores, small-to-medium-size office buildings, manufacturing plants, restaurants, and commercial buildings located in office parks and strip malls. These products are sold through commercial sales offices, independent wholesale distributors and company-owned dealer sales offices in over 375 locations. Residential central air conditioning products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, and coils. These products are sold through independent wholesale distributors and Company-owned sales offices in over 250 locations to dealers and contractors who sell and install the equipment.

      During 1995 and 1996 the Unitary Products Group successfully introduced several new products including a new line of outdoor condensing units for the AMERICAN STANDARD(R) brand; a very high efficiency residential air conditioner; an ultra-high efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on indoor air quality enhancements and new capabilities for existing products.

      The Company also markets an AMERICAN STANDARD(R) brand name product to serve distributors who typically carry other products in addition to air conditioning products.

  NORTH AMERICAN COMMERCIAL GROUP

      North American Commercial Group, which accounted for 37% of Air Conditioning Products' 1996 sales, manufactures and distributes products in the United States for sale in the U.S. and Canada for air conditioning applications in larger commercial, industrial, and institutional buildings. Other major suppliers of commercial systems are Carrier, McQuay and York.

      North American Commercial Group distributes its products through 95 sales offices. Thirty-four of these offices are Company-owned and 61 are franchised. The Company acquired the Toronto, Canada, and St. Louis, Missouri offices in 1994 and the Albany, New York, and Nashville, Tennessee offices in 1995. In 1996 the Company acquired the Grand Rapids, Michigan; Pittsburgh, Pennsylvania; and New Haven, Connecticut, offices and expects to continue to acquire major sales offices from its franchisees.

      Over the last few years the North American Commercial Group has added additional aftermarket business activities, such as emergency rentals of air conditioning equipment. Also, the group has expanded its line to include components for converting installed centrifugal chiller products to use more environmentally-preferred refrigerants.

      During 1995 and 1996 the Company continued its introduction of a number of newer products broadening the line of high-efficiency centrifugal chillers, expanding the air cooled series R chiller line, and introducing a new absorption line. Integrated Comfort Systems continue to grow as a percentage of total sales with the introduction of Tracer Summit and wireless thermostats. Indoor air quality is emerging as a significant new application to be served by the Company's products and services.

INTERNATIONAL GROUP

      The International Group, which accounted for approximately 27% of Trane's 1996 sales manufactures applied and unitary products in foreign facilities operated by subsidiaries and joint ventures and exports many of the products manufactured in the United States by the Unitary Products and North American Commercial Groups. Like the North American Commercial Group, the International Group has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment installed around the world.

      Trane expects to continue the expansion of its presence outside the U.S. In the Asia-Pacific region Trane recently established operations in Australia as well as three manufacturing joint ventures in the PRC (see "Globalization") and expanded its operations in Malaysia. In the early 1990's it purchased an air conditioning manufacturing and distribution firm in Taiwan, and entered into a sales and manufacturing joint venture in Thailand. In Europe, in addition to its plants in Epinal and Charmes, France, the group opened plants in Mirecourt and in Colchester, U.K., in 1992. A joint venture in Egypt commenced operations in 1992 to serve markets in the Middle East.

PLUMBING PRODUCTS SEGMENT

      Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R) and PORCHER(R), names. In 1996 Plumbing Products, with revenues of $1,452 million, accounted for 25% of the Company's sales and 19% of its operating income (excluding an asset impairment charge). Plumbing Products derived approximately 74% of its total 1996 sales from operations outside the United States.

      Of Plumbing Products' sales, 45% consists of vitreous china fixtures, 22% consists of fittings (typically brass), 9% consists of bathtubs, and the remainder consists of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remaining 25%.

      Plumbing Products operates through four primary geographic groups:
European Plumbing Products, U.S. Plumbing Products, Americas International and the Asia-Pacific Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Germany, Bulgaria, the U.S., and Mexico. Worldwide Fittings sales and operating results are reported in the four primary geographic groups within which it operates.

      European Plumbing Products, which sells products primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Spain, Portugal, and Egypt. In November 1995 the Company acquired substantially all of the remaining outstanding common shares and convertible bonds of Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had an ownership interest of 32.88%.

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

      The Asia-Pacific Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand and the Philippines, and its manufacturing joint venture in Indonesia and is developing a new joint venture in Vietnam. In 1996, a wholly-owned marketing operation was established in Japan. The Company is also significantly expanding its operations in the PRC. See - "Globalization".

      The market for the Company's plumbing products is divided into the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the European and U.S. groups' sales but only about 40% of the sales of the Far East group, for which new construction is more important. In the United States and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. In 1995 the new construction market in Europe declined, especially in Germany and France, after recovering somewhat in 1994 and 1993. In the U.S. the new construction market hit its recent low in 1992 but had some recovery through 1996. The new construction market, in which the product selection is made by builders or contractors, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market consumers make the model selection and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Although management believes it must continue to offer a full line of fixtures and fittings in order to support its distribution system, Plumbing Products' current strategy is to focus on increasing its sales of higher-margin products in the middle and upper segments of both the remodeling and new construction markets.

      Plumbing Products also has continued its programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

      U.S. Plumbing Products is focusing on the unique needs of the growing mass retail home center industry, using products sourced from several of the Company's manufacturing locations throughout the Americas. This market channel has become a significant part of U.S. Plumbing Products' sales and is expected to continue to grow.

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

      At December 31, 1996, Plumbing Products employed approximately 18,000 people and, including affiliated companies, had 57 manufacturing plants in 25 countries.

      In the U.S. Plumbing Products has several important competitors, including Kohler Company and Masco Corporation in selected product lines. There are also important competitors in foreign markets, for the most part operating nationally. Friederich Grohe GmbH, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe Villeroy Boch and Sanitec are the major fixtures competitors, and in the Far East Toto is the major competitor. Plumbing Products competes in most of its markets on the basis of service to customers, product quality, reliability and price.

AUTOMOTIVE PRODUCTS SEGMENT

      Operating under the WABCO(R) name, Automotive Products manufactures air brake and related systems for the commercial vehicle industry in Europe and Brazil. WABCO's most important products are pneumatic braking systems and related electronic control and other systems and components (including ABS) for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. In 1996 WABCO, with sales of $916 million, accounted for 16% of the Company's sales and 21% of its total operating income (excluding an asset impairment charge). The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

      WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Principal competitors are Knorr, Robert Bosch, and Allied Signal. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

      The European market for new trucks, buses, trailers, and replacement parts recovered in 1994 and 1995, before declining again in 1996. European legislation mandating the phase-in of ABS beginning in 1991 has had a positive impact on sales and is expected to continue to do so. The Brazilian market declined significantly in 1996 after three years of continued growth.

      Through 1996 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 1.2 million heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe was approximately 146,000 units in 1996 (down from 175,000 units in 1995) and 67,000 units (56,000 units in 1995) in other markets, primarily the United States and Japan. In addition, WABCO has developed an advanced electronic braking system, electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. Significant progress was made in recent years in market acceptance of electronically controlled systems. New products under development include additional electronic drive line control systems. In addition, WABCO has developed and implemented an electronic data interchange system, which links certain customers directly to WABCO's information systems, providing timely, accurate information and just-in-time delivery to the customer.

      At December 31, 1996, WABCO and affiliated companies employed approximately 5,800 people and had 14 manufacturing facilities and 7 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, the Netherlands and Brazil. WABCO has joint ventures in the United States with Rockwell International (Rockwell WABCO) and Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1996 to produce air compressors designed by WABCO), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Clayton Sundaram) and in the PRC.

      In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

      Since 1991 ABS for commercial vehicles has been gaining acceptance in the United States and Japan, where WABCO participates through its joint venture operations. Rockwell WABCO is now a supplier of WABCO systems to Freightliner, Mack, Volvo-GM, Kenworth, Peterbilt and other vehicle manufacturers in North America. SANWAB supplies Hino, Nissan and trailer manufacturers in Japan. In most European countries, ABS has become mandatory for commercial vehicles. In March 1995, the U.S. Department of Transportation, National Highway Traffic Safety Administration, adopted amended federal regulations which require that new medium and heavy vehicles be equipped with ABS. These amended regulations will be phased in over a two-year period beginning in March 1997. WABCO believes it is in a good position to take advantage of this opportunity.

MEDICAL SYSTEMS GROUP

      In January 1997, the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. The Company has for several years supported the development of two small medical diagnostic product groups focusing on test instruments using laser technology and reagents. The Company had invested an aggregate of approximately $40 million in the development of these businesses through December 31, 1996.

      Based upon the progress and prospects of those two businesses, the Company decided to explore acquisition opportunities to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. Accordingly, on March 10, 1997, the Company entered into definitive agreements to acquire the European medical diagnostic business (the "Sorin Business") of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and, by means of a merger, all the outstanding shares of Incstar Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest.

      The Sorin Business both develops and produces reagents to identify the presence in blood of diseases and other substances that are indicative of a medical patient's condition, and distributes equipment used to perform diagnostic tests. The Sorin Business is headquartered in Saluggia, Italy, where its manufacturing facility is located. The principal markets for the products of the Sorin Business are Western Europe and the United States. Its sales in 1996 were approximately $80 million.

      Incstar develops, manufactures and markets individual test reagents, test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. Incstar also produces and markets histochemical antisera and natural and synthetic peptides used in clinical diagnostic and medical research. Its products focus on diagnostic tests for autoimmune, infectious disease, endocrinology and bone and mineral metabolism product segments, utilizing a variety of technologies. Incstar's sales in 1996 were approximately $40 million.

      The Sorin Business and Incstar will be acquired in two transactions: (a) the acquisition from Sorin of the Sorin Business and (b) the merger of a wholly owned subsidiary of the Company with Incstar. The aggregate cost of the acquisitions is expected to be approximately $220 million (including fees and expenses. Completion of the transactions is subject to customary conditions, including regulatory consents and approvals, and in the case of Incstar, shareholder approval. The Sorin and the Incstar transactions are each conditioned upon the closing of the other, which closings are expected to occur in the first half of 1997.

      The focus of the Company's existing medical businesses is on instruments for obstetrical/gynecological and gastrointestinal tests. The products of its subsidiary Sienna Biotech, Inc. are based on a core technology named Copalis(TM) for Coupled Particle Light Scattering. Several of Sienna's products have received clearance from the U.S. Food and Drug Administration ("FDA").

      The Company's subsidiary Alimenterics, Inc. is developing certain clinical laboratory systems for non-invasive diagnostics of gastrointestinal disorders using an automated Laser Assisted Ratio Analyzer ("LARA(TM)") for the measurement of stable isotopes in breath. Initial applications for regulatory approvals of Alimenterics' products have been made in Europe and are planned to be made to the FDA in 1997.

      The Company believes that the Medical System Acquisitions will position it to develop its medical products more quickly and effectively than would otherwise have been possible. The Company may build this group further through acquisitions of businesses that are complementary and would permit further acceleration of development and distribution of its products as well as through further research and development investments. There can be no assurance that the Company will be successful in completing the Medical Systems Acquisitions.

BUSINESS SEGMENT DATA

      Information concerning revenues and operating profit and loss attributable to each of the Company's business segments and geographic areas is set forth in the Company's 1996 Annual Report to Stockholders on page 14, "Five-Year Financial Summary", under the caption "Segment Data", on pages 15 though 19 under the caption entitled "Management's Discussion and Analysis" and on page 43 under the caption entitled "Segment Data" which are incorporated herein by reference, and information concerning identifiable assets of each of the Company's business segments is set forth on page 43 of the Company's 1996 Annual Report to Stockholders under the caption entitled "Segment Data", which is incorporated herein by reference.

GENERAL

  RAW MATERIALS

      The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motor and electronics. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to its operations. The Company is working closely with its suppliers to integrate them into the Demand Flow manufacturing process by developing with them just-in-time supply delivery schedules to coordinate with the Company's customer demand and delivery schedules. The Company expects this closer working relationship to result in better control of inventory quantities and quality and lower related overhead and working capital costs. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages.

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

 RESEARCH AND PRODUCT DEVELOPMENT

      The Company made expenditures of $160 million in 1996, $146 million in 1995 and $140 million in 1994 for research and product development and for product engineering. The expenditures for research and product development only were $81 million in 1996, $67 million in 1995 and $60 million in 1994 and were incurred primarily by Automotive Products and Air Conditioning Products. Automotive Products, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Products' research and development expenditures were primarily related to alternative, environmentally-preferred refrigerants, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

  REGULATIONS AND ENVIRONMENTAL MATTERS

      The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1994,

1995 and 1996 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

      The Company derived significant revenues in 1996 and prior years from sales of air conditioning products using chlorofluorocarbons ("CFCs") and hydrochloroflurocarbons ("HCFCs"). Use of CFCs, HCFCs and other ozone-depleting chemicals is to be phased out over various periods of time under regulations that will require use of substitute permitted refrigerants. Also, utilization of new refrigerants will require replacement or modification of much of the existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs is converted to operate on environmentally preferred refrigerants or replaced, although such conversion or replacement is expected to occur only over a period of years, and the Company is unable to estimate the magnitude or timing of such additional conversion or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company's products will be compatible with those substitutes. Although the Company believes that its commercial products currently in production will not require substantial modification to use substitutes, residential and light commercial products produced by the Company and its competitors may require modification for refrigerant substitutes. The costs of introducing alternative refrigerants are expected to be reflected in product pricing and accordingly are not expected to have a material adverse impact on the Company.

      Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary air conditioning products. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future could require substantial research and development expense and capital expenditures to maintain compliance.

      The development, testing and distribution of medical products are subject to extensive regulation including, in the United States, approvals by the FDA. Moreover, the medical test market is competitive and many companies with such products have substantially greater resources and experience than the Company. There is no assurance the Company's products will be successfully developed or marketed.

 EMPLOYEES

      The Company employed approximately 44,000 people (excluding employees of unconsolidated joint venture companies) at December 31, 1996. The Company has a total of 18 labor union contracts in North America (covering approximately 8,500 employees), five of which expire in 1997 (covering approximately 371 employees) and two of which expire in 1998 (covering approximately 2,300 employees). Two of the contracts expiring in 1997 have already been successfully renegotiated. There can be no assurance that the Company will successfully negotiate the remaining labor contracts expiring during 1997 without work stoppages. However, the Company does not anticipate any problems in renegotiating those contracts that would materially affect its results of operations.

      In 1994, 230 Plumbing Products employees went on strike for 64 days at the Landsdowne (Toronto), Canada chinaware manufacturing plant. Other than this strike, the Company has not experienced any other significant work stoppages in North America in the last five years.

The Company also has a total of 40 labor contracts outside North America (covering approximately 18,000 employees). In early 1996 there was a 5-week work stoppage at the two chinaware manufacturing plants of the Philippines plumbing products subsidiary, involving 700 employees, where the Company combined the two facilities. Other than the Philippines work stoppage, the Company has not experienced any significant work stoppage in the last five years outside North America.

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

      Because the Company has manufacturing operations in 35 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly offset by the denomination in foreign currencies of a portion of the Company's borrowings.

ITEM 2. PROPERTIES

      At December 31, 1996 the Company conducted its manufacturing activities through 106 plants in 35 countries, of which the principal facilities are as follows:

  BUSINESS
   SEGMENT         LOCATION                 MAJOR PRODUCTS MANUFACTURED AT LOCATION
   -------         --------                 ---------------------------------------
Air Conditioning   Clarksville, TN          Commercial unitary air conditioning
  Products         Fort Smith, AK           Commercial unitary air conditioning
                   La Crosse, WI            Applied air conditioning systems
                   Lexington, KY            Air handling products
                   Macon, GA                Commercial air conditioning systems
                   Pueblo, CO               Applied air conditioning systems
                   Rushville, IN            Air handling products
                   Trenton, NJ              Residential gas furnaces and air handlers
                   Tyler, TX                Residential air conditioning
                   Waco, TX                 Water source heat pumps and air handling
                                                products
                   Charmes, France          Applied air conditioning systems
                   Epinal, France           Unitary air conditioning systems and mini-splits
                   Mirecourt, France        Applied and air handling products

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


      Except for the properties located in Mirecourt, France and Manila, Philippines, all of the plants described above are owned by the Company or a subsidiary. Through joint ventures, the Company participates in the operation of (or is in the process of constructing) up to ten plants in the PRC, and operates one plant in each of Indonesia and India. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

      In 1996 several Air Conditioning Products' plants operated at or near capacity and others operated moderately below capacity.

      In 1996 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country but overall were satisfactory.

      Automotive Products' plants generally operated moderately below capacity in 1996.


ITEM 3. LEGAL PROCEEDINGS

      American Standard Inc. is the defendant in a lawsuit brought by Entech Sales & Service, Inc., on behalf of itself and a class of contractors engaged in the service and repair of commercial air conditioning equipment. The suit, filed in March 1993 in the United States District Court for the Northern District of Texas, alleges principally that the manner in which Air Conditioning Products distributes repair service parts for its equipment violates the Federal antitrust laws. On May 24, 1996, the district court granted summary judgment in favor of American Standard Inc. with respect to the only claim certified as a class action, alleging a price fixing conspiracy. With respect to Entech's individual claims, American Standard Inc. and Entech have reached a settlement agreement on terms that will not have a material effect on American Standard Inc.

      The Company received letters from Tyco International Ltd. ("Tyco") on September 30, 1996 setting forth proposals for a possible acquisition by Tyco of all the shares of the Company's common stock, in each case for a combination of cash and Tyco common stock. The final letter included a proposed purchase price of $50 per share. The Company's Board of Directors reviewed the Tyco proposals, consulted with its legal counsel and financial advisors and concluded that the Company's strategies already in place are working and the best way to increase the Company's earnings and shareholder value is to focus on implementing these strategies as an independent company. As a result, the Board of Directors concluded that the Company would decline any interest in the proposals and Tyco was so informed. There have been no discussions between the Company and Tyco concerning any of the proposals and the Company contemplates none.

      Two persons claiming to be shareholders of the Company and represented by the same lawyers have filed separate class action and derivative lawsuits in the Chancery Court of the State of Delaware against the Company, ASI Partners and the directors of the Company alleging breeches of fiduciary duties in respect of the rejection of the Tyco proposals and approval of the secondary offering of Company common stock owned by Kelso ASI Partners L.P. ("ASI Partners") and the repurchase by the Company of all shares owned by ASI Partners after the secondary offering and the distribution by ASI Partners of shares to certain of its partners (collectively, the "Stockholder Transactions"). The lawsuits seek to cause the Company to evaluate alternatives to maximize value for the Company's public shareholders, to enjoin the Stockholder Transactions and to recover damages in an unspecified amount. A person claiming to be a holder of certain public debt securities of American Standard Inc. has filed a class action lawsuit in New York Supreme Court seeking to enjoin the Stockholder Transactions or to require the Company to redeem such debt securities at the election of the security holders. The Company believes that these lawsuits are without merit and intends to contest them vigorously.

      For a discussion of German tax issues see Note 6 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof). For a discussion of environmental issues see "Item
1. Business  - General  - Regulations and Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

      In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 11, 1997 with respect to each person who is an executive officer of the Company:

           Name               Age               Position with Company
           ----               ---               ---------------------
Emmanuel A.  Kampouris        62      Chairman, President and Chief Executive Officer, and Director
Horst Hinrichs                64      Senior Vice President, Automotive Products, and Director
George H.  Kerckhove          59      Senior Vice President, Plumbing Products, and Director
Giancarlo Aimetti             60      Vice President, Automotive Products, Austrian Group
Fred A.  Allardyce            55      Vice President and Chief Financial Officer
Alexander A.  Apostolopoulos  54      Vice President and Group Executive, Plumbing Products,
                                        Americas International
Thomas S.  Battaglia          54      Vice President and Treasurer
Gary A.  Brogoch              46      Vice President and Group Executive, Plumbing Products,
                                        Asia Pacific
Michael C.R. Broughton        56      Vice President, Automotive Products, United Kingdom
Roberto Canizares M.           47      Vice President, Air Conditioning Products, Asia Pacific Region
Wilfried Delker               56      Vice President and Group Executive,  Plumbing Products,
                                         Worldwide Fittings
Adrian B.  Deshotel           51      Vice President, Human Resources
Peter Enss                    52      Vice President, Automotive Products, Germany
Luigi Gandini                 58      Vice President, Special Projects
Daniel Hilger                 56      Vice President, Air Conditioning Products,
                                         Middle East and Africa Region
Richard A.  Kalaher           56      Vice President, General Counsel and Secretary
W.  Craig Kissel              46      Vice President and Group Executive, Air Conditioning Products,
                                          Unitary Group
William A.  Klug              64      Vice President and Group Executive, Air Conditioning Products,
                                         International
Jean-Claude Montauze          50      Vice President, Automotive Products, France
Janet George Murnick          53      Vice President, Alimenterics, Medical Systems Group
G.  Eric Nutter               61      Vice President and Group Executive, Plumbing Products, U.S.
Raymond D.  Pipes             47      Vice President, Corporate Development
Bruce R.  Schiller            52      Vice President, Air Conditioning Products,
                                         Compressor Business
James H.  Schultz             48      Vice President and Group Executive, Air Conditioning Products,
                                          North American Commercial Group
G.  Ronald Simon              55      Vice President and Controller
Benson I.  Stein              59      Vice President, General Auditor
Wolfgang Voss                 50      Vice President and Group Executive, Plumbing Products, Europe
Robert M.  Wellbrock          50      Vice President, Taxes

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

      Mr. Aimetti was elected Vice President, Automotive Products, Austrian Group, in January 1997. Prior thereto he served as Business Leader of the Austrian Group from 1995 to 1996, and has been Managing Director and General Manager of WABCO Automotive Company in Italy since 1979.

      Mr. Allardyce was elected Vice President and Chief Financial Officer in January 1992.

      Mr. Apostolopoulos was elected Vice President and Group Executive, Plumbing Products, Americas International, in December 1990.

      Mr. Battaglia was elected Vice President and Treasurer in September
1991.

      Mr. Brogoch was elected Vice President in December 1994, and has served as Group Executive of the Asia Pacific Plumbing Group since the consolidation of the Far East and PRC Plumbing Groups in February 1997. Prior thereto he was Group executive of the PRC from December 1994 until February 1997. He served as Vice President of Plumbing Products' operations in the PRC from August 1993 until December 1994 and previously served as Vice President of Finance and Planning, European Plumbing Products from August 1991 until August 1993.

      Mr. Broughton was elected Vice President, Automotive Products, United Kingdom, in January 1997. Prior thereto he served as Managing Director (Business Leader) of that Group from May 1995 to December 1996, as Process Owner, Order Fulfillment from 1993 to May 1995, and from July 1988 to 1993 as Director of Manufacturing of the WABCO Automotive facility in Portsmouth, England.

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

      Mr. Hilger was elected Vice President, Air Conditioning Products, Middle East and Africa Region, in June 1988.

      Mr. Kalaher was elected Vice President, General Counsel and Secretary in March 1995, having served as Acting General Counsel and Acting Secretary since joining the Company in February 1994. Prior thereto, he was Vice President and General Counsel of AMAX Inc. from 1991 to 1994.

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

      Dr. Murnick was elected Vice President in May 1996 and has been President of Alimenterics Inc., a medical diagnostic subsidiary of the Company, since 1995, having served as its Vice President from 1992 until 1995. She founded Diagnostics and Devices, Inc., a medical technology development company, in 1983 and has served as its President since then.

      Mr. Nutter was elected Vice President and Group Executive, U.S. Plumbing Products, in May 1995. Prior thereto he served as Vice President, Automotive Products in the United Kingdom from January 1992 until April 1995 and as Vice President and General Manager of WABCO Automotive U.K. Limited, the United Kingdom automotive subsidiary of the Company from March 1991 until December 1991.

      Mr. Pipes has served as Vice President Corporate Development since February 1997. Prior thereto he was elected as Vice President and Group Executive for the Far East Region of Plumbing Products in May 1992 and served in that capacity until its consolidation with the PRC Plumbing Group in February 1997 and prior thereto served as Managing Director of American Standard Inc.'s Philippine subsidiary from May 1990 until April 1992.

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

      The number of holders of record of the common stock of the Company as of March 11, 1997, was 1,033.

      No dividends were declared on the Company's common stock in 1995 or 1996. The Company has no separate operations and its ability to pay dividends or repurchase its common stock is dependent entirely upon the extent to which it receives dividends or other funds from American Standard Inc. The terms of the Company's 1997 Credit Agreement and certain indentures governing publicly-issued debt securities of American Standard Inc. restrict the payment of dividends and other extensions of funds by American Standard Inc. to the Company.

      Set forth below are the high and low sales prices for shares of the Company's common stock in 1995 from February 3, 1995, the date of the Offering, through the end of the first quarter of 1995 and for each full quarterly period thereafter in 1995 and 1996.

            1995:                         High         Low
            -----                         ----        ---
            First quarter               $  25       $ 19-5/8
            Second quarter              $  28-1/4   $ 24-1/4
            Third quarter               $  32       $ 26
            Fourth quarter              $  31-7/8   $ 26-1/4

            1996:
            -----
            First quarter               $  31-3/8   $ 25-1/2
            Second quarter              $  33-3/8   $ 26-1/2
            Third quarter               $  35-1/4   $ 28-1/8
            Fourth quarter              $  39-3/4   $ 34-1/4

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (Dollars in millions, except per share data)

                                                                           YEAR ENDED DECEMBER 31
                                                                           ----------------------
                                             1996               1995               1994               1993               1992
                                          ------------       ------------       ------------       ------------       ------------
STATEMENT OF OPERATIONS DATA
Sales                                     $      5,805       $      5,221       $      4,457       $      3,830       $      3,792
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting method(a)(b)       $        (47)      $        142       $        (77)      $       (117)      $        (57)
                                          ============       ============       ============       ============       ============
Per Common Share:
  Income (loss) before extraordinary
   item and cumulative effect of
   change in accounting method (a)        $       (.60)      $       1.90       $      (1.29)      $      (2.11)      $      (1.24)
                                          ============       ============       ============       ============       ============
Average number of outstanding
  common shares                             77,986,511         74,671,830         59,933,435         59,313,073         58,636,118

BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total assets                            $      3,520       $      3,520       $      3,156       $      2,987       $      3,126
  Total debt                                     1,923              2,083              2,364              2,336              2,145
                                                  --                 --                 --                 --                  133
  Exchangeable preferred stock
  Stockholders' deficit                           (380)              (390)              (798)              (723)              (449)

(a) Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a non-cash charge of $235 million, or $3.02 per share.

(b) Retirements of debt in connection with the proceeds of the initial public offering in 1995, an October 1994 borrowing and a 1993 refinancing resulted in extraordinary charges of $30 million, $9 million and $92 million in 1995, 1994 and 1993, respectively, (including call premiums, the write-off of deferred debt issuance costs, and in 1993 the loss on cancellation of foreign currency swap contracts) on which there were no tax benefits (see Notes 6 and 9 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report to Stockholders and incorporated herein by reference).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages 15 through 23 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated herein by reference from the Company's 1996 Annual Report to Stockholders are the financial statements and related information listed under the heading "1. Financial Statements" in the Index to Financial Statements and Financial Statement Schedules on page 27 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 26, 1997: under the headings: "Stock Ownership" and "1. Election of Directors", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

      For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

      None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated March 26, 1996 as follows: under the section entitled "Directors' Fees and Other Arrangements" on page 7 thereof, under the heading entitled "Executive Compensation" on pages 9 through 13 thereof, under the heading entitled "Compensation Committee Interlocks and Insider Participation" on page 17 and under the heading entitled "Certain Relationships and Related Party Transactions" on pages 17 through 19 thereof, and is incorporated herein by reference except for the sections entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" and "Performance Graph" appearing on pages 14 through 17. except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the heading entitled "Stock Ownership" on pages 3 and 4 in the Company's definitive Proxy Statement dated March 26, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 26, 1997 under the section entitled "Certain Relationships and Related Party Transactions", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules

            The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 27of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 27 hereof are incorporated herein by reference.

      3.    Exhibits

            The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b) Reports on Form 8-K for the quarter ended December 31, 1996.

            The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN STANDARD COMPANIES INC.
                                            By: /s/  EMMANUEL A.  KAMPOURIS
                                                   -----------------------------
                                                    (Emmanuel A.  Kampouris)
                                 Chairman, President and Chief Executive Officer
March 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997:

/s/  Emmanuel A.  Kampouris
------------------------------
(Emmanuel A.  Kampouris)           Chairman, President and Chief Executive
Officer; Director                  (Principal Executive Officer)

/s/  FRED A.  ALLARDYCE
------------------------------
(Fred A.  Allardyce)               Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

/s/  G.  RONALD SIMON
------------------------------
(G.  Ronald Simon)                 Vice President and Controller
                                   (Principal Accounting Officer)

/s/  STEVEN E.  ANDERSON
------------------------------
(Steven E.  Anderson)              Director

/s/  HORST HINRICHS
------------------------------
(Horst Hinrichs)                   Director

/s/  GEORGE H.  KERCKHOVE
------------------------------
(George H.  Kerckhove)             Director

/s/  SHIGERU MIZUSHIMA
------------------------------
(Shigeru Mizushima)                Director

/s/  FRANK T.  NICKELL
------------------------------
(Frank T.  Nickell)                Director

/s/  ROGER W.  PARSONS
------------------------------
(Roger W.  Parsons)                Director

/s/  J.  DANFORTH QUAYLE
------------------------------
(J.  Danforth Quayle)              Director

/s/  DAVID  M.  RODERICK
------------------------------
(David M.  Roderick)               Director

/s/  JOHN RUTLEDGE
------------------------------
(John Rutledge)                    Director

/s/  JOSEPH S.  SCHUCHERT
------------------------------
(Joseph S.  Schuchert)             Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                --------------
                                                                      1996
                                                                 ANNUAL REPORT
                                                                       TO
                                                                  STOCKHOLDERS
                                                                     (PAGES)
                                                                --------------
1. Financial Statements incorporated by reference from
   the Company's 1996 Annual Report to Stockholders)

   Consolidated Balance Sheet at
          December 31, 1996, and 1995                                  27
   Years ended December 31, 1996, 1995, and 1994:
          Consolidated Statement of Operations                         26
          Consolidated Statement of Cash Flows                         28
          Consolidated Statement of Stockholders' Deficit              29
   Notes to Financial Statements                                    30-43
   Segment Data                                                 14 and 43
   Quarterly Data (Unaudited)                                          44
   Report of Independent Auditors                                      25

                                                                --------------
                                                                    FORM 10-K
                                                                      (PAGES)
                                                                --------------

2. Financial statement schedules, years ended
   December 31, 1996, 1995, and 1994

   I    Condensed Financial Information of Registrant                 29-32
  II    Valuation and Qualifying Accounts                              33

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Standard Companies Inc. of our report dated February 13, 1997 included in the 1996 Annual Report to Stockholders of American Standard Companies Inc.

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





                                               Ernst & Young LLP
New York, New York
March 26, 1997

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF OPERATIONS (PARENT COMPANY SEPARATELY)
                             (DOLLARS IN THOUSANDS)


                                                   Year Ended December 31
                                            1996           1995          1994
                                          --------       --------      --------
Interest income                           $    747       $    450      $    219
Interest expense                               747            450           219
Equity in net loss of subsidiary           (46,718)       111,655       (86,421)
                                          --------       --------      --------
Net loss                                  $(46,718)      $111,655      $(86,421)
                                          ========       ========      ========

                        See notes to financial statements

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (CONTINUED)

                    BALANCE SHEET (PARENT COMPANY SEPARATELY)
                             (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,
                                                               ------------
                        ASSETS
                                                            1996            1995
                                                         ---------       ---------
Investment in subsidiary                                 $(373,246)      $(378,924)
Loan receivable from subsidiary                             10,000           4,823

                      LIABILITIES

Loan payable to subsidiary                                     395             629
Stock repurchase obligation (Note C)                        16,740          15,333

                 STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 200,000,000 shares
authorized;shares issued and outstanding,
78,572,638 in 1996; 76,733,010 in 1995                         786             767
Capital surplus                                            563,873         509,218
Subscriptions receivable                                      (395)           (629)
Accumulated deficit                                       (771,487)       (724,769)
Foreign currency translation effects                      (173,158)       (174,650)
Minimum pension liability adjustment
                                                                --              --
                                                         ---------       ---------
Total stockholders' deficit                               (380,381)       (390,063)
                                                         ---------       ---------
                                                         $(363,246)      $(374,101)
                                                         =========       =========

                       See notes to financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               STATEMENT OF CASH FLOWS (PARENT COMPANY SEPARATELY)
                             (DOLLARS IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                1996            1995           1994
                                                              --------       ---------       --------
Cash flows from operating activities:
  Net  income (loss)                                          $(46,718)      $ 111,655       $(86,421)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
   Equity in net loss (income) of subsidiary                    46,718        (111,655)        86,421
                                                              --------       ---------       --------
Net cash flow from operating activities
                                                                     0               0              0
                                                              --------       ---------       --------
Cash provided (used) by investing activities:
  Investment in subsidiary                                     (19,400)       (279,983)        (3,976)
  Loan to subsidiary                                            (5,177)         (4,823)            --
  Purchase of common stock by subsidiary                        10,000          10,989         16,927
                                                              --------       ---------       --------

Net cash provided by investing activities                      (14,577)       (273,817)        12,951
                                                              --------       ---------       --------
Cash provided (used) by financing activities:
  Proceeds from initial public offering of common stock             --         280,535             --

  Other issuances of common stock                               24,577           4,271          3,976
  Common stock repurchases                                     (10,000)        (10,989)       (16,927)
  Repayments on subscriptions receivable                           234           1,011            786
  Repayment of loan from subsidiary                               (234)         (1,011)          (786)
                                                              --------       ---------       --------

Net cash used by financing activities                           14,577         273,817        (12,951)
                                                              --------       ---------       --------


Net change in cash and cash equivalents                       $      0       $       0       $      0
                                                              ========       =========       ========


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

(B) The Parent Company was organized by Kelso & Company, L.P. ("Kelso"), a private merchant banking firm, to participate in the acquisition of American Standard Inc. (the "Acquisition") in 1988. American Standard Inc.'s common stock is owned solely by the Parent Company. The Parent Company has no other investments or operations.

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

(E) In the first quarter of 1997, the Parent Company completed a secondary offering of 12,429,548 shares of its common stock owned by Kelso ASI Partners, L.P., ("ASI Partners") an affiliate of Kelso and the Parent Company's largest shareholder as of December 31, 1996. In conjunction with the secondary offering, the Parent Company repurchased 4,628,755 shares of its common stock from ASI Partners for $208 million with funds borrowed by American Standard Inc. under American Standard Inc.'s 1997 Credit Agreement and loaned to the Parent Company under a non-interest-bearing intercompany demand note.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1996, 1995, and 1994
                             (Dollars in thousands)

      DESCRIPTION                                                                                 FOREIGN
                                   BALANCE     ADDITIONS                                          CURRENCY       BALANCE
                                  BEGINNING    CHARGED TO                        OTHER          TRANSLATION       END OF
                                  OF PERIOD      INCOME      DEDUCTIONS         CHANGES           EFFECTS         PERIOD
1996:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                $ 27,330      $11,225      $(10,158)(A)      $    304          $   (407)      $ 28,294
                                   ========      =======      ========          ========          ========       ========

Reserve for
post-retirement benefits           $482,398       60,730       (40,960)(B)       (10,204)(C)       (18,735)       473,229
                                   ========      =======      ========          ========          ========       ========
1995:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                $ 19,569      $10,811      $ (6,064)(A)      $  2,662          $    352       $ 27,330
                                   ========      =======      ========          ========          ========       ========
Reserve for post-retirement
benefits                           $437,708      $52,190      $(21,808)(B)      $ (5,761)(D)      $ 20,069       $482,398
                                   ========      =======      ========          ========          ========       ========
1994:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                $ 15,666      $10,208      $ (6,868)(A)      $    533          $     30       $ 19,569
                                   ========      =======      ========          ========          ========       ========
Reserve for post-retirement
benefits                           $387,038      $44,352      $(23,062)(B)      $  3,188(E)       $ 26,192       $437,708
                                   ========      =======      ========          ========          ========       ========

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A)   Accounts charged off.

(B)   Payments made during the year.

(C)   Includes $10 million reduction in minimum pension liability.

(D)   Includes $6 million reduction in minimum pension liability.

(E) Includes $5 million from acquisition of new business offset by $3 million reduction in minimum pension liability.

                        AMERICAN STANDARD COMPANIES INC.

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

         (ii) Amended By-laws of Holding, as amended February 24, 1997, effective May 1, 1997.

(4)      (i)      Form of Common Stock Certificate; previously filed as Exhibit
                  4(i) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

         (ii) Indenture, dated as of November 1, 1986, between the Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4(iii) to the Company's Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

         (iii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the "Resigning Trustee") and Wilmington Trust Company (the "Successor Trustee") relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4)(ii) above; previously filed as Exhibit (4)(ii) to Registration Statement No. 33-64450 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (iv) Indenture, dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $ 150,000,000; previously filed as Exhibit
                  (4)(i) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

         (v) Form of 10-7/8% Senior Note due 1999 included as Exhibit A to the Indenture described in

                  (4)(iv) above.

         (vi) Indenture dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 11-3/8% Senior Debentures due 2004, in the aggregate principal amount of $250,000,000; previously filed as Exhibit
                  (4)(iii) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

         (vii) Form of 11-3/8% Senior Debentures due 2004 included as Exhibit A to the Indenture described in (4)(vi) above.

         (viii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit (4)(xxxi) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (ix) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in (4)(viii) above.

         (x) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit
                  (4)(xxxiii) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company under the Securities Act of 1933, as amended, and herein incorporated by reference.

         (xi) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4)(x) above.

         (xii) Amended and Restated Credit Agreement, dated as of January 31, 1997, among Holding, the Company, certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Citibank, N. A., as Documentation Agent; The Bank of Nova Scotia and NationsBank, N. A., as Co-Syndication Agents; Bankers Trust Company, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited, New York Branch and The Sumitomo Bank, Ltd., as Senior Managing Agents; and The Bank of New York, Banque Paribas, CIBC Inc., CIBC Wood Gundy plc, Compagnie Financiere de CIC et de L'Union Europeenne, Credit Lyonnais, New York Branch, Fleet National Bank, The Long Tem Credit Bank of Japan, Limited and The Toronto-Dominion Bank, as Managing Agents; previously filed as Exhibit (4)(xviii) to Amendment No. 2 to Registration Statement No. 333-18015 under the Securities Act of 1933, as amended, filed February 5, 1997, and herein incorporated by reference.

         (xiii) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit
                  (4)(xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)*    (i)      Description of The American Standard Companies Inc. Employee
                  Stock Purchase Plan, incorporated by reference from the Company's definitive proxy statement dated March 28, 1997.

         (ii) American Standard Inc. Long-Term Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10)(i) of Company's Form 10-K for the fiscal year ended December 31, 1996.

         (iii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10)(ii) of Company's Form 10-K for the fiscal year ended December 31, 1996.

         (iv) American Standard Inc. Annual Incentive Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10)(iii) of Company's Form 10-K for the fiscal year ended December 31, 1996.

         (v) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995; incorporated herein by reference to Exhibit
                  (10)(iv) of Company's Form 10-K for the fiscal year ended December 31, 1995.

         (vi) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through February 3, 1995; previously filed as Exhibit (10)(xii) to the Company's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

         (vii) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10)(i) to Holding's Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

         (viii) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated on December 5, 1996.

         (ix) Estate Preservation Plan, adopted by Company in December, 1990; previously filed as Exhibit (10)(xx) to the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

         (x) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10)(ix) above; previously filed as Exhibit
                  (10)(xvii) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

* Items in this section 10 consist of management contracts or compensatory plans or arrangements with the exception of (10)(xv) and (xvi).

         (xi) Summary of terms of Unfunded Deferred Compensation Plan adopted December 2, 1993; previously filed as Exhibit
                  (10)(xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

         (xii) American Standard Companies Inc. Stock Incentive Plan, as amended and restated on December 5, 1996.

         (xiii) American Standard Companies Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996.

         (xiv)    Form of Indemnification Agreement; previously filed as Exhibit
                  (10)(xxi) in Amendment No. 3 to Registration Statement No. 33-56409 under the Securities Act of 1933, as amended, filed January 5, 1995, and herein incorporated by reference.

         (xv) Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L. P. and Kelso ASI Partners,
                  L. P.; previously filed as Exhibit (10)(i) to Registration Statement No. 333-18015 under the Securities Act of 1933, as amended, filed December 17, 1996, and herein incorporated by reference.

         (xvi) Form of Warrant Agreement between Holding and Citibank, N. A. as Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10)(xv) above; previously filed as Exhibit (10)(ii) to Registration Statement No. 333-18015 under the Securities Act of 1933, as amended, filed December 17, 1996, and herein incorporated by reference.

(13) 1996 Annual Report to Stockholders. (Only those portions specifically incorporated by reference are filed; no other portions of the Annual Report are to be deemed filed.)

(21)              Listing of Holding's subsidiaries.

(27)              Financial Data Schedule.