Form 10-Q
period 1997-03-30
AMERICAN STANDARD COMPANIES INC
filed 1997-05-15
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR

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


                                                                     X Yes No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at
             April 30, 1997                                         74,072,868
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

      The following summary statement of operations of the Company and subsidiaries for the three months ended March 31, 1997 and 1996 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary to a fair presentation of financial data for those periods have been included. Results for the first three months of 1997 are not necessarily indicative of results for the entire year.

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                           (Dollars in millions except
                               per share amounts)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                            1997         1996
                                                            ----         ----


SALES                                                     $1,361       $1,364
                                                          ------       ------


COST AND EXPENSES
  Cost of sales                                            1,018        1,031
  Selling and administrative expenses                        236          227
  Asset impairment loss                                        -          235
  Other expense                                                5            7
  Interest expense                                            49           52
                                                              --           --

                                                           1,308        1,552
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                          53         (188)
Income taxes                                                  19           17
                                                              --           --

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                          34         (205)
Extraordinary loss on retirement of debt, net of tax           9            -
                                                             ---         ----
NET INCOME (LOSS)                                      $      25       $ (205)
                                                       ==========      ======

NET INCOME (LOSS) PER COMMON SHARE AND
    COMMON SHARE EQUIVALENTS:

    Income (loss) before extraordinary item          $       .43    $   (2.66)
    Extraordinary loss                                      (.11)           -
                                                            -----      ------
    NET INCOME (LOSS)                                $       .32    $   (2.66)
                                                     ============   =========

Average number of outstanding common shares and
    common share equivalents                          78,800,057   77,310,974

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                          March 31, December 31,
                                                             1997      1996
                                                         ---------  ---------

         CURRENT ASSETS
         Cash and cash equivalents                     $     78    $     60
         Accounts receivable                                865         800
         Inventories
           Finished products                                282         236
           Products in process                               80          78
           Raw materials                                     97          95
                                                          -----          --
                                                            459         409
         Other current assets                               124         117
                                                            ---         ---
         TOTAL CURRENT ASSETS                             1,526       1,386

         FACILITIES, less accumulated depreciation;
         March 1997 - $573; Dec. 1996 - $577                987       1,006
         GOODWILL                                           828         875
         OTHER ASSETS                                       263         253
                                                            ---         ---
         TOTAL ASSETS                                    $3,604      $3,520
                                                         ======      ======

         CURRENT LIABILITIES
         Loans payable to banks                         $   358     $   109
         Current maturities of long-term debt                21          73
         Accounts payable                                   434         469
         Accrued payrolls                                   156         152
         Other accrued liabilities                          534         434
                                                            ---         ---
         TOTAL CURRENT LIABILITIES                        1,503       1,237

         LONG-TERM DEBT                                   1,810       1,742
         RESERVE FOR POSTRETIREMENT BENEFITS                456         473
         OTHER LIABILITIES                                  456         448
                                                            ---        ---
         TOTAL LIABILITIES                                4,225       3,900

         STOCKHOLDERS' DEFICIT
         Preferred stock, 2,000,000 shares authorized,
           none issued and outstanding                        -           -
         Common stock $.01 par value, 200,000,000
           shares authorized, 74,017,532
           shares issued and outstanding
           in 1997; 78,572,638 in 1996                        1           1
         Capital surplus and other                          367         563
         Accumulated deficit                               (747)       (771)
         Foreign currency translation effects              (242)       (173)
                                                           ----        ----

         TOTAL STOCKHOLDERS' DEFICIT                       (621)       (380)
                                                           ----        ----
                                                         $3,604      $3,520
                                                         ======      ======

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                           Three months ended
                                                                March 31,
                                                               ---------
                                                             1997    1996
                                                             ----    ----

CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item                $   34     $(205)
    Asset impairment loss                                       -       235
    Depreciation                                               31        32
    Amortization of goodwill                                    7         7
    Non-cash interest                                          15        16
    Non-cash stock compensation                                 9         8
    Changes in assets and liabilities:
        Accounts receivable                                   (83)      (41)
        Inventories                                           (60)      (60)
        Accounts payable and other accruals                    50        13
        Other assets and liabilities                          (18)       (7)
                                                              ----       --
    Net cash used by operating activities                     (15)       (2)
                                                              ----       --

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                 (38)      (36)
    Investments in affiliated companies                        (1)       (2)
    Other                                                       -        19
                                                               --        --
    Net cash used by investing activities                     (39)      (19)
                                                              ----      ---

  FINANCING ACTIVITIES:
    Repurchase of common stock                               (208)        -
    Proceeds from issuance of long-term debt                  376         -
    Repayments of long-term debt                             (347)      (29)
    Net change in revolving credit facility                   238        (8)
    Net change in other short-term debt                        13        11
    Other                                                       1        (8)
                                                               --        --
    Net cash provided (used) by financing activities           73       (34)
                                                               ---      ---

Effect of exchange rate changes on cash and
    cash equivalents                                           (1)       (1)
                                                              ---        --
Net increase (decrease) in cash and cash equivalents           18       (56)
Cash and cash equivalents at beginning of period               60        89
                                                              ---        --
Cash and cash equivalents at end of period                $    78   $    33
                                                          ========  =======


                             See accompanying notes

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



   Note 1.  Public Offering of Common Stock and Repurchase of Common Stock

         In the first quarter of 1997 the Company completed a secondary offering (the "Secondary Offering") of 12,429,548 shares of the Company's common stock owned by Kelso ASI Partners, L.P. ("ASI Partners"), the Company's largest stockholder at December 31, 1996, and the repurchase (the "Share Repurchase") by the Company from ASI Partners of 4,628,755 shares of common stock of the Company. In addition, the Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Company's common stock at $55 per share. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.



   Note 2.  Amendment and Restatement of Bank Credit Agreement

         In January 1997 the Company entered into an amended and restated credit agreement (the "1997 Credit Agreement"), which provided the Company with senior secured credit facilities aggregating $1.75 billion and which matures in 2002. The 1997 Credit Agreement provides lower interest costs, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.


   Note 3.  Formation of Medical Systems Group

         In January 1997 the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. For the last several years the Company had supported the development of two small medical diagnostic products groups focusing on test instruments using laser technology and reagents, and on March 10, 1997, entered into definitive agreements to acquire the European medical diagnostic business (the "Sorin Business" or "Sorin") of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and all the outstanding shares of INCSTAR Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.

   Note 4.  Impact of New Accounting Pronouncement

        Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, ("FAS 128"), which will simplify the calculation and presentation of earnings per share data and require the restatement of earnings per share data for all prior periods presented. Earlier application is not permitted. Upon the adoption of FAS 128 at the end of 1997, primary income of $.43 per common share (based upon 78,800,057 average common and common equivalent shares outstanding) for the three months ended March 31, 1997, will be restated to reflect basic income of $.44 per common share (based upon 76,296,122 average common shares outstanding) and diluted income of $.43 per share (based upon 78,800,057 average diluted shares outstanding). No restatement is necessary for the three months ended March 31, 1996, as the effect of common stock equivalents was not material and their inclusion would have been antidilutive to the loss per share.


   Note 5.  Tax Matters

        As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there are pending German tax issues for the years 1984 through 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

         Sales and operating income in the first quarter of 1997 both increased 3%, compared with the first quarter of 1996, excluding the adverse effects of foreign exchange and an asset impairment charge recorded in the first quarter of 1996. In the first quarter of 1996 the Company adopted Statement of Financial Accounting Standards No. 121 related to impairment of long-lived assets, resulting in a non-cash charge of $235 million, approximately 90% of which was the write-down of goodwill, for which there is no tax benefit.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)

                                                                 (Unaudited)
                                                             Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                                1997       1996
                                                                ----       ----

Sales:
   Air Conditioning Products                               $   782     $   758
   Plumbing Products                                           343         348
   Automotive Products                                         236         258
                                                               ---    --------

Total  sales                                                $1,361      $1,364
                                                            =======     ======

Operating income (loss) before asset impairment loss:
    Air Conditioning Products                             $     69    $     61
    Plumbing Products                                           22          19
    Automotive Products                                         32          42
    Medical Systems                                             (4)         (2)
                                                                --          --

                                                               119         120
 Asset impairment loss:
    Air Conditioning Products                                    -        (121)
    Plumbing Products                                            -        (114)
                                                               ---        ----

                                                                 -        (235)
                                                               ---        ----
 Total operating income (loss)                                 119        (115)
 Interest expense                                              (49)        (52)
 Corporate items                                               (17)        (21)
                                                               ---         ---

 Income (loss) before income taxes and
    extraordinary item                                       $  53    $   (188)
                                                             ======   =========

Results of Operations for the First Quarter of 1997 Compared with the First Quarter of 1996

         Consolidated sales for the first quarter of 1997 were $1,361 million, essentially the same as the first quarter of 1996, but increased 3% excluding the unfavorable effects of foreign exchange. Sales increased 3% for Air
Conditioning Products but decreased 1% for Plumbing Products and 9% for Automotive Products.

         Operating income was $119 million for the first quarter of 1997, down slightly from $120 million in the first quarter of 1996 (excluding the asset impairment charge previously mentioned), but up 3% excluding the unfavorable effects of foreign exchange. Operating income increased 13% for Air Conditioning Products and 16% for Plumbing Products, but declined 24% for Automotive Products.

         Sales of Air Conditioning Products increased 3% (4% excluding the unfavorable effects of foreign exchange) to $782 million for the first quarter of 1997 from $758 million for the comparable quarter of 1996, primarily as a result of a strong increase in commercial unitary systems in the U.S. and continued growth in Latin America, partly offset by somewhat lower sales in Europe due to continuing economic weakness in that market. Sales of commercial unitary products in the U.S. increased because of improved markets, gains in market share and higher prices. Latin American sales increased principally because of market growth, especially in Mexico and Argentina.

         Operating income of Air Conditioning Products increased 13% (with little effect from foreign exchange) to $69 million in the first quarter of 1997 from $61 million in the 1996 quarter (excluding the asset impairment charge), primarily reflecting higher volumes and improved margins in the U.S. unitary business and higher volumes in Latin America. Operating results in Europe decreased slightly from the first quarter of 1996, because of the lower sales.

         Sales of Plumbing Products decreased 1% to $343 million in the first quarter of 1997, from $348 million in the first quarter of 1996. Excluding the unfavorable effects of foreign exchange, sales increased 2% over the first quarter of 1996, reflecting sales gains in the U.S., Latin America and the Far East, partly offset by a sales decline in Europe. U.S. operations achieved a 9% sales increase on higher volume, primarily through the retail market channel. Sales increased on higher volumes in Latin America and in the Far East, reflecting in part that the Philippines had been adversely affected by a five-week strike in the first quarter of 1996. The decline in Europe was caused by further market weakness, especially in Italy and Germany.

         Operating income of Plumbing Products increased 16% (22% excluding the unfavorable effects of foreign exchange) to $22 million for the first quarter of 1997 from $19 million for the 1996 period (excluding the asset impairment charge). Operating income increased primarily because of higher volume in Latin America and the Far East and the adverse effect in 1996 of the Philippines strike. Operating income also benefitted from lower-cost product sourcing and manufacturing cost improvements.

         Sales of Automotive Products for the first quarter of 1997 were $236 million, a decrease of 9% (1% excluding the unfavorable effects of foreign exchange) from $258 million in the first quarter of 1996. Unit volume of truck and bus production in western Europe declined 14% from a record level in the first quarter of 1996. In addition, aftermarket sales were slightly lower overall. These effects were largely offset by increased shipments of anti-lock braking systems to the U.S. market, where such systems are now mandatory on all new heavy-duty trucks, and by higher value per truck on new model introductions.

         Operating income for Automotive Products for the first quarter of 1997 declined 24% (16% excluding foreign exchange effects) to $32 million from $42 million in the first quarter of 1996. This reflected lower European sales, an increase in lower-margin shipments to its U.S. joint venture and start-up costs of the new electronic braking system product line, offset partly by productivity improvements.


Financial Review

         Interest expense decreased in the first quarter of 1997 compared to the year-earlier quarter as lower overall interest rates on debt outstanding under the Company's 1997 bank credit agreement more than offset the effect of increased debt arising from the $208 million repurchase of shares of the Company's common stock in February 1997. Corporate costs in the first quarter of 1997 declined primarily as a result of increased equity income.

         The income tax provision for the first quarter of 1997 was $19 million, or 36.3% of pretax income compared with a provision of $17 million, also 36.3% of pretax income (excluding the asset impairment charge on which there is no tax benefit) in the first quarter of 1996. Those effective tax rates reflect improvements in U.S. income in both periods, enabling the Company to recognize previously unrecognized tax benefits.

     As a result of the redemption of debt in the first quarter of 1997 upon completion of the 1997 Credit Agreement, the first quarter of 1997 included an extraordinary charge of $9 million, net of taxes, attributable to the write-off of unamortized debt issuance costs. On April 15, 1997, the Company called for redemption of, and on May 15, 1997 redeemed its $250 million aggregate principal amount of 11-3/8% Senior Debentures due 2004 at a redemption price of 105.69% of the principal amount plus interest accrued to the redemption date. In connection therewith, the second quarter of 1997 will include an extraordinary charge of approximately $15 million, net of taxes, including call premiums and the write-off of unamortized debt issuance costs. The Company intends to fund such redemption with borrowings under the 1997 Credit Agreement.


Liquidity and Capital Resources

         Net cash used by operating activities, after cash interest paid of $11 million, was $15 million for the first quarter of 1997, compared with net cash used of $2 million for the similar period of 1996. The $13 million decrease resulted primarily from increased working capital. Inventories, accounts receivable and other working capital items increased in the first quarter of both years, reflecting the seasonal pattern typical of the first quarter. Despite the overall increase in inventories, average inventory turnover in the first quarter of 1997 improved six-tenths of a turn compared with the 1996 quarter. The Company made capital expenditures of $39 million for the first quarter of 1997, including $1 million of investments in affiliated companies compared with capital expenditures of $38 million in the first quarter of 1996, including $2 million of investments in affiliated companies.

         In January 1997 the Company entered into the 1997 Credit Agreement. This agreement, which expires in 2002, provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility ( the "Revolving Facilities") and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used for the issuance of letters of credit. Borrowings under the Revolving Facilities by their terms are short-term. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements with which the Company believes it is currently in compliance. The 1997 Credit Agreement provides lower interest costs, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002.

         At March 31, 1997, the Company's total indebtedness was $2.2 billion and annual scheduled debt maturities were $18 million, $26 million, $164 million, $13 million and $212 million, for the years 1997 through 2001, respectively. At March 31, 1997, the Company had outstanding borrowings of $305 million under the Revolving Facilities. There was $1,015 million available under the Revolving Facilities after reduction for borrowings and for $55 million of letters of credit usage. In addition, at March 31, 1997, the Company's foreign subsidiaries had $49 million available under overdraft facilities which can be withdrawn by the banks at any time.

     On May 5, 1997, the Company announced a plan to repurchase from time to time in the open market up to $100 million of its common stock during the next twelve months. It is anticipated that shares repurchased pursuant to the plan will be available in connection with the exercise of stock options and other of the Company's incentive compensation programs.

         In the first quarter of 1997 the Company completed (i) the Secondary Offering of 12,429,548 shares of the Company's common stock owned by ASI
Partners (including 1,621,245 shares sold pursuant to the underwriters' over-allotment option) and (ii) the Share Repurchase by the Company from ASI Partners, the Company's largest stockholder at December 31, 1996, of 4,628,755 shares of the Company's common stock for $208 million. In conjunction with the Secondary Offering, ASI Partners distributed to certain of its partners 3,780,353 shares (the "Share Distribution") of the Company's common stock that it owned. In addition, the Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Company's common stock at $55 per share, $10 per share over the public offering price in the Secondary Offering. After the Secondary Offering, the Share Distribution and the Share Repurchase, ASI Partners owned no common stock of the Company and is no longer entitled to designate any of the Company's directors. All of the shares sold in the Secondary Offering were previously issued and outstanding shares, and the Company received no proceeds therefrom.

         In January 1997 the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. For the last several years the Company has supported the development of two small medical diagnostic products groups focusing on test instruments using laser technology and reagents. The Company had invested an aggregate of approximately $40 million in the development of these businesses through December 31, 1996, including $13 million of development expenses incurred in 1996. Based upon the progress and prospects of those two businesses, the Company decided to explore acquisitions to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. Accordingly, on March 10, 1997, the Company entered into definitive agreements to acquire the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and, by means of a merger, all the outstanding shares of INCSTAR Corporation, a biotechnology company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owns a 52% interest. Sales in 1996 were approximately $80 million for the Sorin Business and approximately $40 million for Incstar. The aggregate cost of the acquisitions, which the Company anticipates completing in the second quarter of 1997, is expected to be approximately $220 million, including fees and expenses, and will be funded with borrowings under the 1997 Credit Agreement.

         As described in Note 6 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

                           PART II. OTHER INFORMATION




Item  1.  Legal Proceedings.

           For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.

Item 5.  Other Information.

     (a) On May 5, 1997, the Company announced its plan to repurchase, from time to time in the open market, during the next twelve months up to $100 million of its common stock. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Part 1, which is incorporated herein by reference.

     (b) On May 15, 1997, the Company redeemed its 11-3/8% Senior Debentures due 2004. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Financial Review" in Part I, which is incorporated herein by reference.


Item  6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K. During the quarter ended March 31, 1997, the Company filed no reports on Form 8-K.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERICAN STANDARD COMPANIES INC.








                                                             /s/ G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)









May 15, 1997

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS



(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)



                 Exhibit No.               Description
                    (27)                   Financial Data Schedule