Form 10-Q
period 1997-09-30
AMERICAN STANDARD COMPANIES INC
filed 1997-11-14
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                                      OR

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

                                                                    X Yes No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at
October 31, 1997                                                   71,928,748
                                                                     (shares)

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

     American Standard Companies Inc. is a Delaware corporation organized in March 1988, and has as its only investment all the outstanding common stock of American Standard Inc. Hereinafter, "the Company" will refer to American Standard Companies Inc. or to its subsidiary, American Standard Inc., as the context requires. The following summary statement of operations of the Company and subsidiaries for the three months and nine months ended September 30, 1997 and 1996 has not been audited, but management believes that all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial data for those periods have been included. Results for the three- and nine-month periods of 1997 are not necessarily indicative of results for the entire year.


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS

                         (In millions except share data)


                                                Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                     -------------    -------------
                                                  1997     1996       1997     1996

SALES                                           $1,519   $1,485     $4,469   $4,368
                                                 -----    -----     ------   ------

COST AND EXPENSES
  Cost of sales                                  1,138     1,115      3,319    3,282
  Selling and administrative expenses              236       226        730      684
  Asset impairment loss                              -         -          -      235
  Write-off of purchased research and
    development                                     90         -         90        -
  Other expense                                      9        10         21       28
  Interest expense                                  48        49        144      151
                                                    --        --        ---      ---

                                                 1,521     1,400      4,304    4,380
INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                          (2)       85        165      (12)
Income taxes                                        31        29         91       80
                                                    --        --         --       --

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                             (33)       56        74       (92)
Extraordinary loss on retirement of debt,
    net of tax                                       -         -        24         -
                                                    --        --        --        --

NET INCOME (LOSS)                               $  (33)   $  56      $  50    $  (92)
                                                ======     ====      ======   =======

Income (loss) per common share:
    Income (loss) before extraordinary item     $ (.46)   $ .72      $ .96    $(1.18)
    Extraordinary loss on retirement of debt         -         -      (.31)        -
                                                 ------    -----      ----     -----                                             -
    NET INCOME (LOSS)                           $ (.46)   $ .72      $ .65   $ (1.18)
                                                 ======    =====      ====     =====

Average number of outstanding common shares
    and common share equivalents (Note 3)   72,985,131  78,241,940 76,903,567 77,813,214


                                            See accompanying notes




                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                   September 30,   December 31,
                                                        1997           1996
                                                        ----           ----
CURRENT ASSETS
Cash and cash equivalents                           $      39    $     60
Accounts receivable                                       895         800
Inventories
    Finished products                                     291         236
    Products in process                                    97          78
    Raw materials                                         104          95
                                                          ----         --
                                                          492         409
Other current assets                                      132         117
                                                          ----        ---
TOTAL CURRENT ASSETS                                    1,558       1,386

FACILITIES, less accumulated depreciation;
    Sept. 1997 - $622; Dec. 1996 - $577                 1,044       1,006
GOODWILL                                                  832         875
OTHER ASSETS                                              278         253
                                                          ----        ---
TOTAL ASSETS                                         $  3,712      $3,520
                                                     =========     ======

CURRENT LIABILITIES
Loans payable to banks                               $    743     $   109
Current maturities of long-term debt                       18          73
Accounts payable                                          437         469
Accrued payrolls                                          190         152
Other accrued liabilities                                 513         434
                                                          ---         ---
TOTAL CURRENT LIABILITIES                               1,901       1,237

LONG-TERM DEBT                                          1,584       1,742
RESERVE FOR POSTRETIREMENT BENEFITS                       437         473
OTHER LIABILITIES                                         448         448
                                                          ---         ---
TOTAL LIABILITIES                                       4,370       3,900

STOCKHOLDERS' DEFICIT
Preferred stock, 2,000,000 shares authorized,
    none issued and outstanding                             -           -
Common stock $.01 par value, 200,000,000 shares
    authorized; 71,971,183 shares issued and
    outstanding in 1997; 78,572,638 in 1996                 1           1
Capital surplus and other                                 274         563
Accumulated deficit                                      (721)       (771)
Foreign currency translation effects                     (212)       (173)
                                                         -----       ----

TOTAL STOCKHOLDERS' DEFICIT                              (658)       (380)
                                                         -----       ----
                                                     $   3,712      $3,520
                                                      ========      ======

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED SUMMARY STATEMENT OF CASH FLOWS

                              (Dollars in millions)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1997       1996
                                                               ----       ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Income (loss) before extraordinary item                  $  74    $   (92)
    Write-off of purchased in-process research and
      development                                               90          -
    Asset impairment loss                                        -        235
    Depreciation                                                94         91
    Amortization of goodwill                                    21         21
    Non-cash interest                                           44         47
    Non-cash stock compensation                                 10         25
    Changes in assets and liabilities:
      Accounts receivable                                      (92)       (58)
      Inventories                                              (84)       (67)
      Accounts payable and other accruals                       54         16
      Other assets and liabilities                              15        (18)
                                                                ---       ----
  Net cash provided by operating activities                    226        200
                                                               ----       ---

  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                (157)      (123)
    Investments in affiliated companies                         (1)       (12)
    Acquisition of medical diagnostic businesses             ( 212)         -
    Other                                                        5         20
                                                                --         --
  Net cash used by investing activities                       (365)      (115)
                                                              -----      -----

  FINANCING ACTIVITIES:
    Minority partners' contributions to PRC venture              -         12
    Repurchases of common stock                               (294)         -
    Proceeds from issuance of long-term debt                   399          6
    Repayments of long-term debt, including
      redemption premiums                                     (626)       (67)
    Net change in revolving credit facility                    640        (31)
    Net change in other short-term debt                         11        (18)
    Other                                                       (8)        (6)
                                                               ---        ---
  Net cash provided (used) by financing activities             122       (104)
                                                               ---        ---

Effect of exchange rate changes on cash and
  cash equivalents                                              (4)        (1)
                                                                ---        ---
Net decrease in cash and cash equivalents                      (21)       (20)
Cash and cash equivalents at beginning of period                60         89
                                                                ---        ---
Cash and cash equivalents at end of period                  $   39    $    69
                                                            =======    =======

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


   Note 1.  Public Offering of Common Stock and Repurchases of Common Stock

         In the first quarter of 1997 the Company completed a secondary public offering of 12,429,548 shares of the Company's common stock owned by Kelso ASI Partners, L.P. ("ASI Partners"), the Company's largest stockholder at December 31, 1996, and the repurchase by the Company from ASI Partners of 4,628,755 shares of common stock of the Company. In addition, the Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Company's common stock at $55 per share. ASI Partners no longer owns any common stock of the Company and is no longer entitled to designate any of the Company's directors. On October 6, 1997, the Company completed an additional repurchase of 2,320,900 shares of its common stock for $100 million under a program commenced in May 1997. See Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.

   Note 2.  Acquisition  of Medical Diagnostics Businesses

         On June 30, 1997, the Company acquired for $212 million, including fees and expenses, the European medical diagnostic business of Sorin Biomedica S.p.A. ("Sorin"), an affiliate of the Fiat Group, and all the outstanding shares of INCSTAR Corporation ("Incstar"), a biotechnology company based in Stillwater, Minnesota. This transaction has been accounted for as a purchase and the financial statements as of September 30, 1997 reflect the allocation of the purchase price. Purchase price allocated to the value of purchased in-process research and development totaling $90 million has been charged to operations in the third quarter of 1997. Approximately $50 million of goodwill resulted after allocation of the purchase price to the fair value of assets acquired and liabilities assumed. See Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources.

   Note 3.  Earnings Per Share

        Effective December 31, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128, Earnings per Share,") which will simplify the calculation and presentation of earnings per share data and require the restatement of earnings per share data for all prior periods presented, the effect of which will not be material. Earlier application is not permitted. The average number of outstanding common shares for the three months ended September 30, 1997 excludes average common stock equivalents of 2,535,678 shares, as their inclusion would have been antidilutive to the loss per share.

   Note 4.  Tax Matters

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

                          PART 1. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's sales in the third quarter of 1997 increased 2% to $1,519 million and operating income was $2 million below the prior year at $155 million, excluding the $90 million write-off of purchased in-process research and development related to the June 30, 1997 acquisition of the medical diagnostics businesses. Operating income for the first nine months of 1997 was $452 million (excluding the write-off of purchased in-process research and development), an increase of 2% over the $443 million of operating income in the first nine months of 1996 (excluding an asset impairment charge). Operating losses for Medical Systems and equity in net income (loss) of unconsolidated joint ventures for 1996 have been reclassified to conform with the 1997 presentation.

                         SUMMARY SEGMENT AND INCOME DATA
                              (Dollars in millions)
                                   (Unaudited)
                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                   1997          1996         1997          1996
Sales:
    Air Conditioning Products                   $   919       $   920       $2,684        $2,602
    Plumbing Products                               352           359        1,062         1,079
    Automotive Products                             224           206          699           687
    Medical Systems                                  24             -           24             -
                                                 ------        ------       ------        ------
    Total  sales                                 $1,519        $1,485       $4,469        $4,368
                                                 ======        ======       ======        ======

Operating income (loss) before asset
    impairment loss and write-off of
    purchased research and development:
       Air Conditioning Products                $    98        $  111      $    285      $   284
       Plumbing Products                             31            29            86           79
       Automotive Products                           31            21            94           91
       Medical Systems                               (5)           (4)          (13)         (11)
                                                 ------         ------        -----       ------
                                                    155           157           452          443
Asset impairment loss and write-off
    of purchased research and development:
     Air Conditioning Products impairment loss        -             -             -         (121)
     Plumbing Products impairment loss                -             -             -         (114)
     Medical Systems write-off of purchased
      research and development                      (90)            -           (90)           -
                                                 ------         ------        -----       ------
                                                    (90)            -           (90)        (235)
                                                 ------         ------        -----       ------
    Total operating income                           65           157           362          208
Equity in net income (loss) of
    unconsolidated joint ventures                     3            (1)            9           (4)
Interest expense                                    (48)          (49)         (144)        (151)
Corporate and other expenses                        (22)          (22)          (62)         (65)
                                                 ------         ------        -----       ------

Income (loss) before income taxes
    and extraordinary item                     $     (2)     $     85       $   165      $   (12)
                                               =========     ========       =======      ========

     Results of Operations for the Third Quarter and First Nine Months of 1997 Compared with the Third Quarter and First Nine Months of 1996

         Consolidated sales for the third quarter of 1997 were $1,519 million, an increase of $34 million, or 2% (7% excluding the unfavorable effects of foreign exchange), from $1,485 million in the third quarter of 1996. Sales increased 9% for Automotive Products, while sales were flat for Air Conditioning Products and decreased 2% for Plumbing Products compared with the third quarter of 1996. Medical Systems contributed sales of $24 million. Operating income for the third quarter of 1997 was $155 million (excluding the $90 million write-off of purchased in-process research and development), a decrease of $2 million, or 1% (but an increase of 4% excluding the unfavorable effects of foreign exchange), from $157 million in the third quarter of 1996. Operating income increased 46% for Automotive Products and 7% for Plumbing Products but decreased 11% for Air Conditioning Products, while Medical Systems incurred a small operating loss.

         Consolidated sales for the first nine months of 1997 were $4,469 million, an increase of $101 million, or 2% (6% excluding the unfavorable effects of foreign exchange), from $4,368 million in the first nine months of 1996. The increase reflected gains of 3% for Air Conditioning Products, 2% for Automotive Products and Medical Systems' third quarter sales. Partly offsetting these gains was a decline of 2% for Plumbing Products. Operating income was $452 million for the first nine months of 1997 (excluding the write-off of research and development), an increase of 2% (6% excluding the unfavorable effects of foreign exchange), compared with $443 million in the first nine months of 1996 (excluding the asset impairment charge previously mentioned). Operating income increased 9% for Plumbing Products, 3% for Automotive Products and less than 1% for Air Conditioning Products, while Medical Systems incurred a slightly larger loss.

         The following discussion of sales and operating income excludes the effects of the write-off of purchased in-process research and development in 1997 and the asset impairment loss in 1996, as applicable.

         Sales of Air Conditioning Products were $919 million for the third quarter of 1997, essentially the same as the $920 million for the third quarter of 1996, but up by 2% excluding the unfavorable effects of foreign exchange, despite being adversely affected by cooler than normal temperatures in important markets. This increase reflected continued strength in the U.S. commercial business and higher volume in international operations. Sales in the U.S. increased because of higher volumes of applied and unitary commercial products resulting from improved markets and gains in market share (for commercial unitary products), but was partly offset by lower volume for residential products due to the cooler weather. International sales for the third quarter of 1997 increased principally because of higher volumes in Latin America and the Middle East. Sales for Air Conditioning Products for the first nine months of 1997 increased by 3% to $2,684 million from $2,602 million in the first nine months of 1996, primarily for the reasons cited for the third quarter increase and volume increases in Europe in the first half of the year.

         Operating income of Air Conditioning Products decreased 11% (with little effect from foreign exchange) to $98 million in the third quarter of 1997 from $111 million in the 1996 third quarter. This primarily reflected the effects of cooler than normal weather on U.S. residential products and European operations, partly offset by increased income in the U.S commercial business and in the Middle East. Operating income for the first nine months of 1997 increased slightly, as gains in the U.S. commercial business and the Middle East exceeded the declines experienced for residential products, Europe and the Far East.

         Sales of Plumbing Products decreased 2% to $352 million in the third quarter of 1997 from $359 million in the third quarter of 1996. Excluding the unfavorable effects of foreign exchange, sales increased 6% reflecting an increase of 7% in international sales and 6% in the U.S. The international sales increase resulted primarily from higher volume in Latin America. Europe contributed a small increase but continued to experience weak economic conditions, particularly in Germany and France. Sales growth in the Far East was tempered as a result of several currency devaluations and general economic conditions. Sales in the U.S. increased as a result of higher volumes to major home improvement retailers. Sales of Plumbing Products for the first nine months of 1997 decreased 2% to $1,062 million from $1,079 million in the first nine months of 1996. Excluding unfavorable foreign exchange effects, sales increased by 4% due to the same factors affecting the third quarter results and reflecting the adverse effect of a five-week strike in the Philippines during the first quarter of 1996.

         Operating income of Plumbing Products increased 7% (18% excluding the unfavorable effects of foreign exchange) to $31 million for the third quarter of 1997 from $29 million for the third quarter of 1996. In the U.S., operating income improved because of higher sales, benefits of lower-cost products from the Company's Mexican facilities and manufacturing cost improvements. For international operations, operating income increased primarily because of reduced costs in Europe, especially France, and improved margins due to higher volume in Latin America. Operating income for the first nine months of 1997 increased by 9% (16% excluding foreign exchange effects) over the 1996 period, primarily for the reasons mentioned for the third quarter and because of the first quarter 1996 Philippines strike.

         Sales of Automotive Products for the third quarter of 1997 increased 9% (24% excluding the unfavorable effects of foreign exchange) to $224 million from $206 million in the third quarter of 1996, primarily because of higher volumes in Europe and higher product content per vehicle. Unit volume of truck and bus production in Western Europe increased 23% overall from the third quarter of 1996, with a particularly strong gain in Germany. Sales of ABS systems to the Company's U.S. joint venture more than doubled, reflecting the new regulations in effect for such systems on new heavy-duty trucks and a rebound in U.S. truck production. Sales of Automotive Products for the first nine months of 1997 increased 2% (11% excluding the unfavorable effects of foreign exchange) to $699 million from $687 million in the first nine months of 1996, primarily due to the strong performance in the third quarter.

         Operating income for Automotive Products for the third quarter of 1997 was $31 million, an increase of 46% (74% excluding the unfavorable effects of foreign exchange) from $21 million in the third quarter of 1996, as exchange-adjusted income from European operations nearly doubled. This increase resulted from the higher sales and improved margins due to productivity improvements. This also reflected the adverse effects in the third quarter of 1996 of new product introductions. Operating income for Automotive Products for the first nine months of 1997 was $94 million, an increase of 3% (15% excluding the unfavorable effects of foreign exchange) from $91 million in the first nine months of 1996. This principally was because of the improvements for the third quarter.

         Medical Systems sales reflected the acquisition of Sorin and Incstar on June 30, 1997. Medical Systems incurred an operating loss as development costs and the cost of integrating operations more than offset the operating income of the newly-acquired diagnostics businesses.

Financial Review

         Interest expense decreased $1 million in the third quarter of 1997 compared to the year-earlier quarter as lower overall interest rates on debt outstanding under the 1997 Credit Agreement more than offset the effect of increased debt arising from share repurchases and the acquisition of the medical diagnostics businesses. The Company repurchased $308 million of shares of its common stock during the first nine months of 1997 (see "Liquidity and Capital Resources"). In addition, on May 15, 1997, the Company redeemed the $250 million aggregate principal amount of its 11-3/8% Senior Debentures (at a redemption price of 105.69% of the principal amount plus interest accrued to the redemption date) with lower-rate borrowings under the 1997 Credit Agreement. Corporate and other expenses were essentially unchanged. The higher equity in earnings of unconsolidated joint ventures reflects the growth of Automotive Products' U.S. joint venture, the benefits from restructuring Air Conditioning Products' scroll compressor venture, the Company's financial services partnership and increased profitability of Plumbing Products' expanding joint ventures in China.

         The income tax provision for the third quarter of 1997 was $31 million, or 35.3% of pretax income (excluding the write-off of purchased research and development) compared with a provision of $29 million, or 34.5% of pretax income in the third quarter of 1996. The effective tax rates reflect improvements in U.S. income in both nine-month periods, which enabled the Company to recognize previously unrecognized tax benefits.

         As a result of the redemption of the 11-3/8% Senior Debentures and the retirement of debt upon completion of the 1997 Credit Agreement, the first nine months of 1997 included an extraordinary charge of $24 million, net of income taxes, attributable to call premiums on the debentures and the write-off of unamortized debt issuance costs.


Liquidity and Capital Resources


         Net cash provided by operating activities, after cash interest paid of $89 million, was $226 million for the first nine months of 1997, compared with net cash provided of $200 million for the similar period of 1996. The $26 million increase resulted primarily from higher earnings (excluding the write-off of purchased research and development from 1997 and the asset impairment loss from 1996). The Company acquired the Medical diagnostics businesses for $212 million and made capital expenditures of $158 million for the first nine months of 1997, including $1 million of investments in affiliated companies, compared with capital expenditures of $135 million in the first nine months of 1996, including $12 million of investments in affiliated companies.

         In January 1997 the Company entered into the 1997 Credit Agreement. This agreement, which expires in 2002, provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities") and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used for the issuance of letters of credit. Borrowings under the Revolving Facilities by their terms are short-term. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements with which the Company believes it is currently in compliance. The 1997 Credit Agreement provides lower interest costs, significantly increased borrowing capacity, less restrictive covenants and no scheduled principal payments until maturity in 2002.

         At September 30, 1997, the Company had outstanding borrowings of $694 million under the Revolving Facilities. There was $621 million available under the Revolving Facilities after reduction for borrowings and for $60 million of letters of credit usage. In addition, at September 30, 1997, the Company's foreign subsidiaries had $71 million available under overdraft facilities which can be withdrawn by the banks at any time.

         In the first quarter of 1997 the Company completed (i) a secondary public offering of 12,429,548 shares of the Company's common stock owned by ASI Partners, including 1,621,245 shares sold pursuant to the underwriters' over-allotment option (the "Secondary Offering"), and (ii) the share repurchase by the Company from ASI Partners, then the Company's largest stockholder, of 4,628,755 shares of the Company's common stock for $208 million (the "Share Repurchase"). In conjunction with the Secondary Offering and the Share Repurchase, ASI Partners distributed to certain of its partners 3,780,353 shares (the "Share Distribution") of the Company's common stock that it owned. In addition, the Company issued to ASI Partners 5-year warrants to purchase 3,000,000 shares of the Company's common stock at $55 per share, $10 per share over the public offering price in the Secondary Offering. After the Secondary Offering, the Share Distribution and the Share Repurchase, ASI Partners owned no common stock of the Company and is no longer entitled to designate any of the Company's directors. All of the shares sold in the Secondary Offering were previously issued and outstanding and the Company received no proceeds therefrom.

         On October 6, 1997, the Company completed an additional repurchase of 2,320,900 shares of its common stock for $100 million under a program commenced in May 1997.

         In January 1997 the Company announced formation of its Medical Systems Group to pursue initiatives in the medical diagnostics field. For the last several years the Company has supported the development of two medical diagnostics products groups focusing on test instruments using laser technology and reagents. On June 30, 1997, the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and all the outstanding shares of INCSTAR Corporation, a biotechnology company based in Stillwater, Minnesota. In 1996 Sorin and Incstar had sales of approximately $80 million and $40 million, respectively. The aggregate cost of the acquisition was approximately $212 million, including fees and expenses, and was funded with borrowings under the 1997 Credit Agreement. This transaction has been accounted for as a purchase and the financial statements as of September 30, 1997 reflect allocation of the purchase price. Purchase price allocated to the value of in-process research and development projects totaling $90 million has been charged to operations in the third quarter of 1997. Approximately $50 million of goodwill resulted after allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

         On August 1, 1997, American Standard Companies Inc. and its wholly-owned subsidiary, American Standard Inc., jointly filed a shelf registration statement with the Securities and Exchange Commission covering $1 billion of debt securities to be offered by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. Proceeds from the sale of the securities, to be issued from time to time at market interest rates, will be used for general corporate purposes including refinancing of outstanding debt, stock repurchases, acquisitions, additions to working capital or capital expenditures. In late October the Company announced its intent to offer $300 million of senior notes under its shelf registration and plans to proceed when suitable market conditions exist.

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


Item 5.   Other Information
                  For a discussion of the $1 billion debt shelf registration statement jointly filed by American Standard Companies Inc. and its wholly-owned subsidiary, American Standard Inc., on August 1, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this Report which is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

           (b) Reports on Form 8-K. During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K describing the acquisition on June 30, 1997, of the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group and all the outstanding shares of INCSTAR Corporation, a biotechnology company based in Stillwater, Minnesota.

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

                                                AMERICAN STANDARD COMPANIES INC.






                                                          By:/s/ G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)












November 14, 1997

                             AMERICAN STANDARD INC.
                                INDEX TO EXHIBITS



(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)



Exhibit No.               Description
   (12)                   Computation of Ratios of Earnings to Fixed Charges

   (27)                   Financial Data Schedule