Form 10-K
period 1997-12-31
AMERICAN STANDARD COMPANIES INC
filed 1998-03-30
CIK 836102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal year ended December 31, 1997

[ ]   Transition Report to Section 13 or 15(d) of the Securities Exchange Act
      of 1934
      For the transition period from                      to                   .
                                     --------------------    ------------------

                         Commission File Number 1-11415

                        AMERICAN STANDARD COMPANIES INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                 13-3465896
-------------------------------                                  ---------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey          08855-6820
------------------------------------------------------------          ----------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code: (732) 980-6000 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $.01 par value                       New York Stock Exchange, Inc.
    (and associated Common Stock Rights)

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes  X   No
                                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 12, 1998 was approximately $3.2 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 12, 1998:

  Common Stock, $.01 par value                                 72,663,383 Shares

Documents incorporated by reference:
                                                      Part of the Form 10-K into
 Document (Portions only)                        which document is incorporated.
 --------                                        -------------------------------
Annual Report to Stockholders for the year                    Parts I, II and IV
ended December 31, 1997


Definitive Proxy Statement dated March 26, 1998
for use in connection with the Annual Meeting
of Stockholders to be held on May 7, 1998                               Part III

                                TABLE OF CONTENTS

                                                                               Page

                                    PART I
Item 1.    Business.                                                             3
Item 2.    Properties.                                                          18
Item 3.    Legal Proceedings.                                                   19
Item 4.    Submission of Matters to a Vote of Security Holders.                 19
           Executive Officers of the Registrant.                                20

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.                                               24
Item 6.    Selected Financial Data.                                             25
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of  Operations.                                       26
Item 8.    Financial Statements and Supplementary Data.                         26
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                              26


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.                  27
Item 11.   Executive Compensation.                                              27
Item 12.   Security Ownership of Certain Beneficial Owners and Management.      27
Item 13.   Certain Relationships and Related Transactions.                      27


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.     28

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

      American Standard is a globally-oriented manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (60% of 1997 sales); bathroom and kitchen fixtures and fittings (24% of 1997 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (16% of 1997 sales). These percentages exclude the new Medical Systems segment which had sales of $50 million in the last six months of 1997, after the acquisition of Sorin and INCSTAR (see below). American Standard is a market leader in each of its three major business segments in the principal geographic areas in which it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) for plumbing products, WABCO(R) for braking and related systems and LARA(R), Copalis(R) and DiaSorin(TM) for Medical diagnostic systems. The Company emphasizes technologically advanced products such as air conditioning systems that utilize energy-efficient compressors and environmentally-preferred refrigerants, water-saving plumbing products and commercial vehicle braking and related systems (including antilock braking systems, "ABS") utilizing electronic controls. At December 31, 1997, American Standard had 108 manufacturing facilities in 35 countries.


OVERVIEW OF BUSINESS SEGMENTS

      Through 1996 American Standard operated three business segments: Air Conditioning Products, Plumbing Products and Automotive Products. In January 1997 the Company announced formation of its Medical Systems segment.

      Air Conditioning Products. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold by the Trane Company ("Trane") primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1997. Approximately 65% of Trane's sales in 1997 were in the replacement, renovation and repair markets, which have been less cyclical than the new residential and commercial construction markets. Management believes that Trane is well positioned for growth because of its high quality, brand-name products; significant existing market shares; the introduction of new product features such as electronic controls; the expansion of its broad distribution network; conversion to products utilizing environmentally-preferable refrigerants; and expansion of operations in developing market areas throughout the world, principally the Asia-Pacific area (although expansion in the Asia-Pacific region outside China is expected to slow due to the unfavorable economic conditions existing in the region at the beginning of 1998) and Latin America.

      Plumbing Products. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names. Of Plumbing Products' 1997 sales, 72% was derived from operations outside the United States and 28% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality associated with its brand-name products, significant existing market shares in a number of countries, lower-cost product sourcing from Mexico and Eastern Europe and the expansion of existing operations in developing market areas throughout the world, principally the Far East, Latin America and Eastern Europe.

      Automotive Products. Automotive Products ("WABCO") is a leading manufacturer, primarily in Europe and Brazil, of braking and related systems for the commercial and utility vehicle industry. Its most important products are pneumatic braking systems and related electronic and other control systems, including antilock braking systems ("ABS"), marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as Mercedes-Benz, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and from increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the commercial vehicle market in the United States, where the mandated phase-in of ABS began in 1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

      Medical Systems. In January 1997, the Company announced formation of its Medical Systems segment to pursue initiatives in the medical diagnostics field. For several years prior thereto, the Company had supported the development of two small medical diagnostic product groups focusing on test instruments using laser technology and reagents. The Company had invested approximately $40 million in these businesses through December 31, 1996. To accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products, on June 30, 1997, the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A. ("Sorin"), an affiliate of the Fiat Group, and all the outstanding shares of INCSTAR Corporation ("INCSTAR"), a company based in Stillwater, Minnesota, in which Sorin Biomedica S.p.A. indirectly owned a 52% interest. The aggregate cost of the acquisitions of Sorin and INCSTAR was $212 million, including fees and expenses.

Strategy

  Globalization

      American Standard has historically had a significant global presence. One of its major strategic objectives is to continue to expand that presence through the growth of existing operations and the establishment of new operations in developing market areas in the Far East, Latin America, and Eastern Europe. The Company has frequently structured joint ventures with local manufacturing and distribution partners to facilitate risk sharing and to allow the Company to benefit from the additional expertise of local market participants.

      Air Conditioning Products plans to continue to expand its operations in the Far East, the Middle East, Latin America, Brazil and Europe. It also continues to expand its sales forces in these regions as well as in India. Since the end of 1995 the Company has been developing and expanding its air conditioning business in the People's Republic of China ("China"), to become an integrated manufacturer, marketer and distributor of a broad range of air conditioning systems and related products for residential and commercial applications. The Company and a minority investor established ASI China Holdings Limited ("ASI China"), in which the company has an ownership interest of 64.4%, and formed A-S Air Conditioning Products Limited ("ASAP"), owned 50.4% by ASI China, to establish or acquire majority ownership in up to five manufacturing joint ventures as well as sales and service businesses in China. As of December 31, 1997, ASAP had acquired majority ownership in three manufacturing joint ventures.

      Plumbing Products has entered new markets through joint ventures in Eastern Europe, Spain, Portugal and Vietnam and is continuing to expand using this approach. In 1997 the Company expanded its production capacity in Bulgaria and in 1995 operations were expanded in France through the acquisition of Porcher (see "Plumbing Products Segment"). Plumbing Products continues to expand its operations in China through its affiliate, A-S China Plumbing Products Limited ("ASPPL"), in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors for $48 million in the fourth quarter of 1997. ASPPL, which had total assets of approximately $135 million at December 31, 1997, has entered into six joint ventures with local business concerns which, together with one wholly-owned operation, have received business licenses from Chinese government authorities. These include two recently constructed chinaware manufacturing facilities, an existing chinaware manufacturing facility being expanded, two operating fittings plants and two operating steel tub factories. The Company's ownership interest in ASPPL is expected to increase further over time through reinvestment of royalties and management fees and through additional stock purchases.

      Automotive Products, headquartered in Europe, since 1993 has established a joint venture in China and is in the process of establishing joint ventures in Eastern Europe. In the United States the joint venture with Meritor Automotive, Inc. (Meritor WABCO, formerly Rockwell WABCO) is growing rapidly as federal regulations mandating ABS phase in over a two-year period which began in March 1997. The Company is also expanding the volume of business done through its other existing joint venture in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1997 to produce air compressors designed by WABCO), and through another joint venture in Japan.

Demand Flow(R) Technology*

      To build on its position as a leader in each of its industries and to increase sales and operating income, American Standard began in 1990 to apply Demand Flow to all its businesses. Applying Demand Flow principles, products are produced as and when required by customers, the production process is streamlined and quality control is integrated into each step of the manufacturing process. The benefits of Demand Flow include better customer service, quicker response to changing market needs, improved quality control, higher productivity, increased inventory turnover rates and reduced requirements for working capital and manufacturing and warehouse space.

      As part of American Standard's strategy to integrate Demand Flow into all of its operations American Standard has trained most of its approximately 51,000 employees worldwide in Demand Flow, and has implemented Demand Flow in substantially all of its

-----------------
* Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

production facilities. American Standard is also applying Demand Flow to administrative functions and is re-engineering its organizational structure to manage its businesses based on processes instead of functions.

      American Standard believes that its implementation of Demand Flow methods has achieved significant benefits. Product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced and, on average, inventory turnover rates have tripled since 1990. Principally as a result of the implementation of Demand Flow, American Standard has reduced inventories by approximately 40% from December 31, 1989 through December 31, 1997, while related sales have grown approximately 70% for the same period. American Standard further believes that as a result of the introduction of Demand Flow employee productivity has risen significantly, customer service has improved and, without reducing production capacity, the Company has been able to free more than three million square feet of manufacturing and warehouse space, allowing for expansion, plant consolidation or other uses.

AIR CONDITIONING PRODUCTS SEGMENT

      Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 1997 Trane, with revenues of $3,567 million, accounted for approximately 60% of the Company's sales and 60% of its operating income (excluding Medical Systems). Trane derived 28% of its 1997 sales from outside the United States. Approximately 65% of Trane's sales in 1997 were in the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

      Trane manufactures three general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is a world leader in both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane manufactures and distributes mini-split units in the Far East, Europe, the Middle East and Latin America.

      Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price.

      Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are generally higher than for sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of environmentally-preferable refrigerants.

      In December 1993 the Company formed a partnership, Alliance Compressors, with Heatcraft Technologies Inc., a subsidiary of Lennox International Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. On December 31, 1996, the partnership was restructured to admit a new partner, Copesub, Inc., a subsidiary of

Emerson Electric Co. Following the restructuring, the Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance plans to develop, manufacture, market and sell, primarily to companies related to Standard Compressors Inc. and Heatcraft Technologies Inc., scroll compressors utilized mainly in residential central air conditioning applications. Alliance will operate principally from a newly constructed facility in Natchitoches, Louisiana.

      Many of the air conditioning products manufactured by Trane utilize HCFCs and in the past utilized CFCs as refrigerants. Various federal and state laws and regulations, principally the 1990 Clean Air Act Amendments, require the eventual phase-out of the production and use of these chemicals because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants will require replacement or modification of much of the air conditioning equipment already installed, which management believes has created a new market opportunity. In order to ensure that Company products will be compatible with the substitute refrigerants, Trane has been working closely with the manufacturers that are developing substitute refrigerants. See "General --Regulations and Environmental Matters."

      Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary air conditioning products. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future could require additional research and development expense and capital expenditures to maintain compliance.

      At December 31, 1997 Air Conditioning Products had 33 manufacturing plants in 10 countries, employing approximately 22,600 people.

      Through 1997 Air Conditioning Products was composed of three operating groups: Unitary Products, North American Commercial, and International. Effective January 1, 1998, the Company announced a reorganization of Air Conditioning Products into the following groups: North American Unitary Products, Worldwide Applied Systems (including the international applied business) and International Unitary Products. This reorganization is intended to leverage the strength of the applied business worldwide and to concentrate efforts on the growing international unitary market opportunity. The following section describes Air Conditioning Products as it was organized during 1997.


Unitary Products Group

      Unitary Products, which accounted for 35% of Air Conditioning Products' 1997 sales, manufactures and distributes products for commercial and residential unitary applications in the United States and Canada. This group benefits the most from the growth of the replacement market for residential and commercial unitary air conditioning systems. Other major suppliers in the unitary market are Carrier, York, Rheem, Lennox and Goodman Industries.

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

      During 1995, 1996 and 1997 the Unitary Products Group successfully introduced several new products including: a line of multi-stage cooling and heat pump units offering the industry's highest efficiencies; a line of outdoor condensing units for the AMERICAN STANDARD(R) brand; a very high efficiency residential air conditioner; an ultra-high efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on indoor air quality enhancements and new capabilities for existing products.

      The Company also markets light commercial and residential products under an AMERICAN STANDARD(R) brand name to serve distributors who typically carry other products in addition to air conditioning products.

  North American Commercial Group

      The North American Commercial Group, which accounted for 37% of Air Conditioning Products' 1997 sales, manufactures and distributes products in the United States for sale in the U.S. and Canada for air conditioning applications in larger commercial, industrial, and institutional buildings. Other major suppliers of commercial systems are Carrier, York and McQuay.

      North American Commercial Group distributes its products through 95 sales offices, forty of which are Company-owned and 55 of which are franchised. The Company is in the process of acquiring certain commercial sales offices and acquired two offices in 1995, three in 1996 and seven in 1997.

      Over the last few years the North American Commercial Group has expanded its aftermarket business activities to include services such as emergency rentals of air conditioning equipment. The group has also expanded its line to include components to convert installed centrifugal chiller products to use environmentally-preferable refrigerants.

      During 1995, 1996 and 1997 the North American Commercial Group continued its introduction of a number of new products broadening its line of high-efficiency centrifugal chillers, expanding the air cooled series R chiller line, and introducing a new absorption line. Building automation systems continue to grow as a percentage of total sales with new product introductions such as Tracer Summit and wireless thermostats. Indoor air quality is emerging as a significant new application to be served by the Company's products and services.

International Group

      The International Group, which accounted for approximately 28% of Trane's 1997 sales manufactures applied and unitary products, including mini-splits, in foreign facilities operated by subsidiaries and joint ventures, and exports many products manufactured in the United States by the Unitary Products and North American Commercial Groups. Like the North American Commercial Group, the International Group has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment installed around the world.

      Trane expects to continue the expansion of its presence outside the U.S. In the Asia-Pacific region Trane established operations in Australia in 1994, three manufacturing joint ventures in China in 1995 (see "Globalization") and has had operations in Malaysia since the mid-1980's. Since the early 1990's it has operated an air conditioning manufacturing and distribution firm in Taiwan, and a sales and manufacturing joint venture in Thailand. A Brazilian manufacturing plant and distribution operations were acquired in 1994. In Europe, the group operates plants in Epinal, Mirecourt and Charmes, France, and in Colchester, U.K. A joint venture in Egypt commenced operations in 1992 to serve markets in the Middle East.

Plumbing Products Segment

      Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R) and PORCHER(R), names. In 1997 Plumbing Products, with revenues of $1,439 million, accounted for 24% of the Company's sales and 19% of its operating income (excluding Medical Systems). Plumbing Products derived approximately 72% of its total 1997 sales from operations outside the United States.

      Plumbing Products' sales consist 53% of chinaware fixtures, 23% of fittings (typically brass) and 9% of bathtubs, with the remainder consisting of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remainder.

      Plumbing Products operates through four primary geographic groups:
European Plumbing Products, U.S. Plumbing Products, Americas International and the Asia-Pacific Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, which has primary responsibility for faucet technology, product development and manufacturing, with manufacturing facilities in Germany, Bulgaria, the U.S., and Mexico. Worldwide Fittings' sales and operating results are reported in the four primary geographic groups within which it operates.

      European Plumbing Products, which sells products primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, England, Greece, the Czech Republic, Bulgaria, Egypt and Turkey and distributes products in Spain and Portugal. In November 1995 the Company acquired Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had a minority ownership interest.

      U.S. Plumbing Products manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the United States. Americas International manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada, and Brazil and its joint ventures in Central America and the Dominican Republic.

      The Asia-Pacific Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea, its majority-owned operations in Thailand, the Philippines and Vietnam, and its manufacturing joint venture in Indonesia. This group is also developing a wholly-owned marketing operation in Japan. The Asia-Pacific Group also has operations in China, in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors for $48 million in the fourth quarter of 1997. See - "Globalization".

      The market for the Company's plumbing products is divided into the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the European and U.S. groups' sales but only about 40% of the sales of the Far East group, for which new construction is more important. In the United States and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. With the exception of the U.K., the new construction market in Europe has been weak since 1994. In the U.S. the new construction market hit its recent low in 1992 but has evidenced some recovery through 1997. The new construction market, in which product selection is made by builders or contractors, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market, consumers make model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Although management believes it must continue to offer a full line of fixtures and fittings in order to support its distribution system, Plumbing Products' current strategy is to focus on increasing its sales of products in the lower and middle segments of both the remodeling and new construction markets through expansion of low-cost product sourcing.

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

      In an effort to capture a larger share of the replacement and remodeling market, Plumbing Products has introduced a variety of new products designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites from internationally known designers, and electronically controlled products. Faucet technology is centered on anti-leak, anti-scald and other features to meet emerging consumer and legislative requirements.

      Water-saving fixtures and fittings have been a major focus of Plumbing Products for the past several years, particularly in light of water shortages experienced in a number of areas of the U.S. The Company produces one of the most extensive lines of water-saving fixtures available in the United States. Manufacture of water-saving toilets was mandated for residential use by federal law commencing in January 1994 and for commercial use in January 1996.

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

      At December 31, 1997, Plumbing Products employed approximately 21,500 people and, including affiliated companies, had 57 manufacturing plants in 25 countries, including its Chinese businesses which were consolidated in October 1997.

      In the U.S. Plumbing Products has several important competitors, including Kohler Company and, in selected product lines, Masco Corporation. There are also important competitors in foreign markets, for the most part operating nationally. Friederich Grohe GmbH, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe Villeroy Boch and Sanitec are the major fixtures competitors and, in the Far East, Toto is the major competitor. Plumbing Products competes in most of its markets on the basis of service to customers, product quality and design, reliability and price.

Automotive Products Segment

      Operating under the WABCO(R) name, Automotive Products manufactures air brake and related systems for the commercial vehicle industry in Europe and Brazil. WABCO's most important products are pneumatic braking systems and related electronic control and other systems and components (including ABS) for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. In 1997 WABCO, with sales of $952 million, accounted for 16% of the Company's sales and 21% of its total operating income (excluding Medical Systems). The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

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

      The European market for new trucks, buses, trailers, and replacement parts recovered in 1997 after a decline in 1996 from a somewhat higher level in 1995. The Brazilian market recovered strongly from a significant decline in 1996 after three years of continued growth.

      Through 1997 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 1.6 million heavy trucks, buses, and trailers worldwide since 1981. Annual sales volume in Europe was approximately 168,000 units in 1997 (up from 146,000 units in 1996) and 195,000 units (67,000 units in 1996) in other markets, primarily the United States and Japan. The large increase in other markets was primarily in the United States, where the mandated phase-in of ABS began in March 1997. In addition, WABCO has developed an advanced electronic braking system, electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. During 1997 a major European truck manufacturer introduced its new heavy-duty truck line which incorporated a significant number of WABCO products, including the electronic braking system ("EBS"). In recent years market acceptance of electronically controlled systems has been significant. New products under development include additional electronic driveline control systems. In addition, WABCO has developed and implemented an electronic data interchange system, which links certain customers directly to WABCO's information systems, providing timely, accurate information and just-in-time delivery to the customer.

      At December 31, 1997, WABCO and affiliated companies employed approximately 6,100 people and had 13 manufacturing facilities and 8 sales organizations operating in 17 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, the Netherlands and Brazil. WABCO has joint ventures in the United States (Meritor WABCO and WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Sundaram Clayton Ltd.) and in China.

      In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

      Since 1991 ABS for commercial vehicles has been gaining acceptance in the United States and Japan, where WABCO participates through its joint venture operations. Meritor WABCO is now a supplier of WABCO systems to Freightliner, Mack, Volvo-GM, Kenworth, Peterbilt and other vehicle manufacturers in North America. SANWAB supplies Hino, Nissan and trailer manufacturers in Japan. In most European countries, ABS has become mandatory for commercial vehicles. In March 1995, the U.S. Department of Transportation, National Highway Traffic Safety Administration, adopted amended federal regulations which require that new medium and heavy vehicles be equipped with ABS. These amended regulations are being phased in over a two-year period that began in March 1997. WABCO believes that the new regulations create an important market opportunity for its products and that it is well positioned to benefit as a result of those regulations.

     MEDICAL SYSTEMS SEGMENT

      In anticipation of the acquisition of Sorin and INCSTAR described below, the Company announced in January 1997, the formation of its Medical Systems segment to pursue initiatives in the medical diagnostics field. For several years prior thereto, the Company had been supporting the development of two small medical diagnostic product companies, Sienna Biotech, Inc. (Sienna") and Alimenterics, Inc. ("Alimenterics"). Sienna and Alimenterics have developed medical diagnostic technologies that use lasers for sample analysis. The Company had invested approximately $40 million in these businesses through December 31, 1996.

      Based upon the progress and prospects of Sienna and Alimenterics, the Company decided to explore acquisition opportunities to accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products. On June 30, 1997, the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A., an affiliate of the Fiat Group, and INCSTAR Corporation, a U.S. company, for $212 million, including fees and expenses.

      Sorin, INCSTAR and Sienna have been combined into a single operating group, DiaSorin. DiaSorin has an extensive menu of diagnostic tests as well as a variety of technologies and platforms. Its products focus on diagnostic tests for autoimmunity and infectious diseases, obstetrical/gynecological and gastrointestinal disorders, endocrinology and bone and mineral metabolism. It develops, manufactures and markets individual test reagents, test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. DiaSorin also produces and markets histochemical antisera and natural and synthetic peptides used in clinical diagnostic and medical research. One of the new core technologies, which received U.S. Food and Drug Administration ("FDA") clearance in 1997, is Copalis(R) (for Coupled Particle Light Scattering), a device which enables multiple tests on a single sample. Development is ongoing to accelerate an expanded menu of tests using DiaSorin reagents specifically adapted for use with Copalis.

      Alimenterics has developed the Laser Assisted Ratio Analyzer ("LARA(R)") system, an analyzer which allows a gastroenterologist to diagnose patient disease via the breath rather than by more invasive procedures such as endoscopy or x-ray. It's first application, the Pylori-Chek(TM), tests for the presence of Helicobacter pylori bacterium associated with 80% of stomach ulcers. The analyzer and reagent have received a Positive Opinion from the European agency for the Evaluation of Medicinal Products. FDA clearance for the LARA instrument and clearance for the Pylori-Chek test is expected later in 1998. In March
1998, the Company entered into an agreement with Astra Pharma Inc. of Canada to market exclusively the LARA System.

      DiaSorin has manufacturing facilities in Saluggia, Italy, and Stillwater, Minnesota, and Alimenterics has a manufacturing facility in Morris Plains, New Jersey. The principal markets for its products are Western Europe, the United States and Canada.

      The Company believes that the new Medical Systems Segment is well positioned to develop quickly and effectively its new medical products. The Company may build this group further through acquisitions of businesses that are complementary and would permit further acceleration of development and distribution of its products as well as through further research and development investments.

      Medical Systems had sales of $50 million in the last six months of 1997, after the acquisition of Sorin and INCSTAR, and an operating loss of $20 million (before write-off of purchased research and development).

      At December 31, 1997, Medical Systems employed approximately 800 people.

Business Segment Data

      Information concerning revenues and operating profit and loss attributable to each of the Company's business segments and geographic areas is set forth in the Company's 1997 Annual Report to Stockholders on page 14, "Five-Year Financial Summary", under the caption "Segment Data", on pages 15 though 19 under the caption entitled "Management's Discussion and Analysis" and on page 43 under the caption entitled "Segment Data" which are incorporated herein by reference. Information concerning identifiable assets of each of the Company's business segments is set forth on page 43 of the Company's 1997 Annual Report to Stockholders under the caption entitled "Segment Data", which is incorporated herein by reference.

General

Raw Materials

      The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors and electronics. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to operations. The Company is working closely with its suppliers to integrate them into the Demand Flow manufacturing process by developing with them just-in-time supply delivery schedules to coordinate with the Company's customer demand and delivery schedules. The Company expects this closer working relationship to result in better control of inventory quantities and quality and lower related overhead and working capital costs. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages.

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

 Business Segment                Trademark
 ----------------                ---------
     Air Conditioning Products   TRANE(R)
                                 AMERICAN STANDARD(R)
     Plumbing Products           AMERICAN STANDARD(R)
                                 IDEAL STANDARD(R)
                                 STANDARD(R)
                                 PORCHER(R)
     Automotive Products         WABCO(R)
                                 WABCO WESTINGHOUSE(R)
                                 CLAYTON DEWANDRE
                                 PERROT(R)
     Medical Systems             Copalis(R)
                                 LARA(R)
                                 DiaSorin(TM)

      The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

Research and Product Development

      The Company made expenditures of $161 million in 1997, $160 million in 1996 and $146 million in 1995 for research and product development and for product engineering in its four business segments. The expenditures for research and product development alone were $112 million in 1997, $101 million in 1996 and $85 million in 1995 and were incurred primarily by Automotive Products and Air Conditioning Products. Automotive Products, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Products' research and development expenditures were primarily related to alternative, environmentally-preferable refrigerants, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

Regulations and Environmental Matters

      The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including approximately 30 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1995, 1996 and 1997 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

      The Company derived significant revenues in past years from sales of air conditioning products using chlorofluorocarbons ("CFCs"), and in 1997 and prior years from sales of products using hydrochloroflurocarbons ("HCFCs"). Use of CFCs, HCFCs and other ozone-depleting chemicals is to be phased out over various periods of time under regulations that will require use of substitute permitted refrigerants. Also, utilization of new refrigerants will require replacement or modification of much of the existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs is converted to operate on environmentally preferred refrigerants or replaced, although such conversion or replacement is expected to occur only over a period of years, and the Company is unable to estimate the magnitude or timing of such additional conversion or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company's products will be compatible with those substitutes. Although the Company believes that its commercial products currently in production will not require substantial modification to use substitutes, residential and light commercial products produced by the Company and its competitors may require modification for refrigerant substitutes. The costs of introducing alternative refrigerants are expected to be reflected in product pricing and accordingly are not expected to have a material adverse impact on the Company.

      Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary air conditioning products. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future could require additional research and development expense and capital expenditures to maintain compliance.

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

Employees

      The Company employed approximately 51,000 people (excluding employees of unconsolidated joint venture companies) at December 31, 1997. The Company has a total of 18 labor union contracts in North America (covering approximately 8,500 employees), two of which expire in 1998 (covering approximately 2,500 employees) and eight of which expire in 1999 (covering approximately 5,500 employees). One of the contracts expiring in 1998 has already been renegotiated. There can be no assurance that the Company will successfully negotiate the remaining labor contract expiring during 1998 without a work stoppage. However, the Company does not anticipate any problems in renegotiating this contract that would materially affect its results of operations.

      In February 1998 1,100 Air Conditioning Products employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In 1997, 150 employees went on strike for 77 days at the Rushville, Indiana, air conditioning plant, and in 1994, 230 Plumbing Products employees went on strike for 64 days at the Landsdowne (Toronto), Canada chinaware manufacturing plant. Other than these strikes, the Company has not experienced any other significant work stoppages in North America in the last five years.

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

International Operations

      The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, the Czech Republic, Bulgaria, Canada, Brazil, Mexico, Central American countries, China, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Australia and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the equity interest in the venture.

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

ITEM 2.   PROPERTIES

      At December 31, 1997 the Company conducted its manufacturing activities through 108 plants in 35 countries, of which the principal facilities are as follows:

  Business
   Segment          Location                    Major Products Manufactured at Location
   -------          --------                    ---------------------------------------
Air Conditioning    Clarksville, TN             Commercial unitary air conditioning
  Products          Fort Smith, AK              Commercial unitary air conditioning
                    La Crosse, WI               Applied air conditioning systems
                    Lexington, KY               Air handling products
                    Macon, GA                   Commercial air conditioning systems
                    Pueblo, CO                  Applied air conditioning systems
                    Rushville, IN               Air handling products
                    Trenton, NJ                 Residential gas furnaces and air handlers
                    Tyler, TX                   Residential air conditioning
                    Waco, TX                    Water source heat pumps and air handling
                                                  Products
                    Charmes, France             Applied air conditioning systems
                    Epinal, France              Unitary air conditioning systems and mini-splits
                    Ligang, China               Applied air conditioning systems
                    Taicang, China              Unitary air conditioning systems and mini-splits
                    Taipei, Taiwan              Unitary air conditioning systems
                    Sao Paulo, Brazil           Unitary air conditioning systems

Plumbing Products   Salem, OH                   Enameled-steel fixtures and acrylic bathtubs
                    Tiffin, OH                  Vitreous china
                    Trenton, NJ                 Vitreous china
                    Toronto, Canada             Vitreous china and enameled-steel fixtures
                    Sevlievo, Bulgaria          Vitreous china and brass plumbing fittings
                    Teplice, Czech Republic     Vitreous china
                    Hull, England               Vitreous china and acrylic bathtubs
                    Middlewich, England         Vitreous china
                    Dole, France                Vitreous china and acrylic bathtubs
                    Neuss, Germany              Vitreous china
                    Wittlich, Germany           Brass plumbing fittings
                    Orcenico, Italy             Vitreous china
                    Brescia, Italy              Vitreous china
                    Aguascalientes, Mexico      Vitreous china
                    Mexico City, Mexico         Vitreous china, water heaters
                    Monterrey, Mexico           Brass plumbing fittings
                    Manila, Philippines         Vitreous china
                    Seoul, South Korea          Brass plumbing fittings
                    Bangkok, Thailand           Vitreous china
                    Tianjin, China              Vitreous china
                    Beijing, China              Enameled steel fixtures
                    Shanghai, China             Vitreous china and brass plumbing fittings
                    Guangdong Province, China   Vitreous china, brass plumbing fittings and
                                                  enameled steel fixtures

Automotive          Campinas, Brazil            Braking systems
  Products          Leeds, England              Braking systems
                    Claye-Souilly, France       Braking systems
                    Hanover, Germany            Braking systems
                    Mannheim, Germany           Foundation brakes

Medical Systems     Salugia, Italy              Medical diagnostics products
                    Stillwater, MN              Medical diagnostics products

      Except for the property located in Manila, Philippines, all of the plants described above are owned by the Company or a subsidiary. Through joint ventures the company operates one plant in each of Indonesia and India. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

      In 1997 several Air Conditioning Products' plants operated at or near capacity and others operated moderately below capacity.

      In 1997 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country but overall were satisfactory.

      Automotive Products' plants generally operated at good utilization levels in 1997.

ITEM 3.  LEGAL PROCEEDINGS

      In late 1996 the Company received letters from Tyco International Ltd. ("Tyco") proposing to acquire all outstanding shares of the Company's common stock. The Company's Board of Directors reviewed the Tyco proposals, consulted with its legal counsel and financial advisors and concluded that the Company would decline any interest in the proposals and so informed Tyco. There were no discussions between the Company and Tyco concerning any of the proposals and the Company contemplates none.

      Two persons claiming to be shareholders of the Company, represented by the same lawyers, filed separate class action and derivative lawsuits in the Chancery Court of the State of Delaware against the Company, ASI Partners and the Company's directors alleging breeches of fiduciary duties related to the Company's rejection of the Tyco proposals, approval of the secondary offering of Company common stock owned by ASI Partners and the repurchase by the Company of all shares of Company common stock owned by ASI Partners after such secondary offering (collectively, the "Stockholder Transactions"). The Stockholder Transactions were successfully completed in March 1997. The complaints seek unspecified monetary damages, to enjoin the Stockholder Transactions and demand that the Company evaluate alternative transactions to maximize shareholder value. The Company has moved to dismiss the complaints or in the alternative for Summary Judgment, believes the lawsuits are without merit and intends to contest them vigorously. The Delaware Court of Chancery has granted a stay of discovery pending its ruling on the Company's motion to dismiss the complaints.

      A person claiming to be a holder of certain public debt securities of American Standard Inc. filed, and subsequently withdrew, a class action lawsuit in New York Supreme Court seeking to enjoin the Stockholder Transactions or to require the Company to redeem such debt securities at the election of the security holders

      For a discussion of German tax issues see Note 6 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof). For a discussion of environmental issues see "Item
1. Business  - General  - Regulations and Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

      In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 12, 1998 with respect to each person who is an executive officer of the Company:

          Name                Age               Position with Company
          ----                ---               ---------------------
Emmanuel A.  Kampouris        63      Chairman, President and Chief Executive Officer, and Director
Horst Hinrichs                65      Vice Chairman
Fred A. Allardyce             56      Senior Vice President, Medical Systems
W.  Craig Kissel              47      Senior Vice President , Automotive Products
Giancarlo Aimetti             61      Vice President, Automotive Products, Austrian Group
Alexander A. Apostolopoulos   55      Vice President and Group Executive, Plumbing Products,
                                        Americas International
Thomas S.  Battaglia          55      Vice President and Treasurer
Judith A. Britz, Ph.D         47      Vice President, Medical Systems, Business Development
Gary A.  Brogoch              47      Vice President and Group Executive, Plumbing Products,
                                        Asia Pacific
Michael C.R. Broughton        57      Vice President, Automotive Products, United Kingdom
Roberto Canizares M.          48      Vice President, Air Conditioning Products, International
                                        Applied Business
Wilfried Delker               57      Vice President and Group Executive,  Plumbing Products,
                                        Worldwide Fittings
Adrian B. Deshotel            53      Vice President, Human Resources
Peter Enss                    53      Vice President, Automotive Products, Germany
Luigi Gandini                 59      Vice President, Special Projects
Daniel Hilger                 57      Vice President, Air Conditioning Products,
                                        Middle East and Africa Region
Richard A.  Kalaher           57      Vice President, General Counsel and Secretary
George H. Kerckhove           60      Vice President and Chief Financial Officer
William A.  Klug              65      Vice President and Group Executive, Air Conditioning Products,
                                        International
Fabio Lunghi                  53      Vice President and Group Executive, Medical Systems, DiaSorin
Jean-Claude Montauze          51      Vice President, Automotive Products, France
Janet George Murnick, Ph.D    54      Vice President, Medical Systems, Alimenterics
G. Eric Nutter                62      Vice President and Group Executive, Plumbing
                                        Products, Americas
David R. Pannier              47      Vice President and Group Executive, North American Unitary
                                        Products Group
Raymond D.  Pipes             48      Vice President, Investor Relations
James H.  Schultz             49      Vice President and Group Executive, Air Conditioning Products,
                                        Worldwide Applied Systems
G.  Ronald Simon              56      Vice President and Controller
Benson I.  Stein              60      Vice President, Medical Systems, Operations
Wolfgang Voss                 51      Vice  President and Group Executive, Plumbing Products, Europe
Robert M.  Wellbrock          51      Vice President, Taxes

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

      Mr. Hinrichs was elected Vice Chairman in January 1988 to assist the Chairman with special strategic and operational assignments. Prior thereto he served as Senior Vice President, Automotive Products, since December 1990. Mr. Hinrichs has served as a director of the Company since March 1991.

      Mr. Allardyce was elected Senior Vice President, Medical Systems, in January 1998. Prior thereto he served as Vice President and Chief Financial Officer since January 1992.

      Mr. Kissel was elected Senior Vice President, Automotive Products in January 1998. Prior thereto he was Vice President of Air Conditioning Products' Unitary Products Group since January 1992, becoming Group Executive in March 1994.

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

      Mr. Apostolopoulos was elected Vice President and Group Executive, Plumbing Products, Americas International, in December 1990.

      Mr. Battaglia was elected Vice President and Treasurer in September 1991.

      Dr. Britz was elected Vice President, Medical Systems, Business Development, in July 1997, after having served as Vice President and Managing Director of Sienna Biotech Inc., a medical diagnostic subsidiary of the Company from January 1995 to July 1997. Dr. Britz joined the staff of Sienna Biotech in January 1993 and prior to that, from 1988 to 1992, Dr. Britz was Director, R&D of Becton Dickinson Advanced Diagnostics.

      Mr. Brogoch was elected Vice President in December 1994, and has served as Group Executive of the Asia Pacific Plumbing Group since the consolidation of the Far East and China Plumbing Groups in February 1997. Prior thereto he was Group executive of the China Plumbing Group from December 1994 until February 1997. He served as Vice President of Plumbing Products' operations in China from August 1993 until December 1994 and previously served as Vice President of Finance and Planning, European Plumbing Products from August 1991 until August 1993.

      Mr. Broughton was elected Vice President, Automotive Products, United Kingdom, in January 1997. Prior thereto he served as Managing Director (Business Leader) of that Group from May 1995 to December 1996, as Process Owner, Order Fulfillment from 1993 to May 1995, and from July 1988 to 1993 as Director of Manufacturing of the WABCO Automotive facility in Portsmouth, England.

      Mr. Canizares was elected Vice President in December 1990. In January 1998 he was given responsibility for the Air Conditioning Products Sector's International Applied Business. Prior thereto, from December 1990, he was in charge of the Trane Asia Pacific Region.

      Mr. Delker was elected Vice President and Group Executive, Plumbing Products, Worldwide Fittings, in April 1990.

      Mr. Deshotel was elected Vice President, Human Resources, in January 1992.

      Mr. Enss was elected Vice President, Automotive Products, Germany, in July 1995. Prior thereto he served as Vice President, Business Development, and Group Executive of the WABCO Austrian group of companies from January 1994 to June 1995 and in various executive capacities in the WABCO Automotive Products Group headquarters in Brussels from January 1991 to December 1993.

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

      Mr. Kerckhove was elected Vice President and Chief Financial Officer in January 1998. Prior thereto he was Senior Vice President, Plumbing Products, since June 1990. Mr. Kerckhove has served as a director of the Company since September 1990.

      Mr. Klug, elected a Vice President in 1985, is providing oversight and assistance in the Trane Air Conditioning organization restructuring pending his retirement during 1998. He has been Group Executive in charge of Air Conditioning Products' International Group since December 1993. He served as Group Executive, Unitary Products Group, from April 1990 until December 1993.

      Mr. Lunghi was elected Vice President and Group Executive of Medical Systems, DiaSorin, in July 1997, upon the acquisition by the Company of the Sorin Diagnostics and INCSTAR medical diagnostics businesses. He served as Executive Vice President and Chief Operating Officer of INCSTAR, a U.S. medical business, from October 1994 to July 1997, and from 1986 until 1994 was Vice President and General Manager of the Radiopharmaceutical Business Unit of Sorin Biomedica S.p.A. (now Sorin Diagnostics), which he joined in 1974.

      Mr. Montauze was elected Vice President, Automotive Products, France, in October 1994. He served as Vice President of Finance and Controller of Automotive Products at the Brussels headquarters from September 1989 until September 1994.

      Dr. Murnick was elected Vice President in May 1996 and has been President of Alimenterics Inc., a medical diagnostic subsidiary of the Company, since 1995, having served as its Vice President from 1992 until 1995. She founded Diagnostics and Devices, Inc., a medical technology development company, in 1983 and has served as its President since then.

      Mr. Nutter was elected Vice President and Group Executive, U.S. Plumbing Products, in May 1995 and has been Vice President and Group Executive, Plumbing Products, Americas, since January 1998. Prior thereto he served as Vice President, Automotive Products, United Kingdom from January 1992.

      Mr. Pannier was elected Vice President and Group Executive, North American Unitary Products Group in January 1998. He served as Coach of Unitary Products Group Marketing and Sales from July 1995 until December 1997, and prior thereto as Vice President, Residential Marketing from November 1991 until July 1995.

      Mr. Pipes was elected as Vice President in May 1992, and has been Vice President, Investor Relations since January 1998. Prior thereto he was responsible for Corporate Development programs since February 1997 and served as Group Executive for the Far East Region of Plumbing Products from May 1992 until February 1997.

      Mr. Schultz was elected a Vice President in 1987 and has been Vice President and Group Executive, Worldwide Applied Systems, Air Conditioning Products since January 1998. Prior thereto he served as Group Executive, North American Commercial Group of Air Conditioning Products, since 1987.

      Mr. Simon was elected Vice President and Controller in January 1992.

      Mr. Stein was elected a Vice President in March 1994; and has been Vice President, Medical Systems, Operations since January 1998. Prior to March 1994 he was the Company's General Auditor.

      Mr. Voss was elected Vice President and Group Executive, European Plumbing Products in July 1995. Prior thereto, he served as Process Owner, Order Fulfillment from January 1994 to June 1995, and as Works Manager from January 1991 to December 1993, of the WABCO Automotive company in Germany.

      Mr. Wellbrock was elected Vice President, Taxes, effective January 1, 1994. Prior thereto he served as Director of Taxes from 1988 through 1993.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The common stock of the Company is listed on The New York Stock Exchange (the "Exchange"). The common stock was first traded on the Exchange on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company's common stock at an initial price to the public of $20.00 per share (the "Offering"). Prior to the Offering there was no established public trading market for the Company's shares.

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

      The number of holders of record of the common stock of the Company as of March 12, 1998, was 1,116.

      No dividends have been declared on the Company's common stock since the Offering. The Company has no separate operations and its ability to pay dividends or repurchase its common stock is dependent entirely upon the extent to which it receives dividends or other funds from American Standard Inc. The terms of the Company's 1997 Credit Agreement and certain indentures governing publicly-issued debt securities of American Standard Inc. restrict the payment of dividends and other extensions of funds by American Standard Inc. to the Company.

      Set forth below are the high and low sales prices for shares of the Company's common stock for each full quarterly period in 1996 and 1997.

            1996:                          High        Low
            -----                        --------    -------
            First quarter               $  31-3/8   $ 25-1/2
            Second quarter              $  33-3/8   $ 26-1/2
            Third quarter               $  35-1/4   $ 28-1/8
            Fourth quarter              $  39-3/4   $ 34-1/4

            1997:
            First quarter               $  47-3/4   $ 37-3/4
            Second quarter              $  51       $ 41-1/8
            Third quarter               $  51-5/8   $ 37-11/16
            Fourth quarter              $  41-1/8   $ 34-5/8

ITEM 6. SELECTED FINANCIAL DATA

                             Selected Financial Data
                  (Dollars in millions, except per share data)

                                                                     Year Ended December 31
                                                                     ----------------------
                                               1997            1996            1995            1994            1993
                                               ----            ----            ----            ----            ----
Statement of Operations Data:
Sales                                        $6,008          $5,805          $5,221          $4,457          $3,830
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting method (a)(b)           $120            $(47)           $142            $(77)          $(117)
                                               ====            ====            ====            ====           =====
Per Common Share (c):
  Income (loss) before extraordinary
   item and cumulative effect of
   change in accounting method (a):
     Basic                                    $1.62           $(.60)          $1.90          $(1.29)         $(2.11)
                                              =====           =====           =====          ======          ======
     Diluted                                  $1.57           $(.60)          $1.87          $(1.29)         $(2.11)
                                              =====           =====           =====          ======          ======
Average number of outstanding
  common shares:
     Basic                               73,801,220      77,986,511      74,671,830      59,933,435      59,313,073
     Diluted                             76,167,486      77,986,511      75,823,854      59,933,435      59,313,073

Balance Sheet Data (at end of
  period):
  Total assets                               $3,669          $3,520          $3,520          $3,156          $2,987
  Total debt                                  2,300           1,923           2,083           2,364           2,336
  Stockholders' deficit                        (610)           (380)           (390)           (798)           (723)

(a) In connection with the June 30, 1997, acquisition of the medical diagnostics businesses, the value of purchased in-process research and development was written off in accordance with applicable accounting rules, resulting in a non-cash charge to income of $90 million, or $1.19 per diluted share. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a non-cash charge of $235 million, or $2.95 per diluted share.

(b) Retirements of debt in connection with the proceeds of bank debt refinancing in 1997, the initial public offering in 1995, an October 1994 borrowing and a 1993 refinancing resulted in extraordinary charges of $24 million (net of taxes of $6 million) in 1997, and $30 million, $9 million and $92 million in 1995, 1994 and 1993, respectively, on which there were no tax benefits. These charges included call premiums, the write-off of deferred debt issuance costs, and in 1993 the loss on cancellation of foreign currency swap contracts (see Notes 6 and 9 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders and incorporated herein by reference).

(c) Earnings per share for all periods have been presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", adopted effective December 31, 1997. See Note 2 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages 15 through 23 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated herein by reference from the Company's 1997 Annual Report to Stockholders are the financial statements and related information listed under the heading "1. Financial Statements" in the Index to Financial Statements and Financial Statement Schedules on page 30 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 26 1998: under the headings: "Stock Ownership" and "1. Election of Directors", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

      For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

      None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)

ITEM 11.  EXECUTIVE COMPENSATION

      Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated March 26, 1998 as follows: under the section entitled "Directors' Fees and Other Arrangements" on page 6 thereof, under the heading entitled "Executive Compensation" on pages 7 through 12 thereof, under the heading entitled "Compensation Committee Interlocks and Insider Participation" on page 16 and under the heading entitled "Certain Relationships and Related Party Transactions" on pages 16 and 17 thereof, and is incorporated herein by reference except for the sections entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" and "Performance Graph" appearing on pages 13 through 16. except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the heading entitled "Stock Ownership" on pages 3 and 4 in the Company's definitive Proxy Statement dated March 26, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 26, 1998 under the section entitled "Certain Relationships and Related Party Transactions", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules

            The financial statements and financial statement schedules are listed in the accompanying index to financial statements on page 30 of this annual report on Form 10-K. The financial statements indicated on the index appearing on page 30 hereof are incorporated herein by reference.

          3. Exhibits

            The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)  Reports on Form 8-K

            During the quarter ended December 31, 1997, the company filed a Current Report on Form 8-K describing the First and Second Amendments to the 1997 Credit Agreement. The First Amendment permits the Company to (i) repurchase shares of its common stock in an amount not to exceed $308 million, and (ii) use proceeds of loans under the 1997 Credit Agreement to redeem the Company's 10-7/8% Senior Notes and to refinance such loans prior to June 30, 1998. The Second Amendment permits the Company to issue up to $1 billion of debt securities and to use the proceeds therefrom to redeem its 10-1/2% Senior Subordinated Discount Debentures or its 9-7/8% Senior Subordinated Notes or its 10-7/8% Senior Notes and, pending such redemptions, to prepay temporarily loans outstanding under the 1997 Credit Agreement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN STANDARD COMPANIES INC.
                                                By: /s/  EMMANUEL A.  KAMPOURIS
                                                        ------------------------
                                                        (Emmanuel A.  Kampouris)
                                 Chairman, President and Chief Executive Officer

March 27, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998:

/s/  Emmanuel A.  Kampouris
------------------------------
(Emmanuel A.  Kampouris)           Chairman, President and Chief Executive Officer; Director
                                   (Principal Executive Officer)

/s/ GEORGE H. KERCKHOVE
------------------------------
(George H. Kerckhove)              Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

/s/  G.  RONALD SIMON
------------------------------
(G.  Ronald Simon)                 Vice President and Controller
                                   (Principal Accounting Officer)

/s/  STEVEN E.  ANDERSON
------------------------------
(Steven E.  Anderson)              Director

/s/  HORST HINRICHS
------------------------------
(Horst Hinrichs)                   Director

/s/  SHIGERU MIZUSHIMA
------------------------------
(Shigeru Mizushima)                Director

/s/  ROGER W.  PARSONS
------------------------------
(Roger W.  Parsons)                Director

/s/  J.  DANFORTH QUAYLE
------------------------------
(J.  Danforth Quayle)              Director

/s/  DAVID  M.  RODERICK
------------------------------
(David M.  Roderick)               Director

/s/  JOSEPH S.  SCHUCHERT
------------------------------
(Joseph S.  Schuchert)             Director

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                              -------------
                                                                                  1997
                                                                              ANNUAL REPORT
                                                                                   TO
                                                                              STOCKHOLDERS
                                                                                 (PAGES)
                                                                              -------------
1.    Financial Statements (incorporated by reference from
      the Company's 1997 Annual Report to Stockholders)

Consolidated Balance Sheet at
      December 31, 1997, and 1996                                                    27
Years ended December 31, 1997, 1996, and 1995:
      Consolidated Statement of Operations                                           26
      Consolidated Statement of Cash Flows                                           28
      Consolidated Statement of Stockholders' Deficit                                29
Notes to Financial Statement                                                      30-43
Segment Data                                                                  14 and 43
Quarterly Data (Unaudited)                                                           44
Report of Independent Auditors                                                       25

                                                                              -------------
                                                                                FORM 10-K
                                                                                  (PAGES)
                                                                              -------------
2.    Report of Independent Auditors                                                 31
      Financial statement schedules, years ended
      December 31, 1997, 1996, and 1995

      I     Condensed Financial Information of Registrant                         32-35
      II    Valuation and Qualifying Accounts                                        36


All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 16, 1998. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP
New York, New York
February 16, 1998

            SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                STATEMENTS OF OPERATIONS (Parent Company Separately)
                               (Dollars in thousands)

                                                   Year Ended December 31,
                                                 1997         1996         1995
                                            ---------    ---------    ---------
Interest income                             $   1,432    $     747    $     450
Interest expense                               (1,432)        (747)        (450)
Equity in net income (loss) of subsidiary      96,223      (46,718)     111,655
                                            ---------    ---------    ---------
Net income (loss)                           $  96,223    $ (46,718)   $ 111,655
                                            =========    =========    =========

                        See notes to financial statements.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (Continued)

                    BALANCE SHEET (Parent Company Separately)
                             (Dollars in thousands)

                                                               December 31,
                        ASSETS                           ----------------------
                        ------
                                                              1997         1996
                                                         ---------    ---------
Investment in subsidiary                                 $(318,906)   $(373,246)
Loan receivable from subsidiary                             19,777       10,000

                      LIABILITIES
                      -----------

Loan payable to subsidiary                                 310,654          395
Stock repurchase obligation (Note C)                            --       16,740

                 STOCKHOLDERS' DEFICIT
                 ---------------------

Common stock, $.01 par value, 200,000,000 shares
authorized;
   shares issued and outstanding, 71,962,713 in 1997;
78,572,638 in 1996                                             720          786
Capital surplus                                            586,968      563,873
Subscriptions receivable                                       (61)        (395)
Treasury stock                                            (309,553)          --
Accumulated deficit                                       (675,264)    (771,487)
Foreign currency translation effects                      (212,593)    (173,158)
                                                         ---------    ---------

Total stockholders'deficit                                (609,783)    (380,381)
                                                         ---------    ---------
                                                         $(299,129)   $(363,246)
                                                         =========    =========


                       See notes to financial statements.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               STATEMENT OF CASH FLOWS (Parent Company Separately)
                             (Dollars in thousands)

                                                        Year Ended December 31,
                                                      1997         1996         1995
                                                 ---------    ---------    ---------
Cash flows from operating activities:
  Net  income (loss)                             $  96,223    $ (46,718)   $ 111,655
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
     Equity in net loss (income) of subsidiary     (96,223)      46,718     (111,655)
                                                 ---------    ---------    ---------
Net cash flow from operating activities                  0            0            0
                                                 ---------    ---------    ---------
Cash provided (used) by investing activities:
  Investment in subsidiary                          (2,647)     (19,400)    (279,983)
  Loan to subsidiary                                (9,716)      (5,177)      (4,823)

  Purchase of common stock by subsidiary            16,937       10,000       10,989
                                                 ---------    ---------    ---------
Net cash provided (used) by investing
activities                                           4,574      (14,577)    (273,817)
                                                 ---------    ---------    ---------
Cash provided (used) by financing activities:
  Proceeds from initial public offering of
  common stock                                          --           --      280,535
  Purchases of treasury stock                     (310,654)          --           --
  Other issuance of common stock                    12,363       24,577        4,271
  Common stock repurchases                         (16,937)     (10,000)     (10,989)
  Repayments on subscriptions receivable               334          234        1,011
  Loan from subsidiary                             310,654           --           --
  Repayment of loan from subsidiary                   (334)        (234)      (1,011)
                                                 ---------    ---------    ---------
Net cash provided (used) by financing
activities                                          (4,574)      14,577      273,817
                                                 ---------    ---------    ---------

Net change in cash and cash equivalents          $       0    $       0    $       0
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

(C) The Parent Company has sold its common stock to management employees in connection with the Acquisition and issued common stock under various employee benefit and incentive plans including the ESOP. As no public market existed for the stock prior to the initial public offering of the Company's common stock in the first quarter of 1995 (see Note D), the Parent Company, to provide liquidity to employees who have terminated employment, has made purchases of such employees' stock. Subsequent to December 2, 1994 the Parent Company is no longer obligated to make such purchases. Purchases through December 31, 1994, were based upon fair market value appraisals obtained in connection with the ESOP. The amount paid on such stock purchases is subject to an annual limitation contained in American Standard Inc.'s lending arrangements and debt instruments (the "Annual Limitation"). As the amount owed to terminated employees has exceeded the Annual Limitation, a liability for the unpaid balance has been recorded on the financial statements of the Parent Company with a concomitant reduction in common stock and capital surplus accounts.

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

(E) In the first quarter of 1997, the Parent Company completed a secondary offering of 12,429,548 shares of its common stock owned by Kelso ASI Partners, L.P., ("ASI Partners") an affiliate of Kelso and the Parent Company's largest shareholder as of December 31, 1996. In conjunction with the secondary offering, the Parent Company purchased 4,628,755 shares of its common stock from ASI Partners for $208 million, plus fees and expenses. In addition, in October 1997 the company completed its open-market share repurchase program commenced in May 1997 pusuant to which 2,320,900 shares of its common stock were purchased for $100 million. Both of these purchases were funded with borrowings by American Standard Inc. under American Standard Inc.'s 1997 Credit Agreement which were loaned to the Parent Company under a non-interest-bearing intercompany demand note.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended
                        December 31, 1997, 1996, and 1995
                             (Dollars in thousands)

       Description                                                                                   Foreign
                                    Balance      Additions                                           Currency       Balance
                                  Beginning     Charged to                         Other           Translation       End of
                                  of Period       Income      Deductions          Changes            Effects        Period
1997:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                $ 28,294      $ 14,212      $ (9,581)(A)       $    500           $ (3,199)      $ 30,226
============================================================================================================================

Reserve for post-retirement
benefits                           $473,229      $ 57,751      $(44,808)(B)       $ (6,375)(C)       $(42,146)      $437,651
============================================================================================================================
1996:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                $ 27,330      $ 11,225      $(10,158)(A)       $    304           $   (407)      $ 28,294
============================================================================================================================
Reserve for post-retirement
benefits                           $482,398      $ 60,730      $(40,960)(B)       $(10,204)(D)       $(18,735)      $473,229
============================================================================================================================
1995:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable                $ 19,569      $ 10,811      $ (6,064)(A)       $  2,662           $    352       $ 27,330
============================================================================================================================
Reserve for post-retirement
benefits                           $437,708      $ 52,190      $(21,808)(B)         (5,761)(E)       $ 20,069       $482,398
============================================================================================================================

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A)   Accounts charged off.

(B)   Payments made during the year.

(C) Includes reclassification to current liabilities, offset by effect of acquisition of new businesses.

(D)   Includes $10 million reduction in minimum pension liability

(E)   Includes $6 million reduction in minimum pension liability.

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

      (ii) Amended By-laws of Holding, as amended February 24, 1997, effective May 1, 1997; previously filed as Exhibit (3) (ii) to Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

(4)   (i)   Form of Common Stock Certificate; previously filed as Exhibit
            4(i) in Amendment No. 3 to Registration Statement No. 33-56409 of
            Holding, filed January 5, 1995, and herein incorporated by reference.

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

      (iii) Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the "Resigning Trustee") and Wilmington Trust Company (the "Successor Trustee") relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4) (ii) above; previously filed as Exhibit (4) (ii) to Registration Statement No. 33-64450 of the Company, filed June 16, 1993, and herein incorporated by reference.

      (iv) Indenture, dated as of May 15, 1992, between the Company and First Trust National Association, Trustee, relating to the Company's 10-7/8% Senior Notes due 1999, in the aggregate principal amount of $ 150,000,000; previously filed as Exhibit (4) (i) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992, and herein incorporated by reference.

      (v) Form of 10-7/8% Senior Note due 1999 included as Exhibit A to the Indenture described in (4) (iv) above.

      (vi) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-7/8% Senior Subordinated Notes Due 2001; previously filed as Exhibit (4) (xxxi) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company, filed May 10, 1993, and herein incorporated by reference.

      (vii) Form of Note evidencing the 9-7/8% Senior Subordinated Notes Due 2001 included as Exhibit A to the Form of Indenture referred to in
            (4) (vi) above.

     (viii) Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit (4) (xxxiii) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company, filed May 10, 1993, and herein incorporated by reference.

      (ix) Form of Debenture evidencing the 10-1/2% Senior Subordinated Discount debentures Due 2005 included as Exhibit A to the Form of Indenture referred to in (4) (viii) above.

      (x) Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York; filed as Exhibit (4) (i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.

      (xi) First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company's 7.375% Senior Notes due 2008, guaranteed by Holding; filed herewith.

      (xii) Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company's 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; filed herewith.

     (xiii) Amended and Restated Credit Agreement, dated as of January 31,
            1997, among Holding, the Company, certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Citibank, N. A., as Documentation Agent; The Bank of Nova Scotia and NationsBank, N. A., as Co-Syndication Agents; Bankers Trust Company, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited, New York Branch and The Sumitomo Bank, Ltd., as Senior Managing Agents; and The Bank of New York, Banque Paribas, CIBC Inc., CIBC Wood Gundy plc, Compagnie Financiere de CIC et de L'Union Europeenne, Credit Lyonnais, New York Branch, Fleet National Bank, The Long Tem Credit Bank of Japan, Limited and The Toronto-Dominion Bank, as Managing Agents; previously filed as Exhibit (4) (xviii) to Amendment No. 2 to Registration Statement No. 333-18015, filed February 5, 1997, and herein incorporated by reference.

      (xiv) First Amendment dated as of May 22, 1997 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as administrative agent; filed as Exhibit 4 (a) to Holding's Report on Form 8-K dated October 24, 1997.

      (xv) Second Amendment dated as of August 20, 1997 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as administrative agent; filed as Exhibit 4 (b) to Holding's Report on Form 8-K dated October 24, 1997.

      (xvi) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4) (xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)* (i)   The American Standard Companies Inc. Employee Stock Purchase Plan;
            filed herewith.

      (ii) American Standard Inc. Long-Term Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10) (i) of Company's Form 10-K for the fiscal year ended December 31, 1996.

      (iii) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10) (ii) of Company's Form 10-K for the fiscal year ended December 31, 1996.

      (iv) American Standard Inc. Annual Incentive Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10) (iii) of Company's Form 10-K for the fiscal year ended December 31, 1996.

      (v) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995; incorporated herein by reference to Exhibit (10) (iv) of Company's Form 10-K for the fiscal year ended December 31, 1995.

      (vi) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through December 4, 1997; incorporated herein by reference to Exhibit (10) (v) to the Company's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

      (vii) Trust Agreement for the American Standard Inc. Supplemental Compenation Plan for Outside Directors, dated March 7, 1996; incorporated herein by reference to Exhibit (10) (vi) to the Company's Form 10-K for the fiscal year ended December 31, 1997.


* Items in this section 10 consist of management contracts or compensatory plans or arrangements with the exception of (10) (xvi) and (xvii).

     (viii) ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10) (i) to Holding's Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

      (ix) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (vii) in Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

      (x) Estate Preservation Plan, adopted by Company in December, 1990; previously filed as Exhibit (10) (xx) to the Company's Form 10-K for the fiscal year ended December 31, 1990, and herein incorporated by reference.

      (xi) Amendment adopted in March 1993 to Estate Preservation Plan referred to in (10) (ix) above; previously filed as Exhibit (10)(xvii) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

      (xii) Summary of terms of Unfunded Deferred Compensation Plan adopted December 2, 1993; previously filed as Exhibit (10) (xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

     (xiii) American Standard Companies Inc. Stock Incentive Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10)
            (xii) to Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

      (xiv) American Standard Companies Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (xiii) to Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

      (xv)  Form of Indemnification Agreement; previously filed as Exhibit (10)
            (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

      (xvi) Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L. P. and Kelso ASI Partners, L. P.; previously filed as Exhibit (10) (i) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

     (xvii) Form of Warrant Agreement between Holding and Citibank, N. A. as Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10) (xvi) above; previously filed as Exhibit
            (10) (ii) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

(13) 1997 Annual Report to Stockholders. (Only those portions specifically incorporated by reference are filed; no other portions of the Annual Report are to be deemed filed.)

(21)        Listing of Holding's subsidiaries.

(23)        Consent of Ernst & Young LLP.

(27)        Financial Data Schedule.