Form 10-K
period 1998-12-31
AMERICAN STANDARD COMPANIES INC
filed 1999-03-31
CIK 836102

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Fiscal year ended December 31, 1998

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    For the transition period from                     to                  .
                                   --------------------   ------------------

                         Commission File Number 1-11415

                        AMERICAN STANDARD COMPANIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     13-3465896
-------------------------------                                 ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey          08855-6820
------------------------------------------------------------          ----------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code: (732) 980-6000 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
 Common Stock, $.01 par value                      New York Stock Exchange, Inc.
    (and associated Common Stock Rights)

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 11, 1999 was approximately $2.3 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 11, 1999:

 Common Stock, $.01 par value                                  70,363,953 Shares

Documents incorporated by reference:
                                                      Part of the Form 10-K into
  Document (Portions only)                       which document is incorporated.
  ------------------------                       -------------------------------
Annual Report to Stockholders for the year                    Parts I, II and IV
ended December 31, 1998

Definitive Proxy Statement dated March 29, 1999
for use in connection with the Annual Meeting
of Stockholders to be held on May 6, 1999                               Part III

                                TABLE OF CONTENTS

                                                                            Page

                                    PART I

Item 1.    Business.                                                           3
Item 2.    Properties.                                                        20
Item 3.    Legal Proceedings.                                                 21
Item 4.    Submission of Matters to a Vote of Security Holders.               23
           Executive Officers of the Registrant.                              24

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.                                             28
Item 6.    Selected Financial Data.                                           29
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of  Operations.                                     30
Item 8.    Financial Statements and Supplementary Data.                       30
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                            30


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.                31
Item 11.   Executive Compensation.                                            31
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    31
Item 13.   Certain Relationships and Related Transactions.                    31


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.   32


Signatures                                                                    39

Financial Supplement                                                         F-1

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

      American Standard is a global, diversified manufacturer of high quality, brand-name products in three major product groups: air conditioning systems (59% of 1998 sales); bathroom and kitchen fixtures and fittings (23% of 1998 sales); and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (17% of 1998 sales). The Medical Systems segment, formed in 1997, had sales of $98 million in 1998 (1% of 1998 sales). American Standard is among the three largest providers of products it manufactures in each of its three major business segments in the principal geographic areas where it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R), PORCHER(R), ARMITAGE SHANKS(R) and DOLOMITE(R) for plumbing products, WABCO(R) for braking and related systems and DiaSorin(TM), Copalis(R) and Pylori-Chek(TM) for Medical diagnostic systems.

      One of the ways the Company makes it products more competitive is by emphasizing technological advancements such as:

      o air conditioning systems that utilize energy-efficient compressors and refrigerants meeting current environmental standards;

      o     water-saving plumbing products;

      o commercial vehicle antilock braking systems ("ABS") and electronic controls systems;

      o     innovative medical diagnostic testing using laser technology.

      After the February 1999 acquisition of the Bathrooms Division of Blue Circle Industries PLC, described below, American Standard had 116 manufacturing facilities in 33 countries.


Overview of Business Segments

      Through 1996 American Standard operated three business segments: Air Conditioning Products, Plumbing Products and Automotive Products. In 1997 the Company announced formation of its Medical Systems segment.

      Air Conditioning Products. American Standard is one of the three largest U.S. manufacturers of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air conditioning products are sold by the Trane Company ("Trane") primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1998. Approximately 65% of Trane's sales in 1998 were in the replacement, renovation and repair markets, which have been less cyclical than the new residential and commercial construction markets. Air Conditioning Products derived 74% of its 1998 sales in the U.S. and 26% outside. Management believes that Trane is well positioned for growth because of its high quality, brand-name products; significant existing market shares; the introduction of new product features such as electronic controls; the expansion of its broad distribution network; conversion to products utilizing environmentally-preferable refrigerants; and expansion of operations in developing market areas throughout the world, principally the Asia-Pacific area (although expansion in the Asia-Pacific region outside China slowed due to the unfavorable economic conditions existing in the region since 1997) and Latin America.


      Plumbing Products. American Standard is one of the world's three largest manufacturers in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names, and also under the ARMITAGE SHANKS(R) and DOLOMITE(R) names since the February 1999 acquisition of the Bathrooms Division of Blue Circle Industries PLC, described below. Of Plumbing Products' 1998 sales, 69% was derived from operations outside the United States and 31% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality associated with its brand-name products, significant existing market shares in a number of countries, supplying its markets with lower-cost products manufactured in Mexico, Eastern Europe and the Far East, and the expansion of existing operations in developing market areas throughout the world, principally the Far East, Latin America and Eastern Europe, although Far East growth has slowed because of weak economic conditions existing in the region.

      Automotive Products. Automotive Products ("WABCO") is one of the three largest manufacturers, of braking and related systems for the commercial and utility vehicle industry, primarily in Europe and Brazil. Its most important products are pneumatic braking systems and related electronic and other control systems, including antilock braking systems ("ABS"), marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as DaimlerChrysler, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and from increasing demand for ABS and other sophisticated electronic control systems in a number of markets (including the commercial vehicle market in the United States, where the mandated two-year phase-in of ABS began in March 1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

      Medical Systems. In 1997, the Company formed its Medical Systems segment to develop and market medical diagnostics technology and equipment under the DiaSorin(TM), Copalis(R) and Pylori-Chek(TM) names. The Company had previously supported the development of medical diagnostic products focusing on test instruments using laser technology and reagents. To accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products, on June 30, 1997, the Company acquired the medical diagnostics businesses of Sorin Biomedica S.p.A. in Europe and INCSTAR Corporation in the U.S. for $212 million.

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

      Air Conditioning Products plans to continue to expand its operations in the Far East, the Middle East, Latin America, Brazil and Europe. It also continues to expand its sales forces in these regions as well as in India. Since the end of 1995 the Company has been developing and expanding its air conditioning business in the People's Republic of China ("China"), to become an integrated manufacturer, marketer and distributor of a broad range of air conditioning systems and related products for residential and commercial applications. The Company and a minority investor established ASI China Holdings Limited ("ASI China"), in which the Company has an ownership interest of 64.4%, and formed A-S Air Conditioning Products Limited ("ASAP"), owned 57.3% by ASI China, to establish or acquire majority ownership in up to five manufacturing joint ventures as well as sales and service businesses in China. As of December 31, 1998, ASAP had acquired majority ownership in three manufacturing joint ventures. The Company's ownership interest in ASAP is expected to increase further over time through reinvestment of royalties and management fees and through additional stock purchases.

      Plumbing Products has entered new markets through joint ventures in Eastern Europe, Spain, Portugal and Vietnam and is continuing to expand using this approach. In 1997 and 1998 the Company expanded its production capacity in Bulgaria and in 1995 operations were expanded in France through the acquisition of Porcher (see "Plumbing Products Segment"). Plumbing Products continues to expand its operations in China through its affiliate, A-S China Plumbing Products Limited ("ASPPL"), in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors for $48 million in the fourth quarter of 1997. ASPPL has entered into six joint ventures with local business concerns which, together with one wholly-owned operation, have received business licenses from Chinese government authorities. These include three chinaware manufacturing facilities, two fittings plants and two steel tub factories. The Company's ownership interest in ASPPL is expected to increase further over time through reinvestment of royalties and management fees and through additional stock purchases.

      Automotive Products, headquartered in Europe, has a manufacturing subsidiary in Brazil, a joint venture in China and is in the process of establishing joint ventures in Eastern Europe. In the United States the Meritor WABCO joint venture is growing rapidly as federal regulations mandating ABS phase in over a two-year period which began in March 1997. The Company is also expanding the volume of business done through its other existing joint venture in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1997 to produce air compressors designed by WABCO), and through another joint venture in Japan. In March 1999, WABCO acquired the heavy vehicle business of Mando Machinery Corporation in South Korea, to be operated under a wholly-owned subsidiary, WABCO Korea Inc.

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

      As part of American Standard's strategy to integrate Demand Flow into all of its operations, American Standard has trained most of its approximately 57,000 employees worldwide in Demand Flow and has implemented Demand Flow in substantially all of its production facilities. American Standard is also applying Demand Flow to administrative functions and is re-engineering its organizational structure to manage its businesses based on processes instead of functions.

      American Standard believes that its implementation of Demand Flow methods has achieved significant benefits. Product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced and, on average, inventory turnover rates have tripled since 1990 to 9.2 turns. Principally as a result of the implementation of Demand Flow, American Standard has reduced inventories (from amounts that would otherwise have been carried) by approximately 65% from December 31, 1989 through December 31, 1998. American Standard further believes that as a result of the introduction of Demand Flow employee productivity has risen significantly, customer service has improved and, without reducing production capacity, the Company has been able to free more than three million square feet of manufacturing and warehouse space, allowing for expansion, plant consolidation or other uses.

Air Conditioning Products Segment

      Air Conditioning Products began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of air conditioning products since 1913. Air conditioning products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 1998 Trane, with revenues of $3,940 million, accounted for 60% of the Company's sales and 59% of its segment income (excluding Medical Systems). Trane derived 26% of its 1998 sales from outside the United States. Approximately 65% of Trane's sales in 1998 were in the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

      Trane manufactures three general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is one of the three largest global manufacturers of both unitary and applied air conditioning products. The third type, called "mini-split," is a small unitary air conditioning system, generally for residential use, which operates without air ducts. Trane manufactures and distributes mini-split units in the Far East, Europe, the Middle East and Latin America.


--------
* Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

      Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price.

      Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are generally higher than for sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's is reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of refrigerants meeting current environmental standards.

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

      In December 1993 the Company formed a partnership, Alliance Compressors, with Heatcraft Technologies Inc., a subsidiary of Lennox International Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. On December 31, 1996, the partnership was restructured to admit a new partner, Copesub, Inc., a subsidiary of Emerson Electric Co. Following the restructuring, the Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance plans to develop, manufacture, market and sell, primarily to Trane and Lennox, scroll compressors utilized mainly in residential central air conditioning applications. Alliance will operate principally from a newly constructed facility in Natchitoches, Louisiana.

      At December 31, 1998 Air Conditioning Products had 31 manufacturing plants in 9 countries, employing approximately 24,000 people.

      Through 1997 Air Conditioning Products was composed of three operating groups: Unitary Products, North American Commercial, and International. In 1998, the Company reorganized Air Conditioning Products into two groups: Worldwide Unitary Systems Group and Worldwide Applied Systems Group. This reorganization is intended to leverage the strength of the applied business worldwide and to concentrate efforts on the growing international unitary market opportunity. The following section describes Air Conditioning Products as it was organized during 1998.

Worldwide Applied Systems Group

      The Worldwide Applied Systems Group ("Applied Systems"), which accounted for 52% of Air Conditioning Products' 1998 sales, manufactures and distributes applied air conditioning products throughout the world, including the exporting of many products manufactured in the U.S. These products are for air conditioning applications in larger commercial, industrial and institutional buildings. Approximately 66% of Applied Systems sales are in the U.S. and 34% in international markets. Other major suppliers of commercial systems are Carrier, York and McQuay.

      In the U.S., Applied Systems distributes its products through 90 sales offices, 44 of which are Company-owned and 46 of which are franchised. Applied Systems is continuing the process of acquiring certain commercial sales and service offices, having acquired six offices in 1998, seven in 1997 and three in 1996. Outside the U.S., Applied Systems also has an extensive network of sales and service agencies, both Company owned and franchised, to sell products and provide maintenance and service.

      Over the last few years Applied Systems has expanded its aftermarket business activities to include services such as emergency rentals of air conditioning equipment. The group has also expanded its line to include components to convert installed centrifugal chiller products to use refrigerants meeting current environmental standards.

      During 1996, 1997 and 1998 Applied Systems continued its introduction of a number of new products broadening its line of high-efficiency centrifugal chillers, expanding the air cooled series R chiller line, and introducing a new absorption chiller line. Sales of systems that automatically control a building's air quality continue to grow as a percentage of total sales with new product introductions such as Tracer Summit and wireless thermostats. Indoor air quality is emerging as a significant new application to be served by the Company's products and services.

Worldwide Unitary Systems Group

      The Worldwide Unitary Systems Group ("Unitary Systems"), which accounted for 48% of Air Conditioning Products' 1998 sales, manufactures and distributes products for commercial and residential unitary applications throughout the world. Unitary Systems exports many products manufactured in the United States and also distributes mini-splits manufactured in facilities operated by subsidiaries and joint ventures outside the U.S. Approximately 82% of Unitary Systems' sales originated in the U.S. and 18% in international markets. This group benefits significantly from the growth of the replacement market for residential and commercial unitary air conditioning systems, particularly in the U.S. Other major suppliers in the unitary market are Carrier, York, Rheem, Lennox and Goodman Industries.

      Commercial unitary products range from 2 to 120 tons and include combinations of air conditioners, heat pumps, and gas furnaces, along with variable-air-volume equipment and integrated control systems. Typical applications are in retail stores, small-to-medium-size office buildings, manufacturing plants, restaurants, and commercial buildings located in office parks and strip malls. In the U.S. these products are sold through commercial sales offices, independent wholesale distributors and company-owned dealer sales offices in over 375 locations. Residential central air conditioning products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, and coils. In the U.S. these products are sold through independent wholesale distributors and Company-owned sales offices in over 250 locations to dealers and contractors who sell and install the equipment. Outside the U.S.,

Unitary Systems also has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment.

      During the past few years, the Unitary Systems Group successfully introduced several new products including: a line of multi-stage cooling and heat pump units offering the industry's highest efficiencies; a unique line of outdoor condensing units for the AMERICAN STANDARD(R) brand; an ultra-high efficiency gas furnace with variable speed airflow and gas combustion components; an ultra-high efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on indoor air quality enhancements and new capabilities for existing products.

      Unitary Systems also markets light commercial and residential products under an AMERICAN STANDARD(R) brand name to serve distributors who typically carry other products in addition to air conditioning products.

  International Expansion

      Trane expects to continue the expansion of its presence outside the U.S. in both applied and unitary systems. In the Asia-Pacific region Trane established three manufacturing joint ventures in China in 1995 (see "Globalization") and has had operations in Malaysia since the mid-1980's. Since the early 1990's it has operated an air conditioning manufacturing and distribution firm in Taiwan, and a sales and manufacturing joint venture in Thailand. A Brazilian manufacturing plant and distribution operations were acquired in 1994. In Europe, the group operates plants in Epinal and Charmes, France, and in Colchester, U.K. A joint venture in Egypt commenced operations in 1992 to serve markets in the Middle East. Trane is also continuing to expand its international distribution network.

Plumbing Products Segment

      Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R) and PORCHER(R) names, and also under the ARMITAGE SHANKS(R) and DOLOMITE(R) names since the February 1999 acquisition of the Bathrooms Division of Blue Circle Industries PLC, described below. In 1998 Plumbing Products, with revenues of $1,510 million, accounted for 23% of the Company's sales and 18% of its segment income (excluding Medical Systems). Plumbing Products derived 69% of its total 1998 sales from operations outside the United States.

      Plumbing Products' sales consist 52% of chinaware fixtures, 24% of fittings (typically brass) and 11% of bathtubs, with the remainder consisting of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remainder.

      Plumbing Products operates through two primary geographic groups: Americas Group and the Europe and Far East Group. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, with manufacturing facilities in Germany, the U.K., Bulgaria, the U.S., Mexico, Thailand, South Korea and China. Worldwide Fittings' sales and operating results are reported in the two primary geographic groups within which it operates.

      The European portion of the Europe and Far East Group has sold products in Europe primarily under the brand names IDEAL STANDARD(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, the United Kingdom, Greece, the Czech Republic, Bulgaria, Egypt and Turkey and distributes products in other European countries. In November 1995 the Company acquired Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had a minority ownership interest. The unprofitable distribution portion of Porcher was sold to a major French plumbing distributor in October 1998. This sale was part of a major restructuring program involving the closure of five plants in Europe and the shift of manufacturing capacity to lower-cost facilities in Bulgaria.

      On February 2, 1999, the Company acquired for approximately $417 million the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems. The acquired business, which operates principally under the names ARMITAGE SHANKS(R) and CERAMICA DOLOMITE(R) ("Armitage Dolomite"), had 1998 sales of approximately $290 million and assets of approximately $250 million at December 31, 1998 (both at December 31, 1998 exchange rates). Armitage Dolomite has 3 major manufacturing facilities and nine smaller facilities located in England and Italy, and employs approximately 3,200 people. The primary markets for its products are in England, Italy, Ireland and Germany. Management believes that Armitage Dolomite products will complement the Company's current product lines and strengthen its competitive position in Europe. The acquisition will be accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. This process is not complete, but based upon preliminary estimates the Company anticipates that goodwill of approximately $250 million will be recorded.

      The Far East portion of the Europe and Far East Group manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand, the Philippines and Vietnam. The group also has operations in China, in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors for $48 million in the fourth quarter of 1997. See - "Globalization". This group is also developing a wholly-owned marketing operation in Japan.

      Plumbing Products' Americas Group manufactures bathroom and kitchen fixtures and fittings selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the U.S. and under the brand names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada and Brazil and its joint ventures in Central America and the Dominican Republic.

      The market for the Company's plumbing products is divided into the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the Company's European and U.S. sales but only about 40% of the sales in the Far East, where new construction is more important. In the U.S. and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. With the exception of the U.K., the new construction market in Europe has been weak since 1994. In the U.S. the new construction market hit its recent low in 1992 but has evidenced strong recovery through 1998. The new construction market, in which builders or contractors make product selection, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market, consumers make model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Although management believes it must continue to offer a full line of fixtures and fittings in order to support its distribution system, Plumbing Products' current strategy is to focus on increasing its sales of products in the lower and middle segments of both the remodeling and new construction markets through expansion of manufacturing in low-cost locations.

      Plumbing Products also has continued its programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

      In the U.S., Plumbing Products is focusing on the unique needs of the growing retail home center industry, using products obtained from several of the Company's lower-cost manufacturing locations throughout the world. This market channel has become a significant part of U.S. sales and is expected to continue to grow.

      In an effort to capture a larger share of the replacement and remodeling market, Plumbing Products has introduced a variety of new products designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites from internationally known designers and electronically controlled products. Faucet technology is centered on anti-leak, anti-scald and other features to meet emerging consumer and legislative requirements.

      Water-saving fixtures and fittings have been a major focus of Plumbing Products for the past several years, particularly in light of water shortages experienced in a number of areas of the U.S. The Company produces an extensive line of water-saving fixtures in the United States. Manufacture of water-saving toilets was mandated for residential use by federal law commencing in January 1994 and for commercial use in January 1996.

      Many of the Company's bathtubs are made from a proprietary porcelain on metal composite, AMERICAST(R), which has gained an increasing share of the worldwide market. Products made with AMERICAST(R) have the durability of cast iron with only one-half the weight and are characterized by improved resistance to breaking and chipping. AMERICAST(R) products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite was extended to kitchen sinks, bathroom lavatories and acrylic surfaced products during the early 1990's.

      After the acquisition of Armitage Dolomite in February 1999, Plumbing Products employed approximately 26,000 people and, including affiliated companies, had 67 manufacturing plants in 25 countries.

      In the U.S., Plumbing Products has several important competitors, including Kohler and, in selected product lines, Masco. There are also important competitors in foreign markets, for the most part operating nationally. Friederich Grohe, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe, Sanitec and Roca are the major fixtures competitors and, in the Far East, Toto is the major competitor. Plumbing Products competes in most of its markets on the basis of service to customers, product quality and design, reliability and price.

Automotive Products Segment

      Operating under the WABCO(R) name, Automotive Products manufactures air brake and related systems for the commercial vehicle industry in Europe and Brazil. WABCO's most important products are pneumatic braking systems and related electronic control and other systems and components (including ABS) for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. In 1998 WABCO, with sales of $1,106 million, accounted for 17% of the Company's sales and 23% of its total segment income (excluding Medical Systems). The Company believes that WABCO is a worldwide technological leader in the heavy truck and bus braking industry. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other systems sold to the commercial vehicle industry.

      WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's important customers are DaimlerChrysler, Volvo, Iveco (Fiat), RVI (Renault) and Rover. Principal competitors are Knorr, Robert Bosch, and Allied Signal. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

      The European market for new trucks, buses, trailers, and replacement parts improved in 1998 and 1997 after a decline in 1996 from a somewhat higher level in 1995. The Brazilian market weakened in 1998 after having recovered strongly in 1997 from a significant decline in 1996.

      Through 1998 the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 2.3 million heavy trucks, buses, and trailers worldwide since 1981. WABCO has developed an advanced electronic braking system, electronically controlled pneumatic gear shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. During 1997 a major European truck manufacturer introduced its new heavy-duty truck line which incorporated a significant number of WABCO products, including the electronic braking system ("EBS"). In 1998 WABCO entered the passenger car market with an advanced, electronically controlled air suspension system now featured by the two leading German luxury car manufacturers. New products under development include additional electronic driveline control systems. In addition, WABCO has developed and implemented an electronic data interchange system, which links certain customers directly to WABCO's information systems, providing timely, accurate information and just-in-time delivery to the customer.

      At December 31, 1998, WABCO and affiliated companies employed approximately 6,300 people and had 15 manufacturing facilities and 10 sales organizations operating in 20 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, the Netherlands and Brazil. WABCO has joint ventures in the United States (Meritor WABCO and WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (SANWAB), in India with TVS Group (Sundaram Clayton Ltd.) and in China.

      In January 1994 the Company acquired Perrot, a German brake manufacturer. Through this acquisition the Company is able to offer complete brake systems for trucks, buses and trailers, especially in the important and growing air-disc brake business.

      Since 1991 ABS for commercial vehicles has been gaining acceptance in the United States and Japan, where WABCO participates through its joint venture operations. Meritor WABCO is now a supplier of WABCO systems to Freightliner, Mack, Volvo, Kenworth, Peterbilt and other vehicle manufacturers in North America. SANWAB supplies Hino, Nissan and trailer manufacturers in Japan. In most European countries, ABS has become mandatory for commercial vehicles. In March 1995, the U.S. Department of Transportation, National Highway Traffic Safety Administration, adopted amended federal regulations which require that new medium and heavy vehicles be equipped with ABS. These amended regulations were phased in over a two-year period that began in March 1997. These regulations created an important market opportunity for WABCO products that has led to significantly increased sales in the U.S.

Medical Systems Segment

      Following the 1997 acquisition of Sorin and INCSTAR described below, the Company formed its Medical Systems segment to develop and market medical diagnostics technology and equipment. The Company had previously supported the development of two medical diagnostics product companies, Sienna Biotech, Inc. (Sienna") and Alimenterics, Inc. ("Alimenterics").

      To accelerate the commercialization of its technology and expand the number of diagnostic tests covered by its products, on June 30, 1997 the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A., and INCSTAR Corporation, a U.S. company, for $212 million, including fees and expenses.

      In 1998 Sorin, INCSTAR and Sienna were combined into a single operating group, DiaSorin. DiaSorin has an extensive menu of diagnostic tests as well as a variety of technologies and platforms. Its products focus on diagnostic tests for autoimmunity blood virus and infectious diseases, obstetrical/gynecological and gastrointestinal disorders, endocrinology and bone and mineral metabolism. It develops, manufactures and markets individual test reagents, test kits and related products used by major hospitals, private and public laboratories and researchers involved in diagnosing and treating immunological conditions. DiaSorin also produces and markets histochemical antisera and natural and synthetic peptides used in clinical diagnostic and medical research. One of DiaSorin's core technologies, which received U.S. Food and Drug Administration ("FDA") clearance in 1997, is Copalis(R) (for Coupled Particle Light Scattering), a device which enables multiple tests to be performed simultaneously on a single sample. Work is ongoing to expand the menu of tests using DiaSorin reagents specifically adapted for use with Copalis.

      Alimenterics has developed the Pylori-Chek(TM) urea-based breath test, for which it has acquired a U.S. patent. The test allows a physician to diagnose patient disease via the breath rather than by more invasive procedures such as endoscopy. The Pylori-Chek(TM) tests for the presence of Helicobacter pylori bacterium associated with 80% of stomach ulcers. FDA clearance for the Pylori-Chek(TM) test was received in January 1999, and the Company, under the DiaSorin name, is developing a sales and marketing program intended to achieve rapid penetration in the U.S. Market.

      In February 1999 DiaSorin scientists discovered a previously unidentified virus that in initial tests appears to be associated with advanced liver disease of as yet unknown cause. The virus has been found in the blood of a high percentage of intravenous drug users. The prevalence of the virus in healthy blood donors is low. Recognizing the difficulty of linking a new viral agent to diseases of unknown cause and the potential significance of these findings to blood banking, DiaSorin intends to expeditiously extend its studies to assess the biological significance of the virus and has invited clinical investigators to participate in studies of the virus. Patent applications covering this discovery have been filed. Its future commercialization potential, however, is considered speculative at present and will depend , among other things, on issuance of the patents applied for and confirmation of the linkage between the virus and diseases of currently unknown cause.

      DiaSorin has manufacturing facilities in Saluggia, Italy, and Stillwater, Minnesota, and Alimenterics has a manufacturing facility in Morris Plains, New Jersey. The principal markets for their products are Western Europe and the United States.

      Medical Systems had sales of $98 million in 1998 and a segment operating loss of $21 million.

      At December 31, 1998, Medical Systems employed approximately 800 people.


Business Segment Data

      Information concerning revenues and segment profit and loss attributable to each of the Company's business segments and geographic areas is set forth in the Company's 1998 Annual Report to Stockholders on page 14, "Five-Year Financial Summary", under the caption "Segment Data", on pages 15 though 20 under the caption entitled "Management's Discussion and Analysis", and on page 46 in Note 14 of Notes to Consolidated Financial Statements which are incorporated herein by reference. Information concerning identifiable assets of each of the Company's business segments is set forth on page 47 of the Company's 1998 Annual Report to Stockholders in Note 14 of notes to Consolidated Financial Statements, which is incorporated herein by reference.

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


     Business Segment                    Trademark
     ----------------                    ---------
     Air Conditioning Products          TRANE(R)
                                        AMERICAN STANDARD(R)
     Plumbing Products                  AMERICAN STANDARD(R)
                                        IDEAL STANDARD(R)
                                        STANDARD(R)
                                        PORCHER(R)
                                        ARMITAGE SHANKS(R)
                                        DOLOMITE(R)
     Automotive Products                WABCO(R)
                                        WABCO WESTINGHOUSE(R)
                                        CLAYTON DEWANDRE(R)
                                        PERROT(R)
     Medical Systems                    DiaSorin(TM)
                                        Copalis(R)
                                        Pylori-Chek(TM)

      The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

 Research and Product Development

      The Company made expenditures of $167 million in 1998, $161 million in 1997 and $160 million in 1996 for research and product development and for product engineering in its four business segments. The expenditures for research and product development alone were $105 million in 1998, $112 million in 1997 and $101 million in 1996 and were incurred primarily by Automotive Products and Air Conditioning Products. Automotive Products, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Products' research and development expenditures were primarily related to alternative refrigerants with less impact on the environment, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

  Regulations and Environmental Matters

      The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including 24 proceedings under the

Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1996, 1997 and 1998 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

      The Company derived significant revenues in past years from sales of air conditioning products using chlorofluorocarbons ("CFCs"), and in 1998 and prior years from sales of products using hydrochloroflurocarbons ("HCFCs"). Use of CFCs, HCFCs and other ozone-depleting chemicals is to be phased out over various periods of time under regulations that will require use of substitute permitted refrigerants. Also, utilization of new refrigerants will require replacement or modification of much of the existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs is converted to operate on environmentally preferred refrigerants or replaced, although such conversion or replacement is expected to occur only over a period of years, and the Company is unable to estimate the magnitude or timing of such additional conversion or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company's products will be compatible with those substitutes. Although the Company believes that its commercial products currently in production will not require substantial modification to use substitutes, residential and light commercial products produced by the Company and its competitors may require modification for refrigerant substitutes. The costs of introducing alternative refrigerants are expected to be reflected in product pricing and accordingly are not expected to have a material adverse impact on the Company.

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

      The development, testing and distribution of medical products are subject to extensive regulation, including, in the United States, approvals by the FDA. Moreover, the medical test market is highly competitive and many companies with such products have substantially greater resources and experience than the Company. There is no assurance the Company's products will be successfully developed or marketed.

 Employees

      The Company employed approximately 57,000 people after the acquisition of Armitage Dolomite on February 2, 1999, described above (excluding employees of unconsolidated joint venture companies). The Company has a total of 18 labor union contracts in North America (covering approximately 9,100 employees), eight of which expire in 1999 (covering approximately 5,100 employees), two of which expire in 2000 (covering approximately 700 employees) and two of which expire in 2001 (covering 2,500 employees. Two of the contracts expiring in 1999 have already been renegotiated. There can be no assurance that the Company will successfully negotiate the remaining labor contracts expiring during 1999 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect its results of operations.

      In January 1999, 1,900 Air Conditioning Products employees went on strike for 22 days at the Clarksville, Tennessee, manufacturing plant. In February 1998 1,100 Air Conditioning Products employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In 1997, 150 employees went on strike for 77 days at the Rushville, Indiana, air conditioning plant, and in 1994, 230 Plumbing Products employees went on strike for 64 days at the Landsdowne (Toronto), Canada chinaware manufacturing plant. Other than these strikes, the Company has not experienced any significant work stoppages in North America in the last five years.

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

 International Operations

      The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, the Czech Republic, Bulgaria, Canada, Brazil, Mexico, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the equity interest in the venture.

      Because the Company has manufacturing operations in 33 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly offset by the denomination in foreign currencies of a portion of the Company's borrowings.

ITEM 2.   PROPERTIES

      The Company conducts its manufacturing activities through 116 plants in 33 countries (after the Armitage Dolomite acquisition in February 1999), of which the principal facilities are:

Business Segment   Location                     Major Products Manufactured at Location
Air Conditioning   Clarksville, TN              Commercial unitary air conditioning
  Products         Fort Smith, AK               Commercial unitary air conditioning
                   La Crosse, WI                Applied air conditioning systems
                   Lexington, KY                Air handling products
                   Macon, GA                    Commercial air conditioning systems
                   Pueblo, CO                   Applied air conditioning systems
                   Rushville, IN                Air handling products
                   Trenton, NJ                  Residential gas furnaces and air handlers
                   Tyler, TX                    Residential air conditioning
                   Waco, TX                     Water source heat pumps and air handlers
                   Charmes, France              Applied air conditioning systems
                   Epinal, France               Unitary air conditioning systems and mini-splits
                   Ligang, China                Applied air conditioning systems
                   Taicang, China               Unitary air conditioning systems and mini-splits
                   Taipei, Taiwan               Unitary air conditioning systems
                   Sao Paulo, Brazil            Unitary air conditioning systems

Plumbing Products  Salem, OH                    Enameled-steel fixtures and acrylic bathtubs
                   Tiffin, OH                   Vitreous china
                   Trenton, NJ                  Vitreous china
                   Toronto, Canada              Vitreous china and enameled-steel fixtures
                   Sevlievo, Bulgaria           Vitreous china and brass plumbing fittings
                   Teplice, Czech Republic      Vitreous china
                   Hull, England                Vitreous china and acrylic bathtubs
                   Middlewich, England          Vitreous china
                   Rugeley, England             Vitreous china and acrylic bathtubs
                   Wolverhampton, England       Brass plumbing fittings
                   Dole, France                 Vitreous china
                   Revin, France                Vitreous china and bathtubs
                   Wittlich, Germany            Brass plumbing fittings
                   West Java, Indonesia         Vitreous china
                   Orcenico, Italy              Vitreous china
                   Brescia, Italy               Vitreous china
                   Trichiana, Italy             Vitreous china
                   Aguascalientes, Mexico       Vitreous china
                   Mexico City, Mexico          Vitreous china, water heaters
                   Monterrey, Mexico            Brass plumbing fittings
                   Manila, Philippines          Vitreous china
                   Seoul, South Korea           Brass plumbing fittings
                   Bangkok, Thailand            Vitreous china
                   Tianjin, China               Vitreous china
                   Beijing, China               Enameled steel fixtures
                   Shanghai, China              Vitreous china and brass plumbing fittings
                   Guangdong Province, China    Vitreous china, plumbing fittings and bathtubs
                                                   enameled steel fixtures

Automotive         Campinas, Brazil             Braking systems
  Products         Leeds, England               Braking systems
                   Claye-Souilly, France        Braking systems
                   Hanover, Germany             Braking systems
                   Mannheim, Germany            Foundation brakes

Medical Systems    Saluggia, Italy              Medical diagnostics products
                   Stillwater, MN               Medical diagnostics products

      Except for the property located in Manila, Philippines which is leased, all of the plants described above are owned by the Company or a subsidiary. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

      In 1998 several Air Conditioning Products' plants operated at or near capacity and others operated moderately below capacity.

      In 1998 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country, but overall were satisfactory.

      Automotive Products' plants generally operated at good utilization levels in 1998.

ITEM 3.  LEGAL PROCEEDINGS

      As a result of audits of the Company's German subsidiaries by The State Finance Administration for the State of North Rhine-Westphalia, Germany for the periods 1984 through 1990 and 1991 through 1994, the Company previously received two assessments for the 1984-1990 audit period which the Company has been contesting. The Company believes, based on the opinion of our external German legal counsel, that its German tax returns are substantially correct as filed and that any adjustments would be inappropriate. Unless the Company is otherwise able to reach a satisfactory resolution of these matters with the German tax authorities, the Company intends to contest vigorously the pending assessments and any other amounts that may be assessed.

      The first assessment was issued in 1992 and was for approximately $18 million of combined corporation and trade taxes and claimed a disallowance of a deduction of interest expense related to an intercompany finance instrument. Later in 1992 the amount of the assessment was deposited with the German tax authorities as security for the disputed tax and a suit to recover that amount was promptly commenced and is currently pending before the Tax Court for the State of North Rhine-Westphalia in Cologne, Germany. As a result of making the deposit, no interest will accrue on the amount under dispute. The second assessment, received in March 1996, was for approximately $65 million of combined corporation and trade taxes. Were the Company not to prevail in its dispute of this assessment, the Company could be required to pay interest on the assessed amount of approximately $16 million as of December 31, 1998. Interest on assessed and unpaid taxes accrues, on a non-compounding basis, at the rate of six percent per annum commencing fifteen months after the end of the tax year for which the tax is assessed. The second assessment claimed primarily that earnings of a Dutch subsidiary should have been recognized as income taxable in Germany. In early 1997, the German tax authority agreed to accept a partial deposit of $18 million in respect of the second assessment and the Company commenced an administrative appeal of the assessment with the German tax authority. The amounts paid in 1992 and 1997 were recorded as assets on the Company's consolidated balance sheets because the Company, expecting to prevail in litigation of these matters, would recover such amounts and, therefore, appropriately accounted for them as receivables. This position is based upon the opinion of the Company's external German legal counsel, referred to above, that the Company's German tax returns are substantially correct as filed and that adjustments would be inappropriate.

      In 1998, in connection with the development of the Company's plan to restructure certain of its European plumbing operations, including some located in Germany, the Company entered into discussions with certain German regulatory authorities which could have resulted in an offer to settle the primary issue under dispute with respect to the second assessment, including all corporation and trade taxes and accrued interest. To facilitate further discussions, certain agreed supplemental audit procedures were commenced in the second half of 1998 and completed in December 1998. In January 1999, it became evident that these efforts would not result in a settlement of any of the disputed taxes. In addition, on January 22, 1999 the Company's appeal of the second assessment and any offer of settlement was rejected. In February 1999, the Company filed notice of appeal with the German Tax Court and moved to join its appeal of the first assessment with the appeal of the second assessment. In addition, the Company requested an order from the German tax authority staying its obligation to pay the amount of the second assessment during the pendency of the appeal. On March 15, 1999, the staying order was granted. The Company has agreed to leave the amount already deposited with the German tax authority pending final resolution of the dispute. In the ordinary course, it is anticipated that litigation of the Company's appeal before the State Tax Court will require five to seven years and that any appeal thereafter to the federal Supreme German Tax Court would require an additional two or three years. Although the Company's proposal of settlement was rejected, the Company has continued to pursue settlement on the terms of the proposal.

      As a result of the replacement in Germany of the Christian Democratic party by the Social Democratic party following national elections in September 1998, the Company's discussions with German regulatory authorities and the completion of the supplemental audit in the fourth quarter of 1998 proving to be inconclusive, and the rejection by the German tax authorities of the Company's appeal request and settlement efforts in January 1999, the Company has recorded a loss contingency as of December 31, 1998 in the amount of the deposits related to the first and second assessments, related trade taxes and accrued interest thereon, which amount represents the amount for which the Company would have been willing to settle the issue related to the second assessment. Based on the opinion of the Company's external German legal counsel referred to above, the Company intends to vigorously contest and to litigate these disputed German tax matters, and no additional contingency with respect to such matters has been recorded.

      With respect to the 1991-1994 audit period, the Company engaged in significant transactions similar to those that gave rise to the assessments in the prior audit period and, with respect to a matter related to the intercompany instrument at issue in connection with the first assessment, the German tax auditors have proposed an adjustment of approximately $47 million. In addition, because the German tax authorities assessed additional taxes for the 1984-1990 audit period they might, after completing their audit of the later period, propose further adjustments for the 1991-1994 audit period related to the subject matter of the second assessment that might be as much as fifty percent higher than the amount of the assessments in the first audit period. Although the Company is unable to predict when the audit of its German tax returns for the 1991-1994 period will be complete or the amount of any additional taxes that may be assessed, the Company believes the audit may be completed prior to the end of 1999.

      If all matters currently under review by the German tax authorities were made the subject of assessments and either no orders staying the payment of such amounts following assessment or during the pendency of our appeal were granted or the Company was finally determined to owe the full amount of all such taxes, the Company could be required to pay all assessed amounts plus accrued interest thereon. The total amount of any payments made with respect to the tax matters described above, and the timing thereof, could have a material adverse effect on the Company's liquidity, cash flow and/or results of operation and, consequently, impair the Company's competitive position. In addition, the Company might need to raise additional capital and no assurance can be given as to the availability of debt or equity financing if such need were to arise. See
Note 7 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof).

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

      Two persons claiming to be shareholders of the Company, represented by the same lawyers, filed separate class action and derivative lawsuits in the Chancery Court of the State of Delaware against the Company, ASI Partners and the Company's directors alleging breeches of fiduciary duties related to the Company's rejection of the Tyco proposals, approval of the secondary offering of Company common stock owned by ASI Partners and the repurchase by the Company of all shares of Company common stock owned by ASI Partners after such secondary offering (collectively, the "Stockholder Transactions"). The Stockholder Transactions were successfully completed in March 1997. The complaints sought unspecified monetary damages, to enjoin the Stockholder Transactions and evaluation by the Company of alternative transactions to maximize shareholder value. The Company moved to dismiss the complaints or in the alternative for Summary Judgment. On March 30, 1999 the plaintiffs in both actions voluntarily stipulated to settle their claims.

      For a discussion of environmental issues see "Item 1. Business - General - Regulations and Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

      In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 11, 1999 with respect to each person who is an executive officer of the Company:

          Name                 Age                  Position with Company
Emmanuel A.  Kampouris         64    Chairman, President and Chief Executive Officer, and Director
Horst Hinrichs                 66    Vice Chairman and Director
Fred A. Allardyce              57    Senior Vice President, Medical Systems
W.  Craig Kissel               48    Senior Vice President , Automotive Products
Giancarlo Aimetti              62    Vice President, Automotive Products, Order Obtainment, Aftermarket
Alexander A. Apostolopoulos    56    Vice President, Plumbing Products, Product and Business Development
Thomas S. Battaglia            56    Vice President and Treasurer
Gary A. Brogoch                48    Vice President and Group Executive, Plumbing Products, Asia Pacific
Michael C.R. Broughton         58    Vice President, Automotive Products, Leeds Operations
Roberto Caizares M.            49    Vice President, Air Conditioning Products, Worldwide Applied Systems, Distribution
Wilfried Delker                58    Vice President and Group Executive, Plumbing Products, Worldwide Fittings
Adrian B. Deshotel             54    Vice President, Human Resources
Peter Enss                     54    Vice President, Automotive Products, Order Obtainment, Original Equipment
Luigi Gandini                  60    Vice President, Special Products
Daniel Hilger                  58    Vice President, Air Conditioning Products, Middle East and Africa
Richard A. Kalaher             58    Vice President, General Counsel and Secretary
George H. Kerckhove            61    Vice President and Chief Financial Officer and Director
Alberto Loreti                 48    Vice President and Group Executive, Plumbing Products, Europe
Jean-Claude Montauze           52    Vice President, Automotive Products, Claye-Souilly, Operations
G. Eric Nutter                 63    Vice President and Group Executive, Americas Plumbing Products Group
David R. Pannier               48    Vice President and Group Executive, Air Conditioning Products, North American Unitary Products
Raymond D. Pipes               49    Vice President, Investor Relations
James H. Schultz               50    Vice President and Group Executive, Air Conditioning Products, Worldwide Applied Systems
G. Ronald Simon                57    Vice President and Controller
Benson I. Stein                61    Vice President, Medical Systems, Operations
Wolfgang Voss                  52    Vice President, Automotive Products, Order Fulfillment
Robert M. Wellbrock            52    Vice President, Taxes

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

      Mr. Hinrichs was elected Vice Chairman in January 1998 to assist the Chairman with special strategic and operational assignments. In April 1998 he assumed oversight of the Air Conditioning Products' International Unitary Systems business. Prior thereto he served as Senior Vice President, Automotive Products, since December 1990. Mr. Hinrichs has served as a director of the Company since March 1991.

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

      Mr. Aimetti was elected a Vice President in January 1997. In February 1999 he became Vice President, Automotive Products, Order Obtainment Aftermarket. He served as Vice President in charge of the Austrian Group of Automotive Products from January 1997 until February 1999. Prior thereto he served as Business Leader of the Austrian Group from 1995 to 1996, and had been Managing Director and General Manager of WABCO Automotive Company in Italy since 1979.

      Mr. Apostolopoulos was elected a Vice President in December 1990. In December 1998 he became Vice President, Product and Business Development for Plumbing Products. From December 1990 to September 1998 he served as Vice President and Group Executive, Plumbing Products, Americas International.

      Mr. Battaglia was elected Vice President and Treasurer in September 1991.

      Mr. Brogoch was elected Vice President in December 1994, and has served as Group Executive of the Asia Pacific Plumbing Group since the consolidation of the Far East and China Plumbing Groups in February 1997. Prior thereto he was Group executive of the China Plumbing Group from December 1994 until February 1997. He served as Vice President of Plumbing Products' operations in China from August 1993 until December 1994.

      Mr. Broughton was elected a Vice President in January 1997. In February 1999 he became Vice President, Automotive Products, Leeds, Operations. He served as Vice President in charge of the United Kingdom operations of Automotive Products from January 1997 until February 1999. Prior thereto he served as Managing Director (Business Leader) of that Group from May 1995 to December 1996, and as Process Owner, Order Fulfillment from 1993 to May 1995.

      Mr. Caizares was elected Vice President in December 1990. In January 1998 he was given responsibility for the Air Conditioning Products Sector's International Applied Business. Prior thereto, from December 1990, he was in charge of the Trane Asia Pacific Region.

      Mr. Delker was elected Vice President and Group Executive, Plumbing Products, Worldwide Fittings, in April 1990.

      Mr. Deshotel was elected Vice President, Human Resources, in January 1992.

      Mr. Enss was elected a Vice President in July 1995. In February 1999 he became Vice President, Automotive Products , Order Obtainment, Original Equipment. He served as Vice President in charge of the German operations of Automotive Products from July 1995 until February 1999. Prior thereto he served as Vice President, Business Development, and Group Executive of the WABCO Austrian group of companies from January 1994 to June 1995.

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

      Mr. Loreti was elected Vice President and Group Executive, Plumbing Products, Europe, in March 1999. From November 1996 until March 1999 he was Business Leader of the Company's Sanifrance operations in France and of the Italian plumbing company. Prior thereto he was Managing Director and General Manager of the Italian plumbing company since 1990.

      Mr. Montauze was elected a Vice President in October 1994. In February 1999 he became Vice President, Automotive Products, Claye-Souilly Operations. He served as Vice President in charge of the French operations of Automotive Products from October 1994 until February 1999. Prior thereto he served as Vice President of Finance and Controller of Automotive Products at the Brussels headquarters from September 1989 until September 1994.

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

      Mr. Simon was elected Vice President and Controller in January 1992.

      Mr. Stein was elected a Vice President in March 1994, and has been Vice President, Medical Systems, Operations since January 1998. Prior thereto he was Vice President, General Auditor.

      Mr. Voss was elected a Vice President in July 1995. In February 1999 he became Vice President, Automotive Products, Order Fulfillment. He served as Vice President and Group Executive, European Plumbing Products from July 1995 until February 1999. Prior thereto, he served as Process Owner, Order Fulfillment of the WABCO Automotive company in Germany from January 1994 to June 1995.

      Mr. Wellbrock was elected Vice President, Taxes, effective January 1,
1994.

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

      The number of holders of record of the common stock of the Company as of March 11, 1999, was 1,035.

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

      Set forth below are the high and low sales prices for shares of the Company's common stock for each quarterly period in 1997 and 1998.

            1997:                          High        Low
            -----                        --------    -----
            First quarter              $   47-3/4   $ 37-3/4
            Second quarter             $   51       $ 41-1/8
            Third quarter              $   51-5/8   $ 37-11/16
            Fourth quarter             $   41-1/8   $ 34-5/8

            1998:
            -----
            First quarter              $  48-1/4    $ 37-3/8
            Second quarter             $  49-1/4    $ 39-7/8
            Third quarter              $  48-7/16   $ 24-5/16
            Fourth quarter             $  37-7/8    $ 21-5/8


ITEM 6. SELECTED FINANCIAL DATA

                             Selected Financial Data
                  (Dollars in millions, except per share data)

                                                             Year Ended December 31
                                                             ----------------------
                                        1998            1997             1996           1995            1994
                                    ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Sales                               $      6,654    $      6,008    $      5,805    $      5,221    $      4,457
                                    ============    ============    ============    ============    ============

Segment income (a)                  $        637    $        612    $        592    $        544    $        363
Equity in net income of
   unconsolidated joint
   ventures                                   27              12               3               7               4
Restructuring and asset
   impairment charges (b)                   (200)             --              --              --              --
Write-off of purchased
   research and development (b)               --             (90)             --              --              --
Asset impairment loss (b)                     --              --            (235)             --              --
Interest expense                            (188)           (192)           (198)           (213)           (259)
Corporate expenses                          (110)           (105)           (104)           (111)           (123)
                                    ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes
   and extraordinary item                    166             237              58             227             (15)
Income taxes                                (132)           (117)           (105)            (85)            (62)
                                    ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary
   item (c)                         $         34    $        120    $        (47)   $        142    $        (77)
                                    ============    ============    ============    ============    ============
Per Common Share:
   Income (loss) before
     extraordinary item:
         Basic                      $        .47    $       1.62    $       (.60)   $       1.90    $      (1.29)
                                    ============    ============    ============    ============    ============
         Diluted                    $        .46    $       1.57    $       (.60)   $       1.87    $      (1.29)
                                    ============    ============    ============    ============    ============
Average number of outstanding
   common shares:
         Basic                        71,729,541      73,801,220      77,986,511      74,671,830      59,933,435
         Diluted                      73,672,018      76,167,486      77,986,511      75,823,854      59,933,435

Balance Sheet Data (at end of
   period):
   Total assets                     $      4,156    $      3,764    $      3,520    $      3,520    $      3,156
   Total debt                              2,428           2,300           1,923           2,083           2,364
   Stockholders' deficit                    (701)           (610)           (380)           (390)           (798)


(a) Financing fees related to the sale of receivables by Air Conditioning Products of $13 million, $17 million, $19 million, $22 million and $23 million for each of the years from 1994 through 1998, respectively, have been reclassified to Corporate expenses from segment income upon adoption of the new segment reporting standard as of December 31, 1998.

(b) In 1998 the Company recorded restructuring and asset impairment charges of $200 million ($186 million, net of tax, or $2.52 per diluted share). In connection with the 1997 acquisition of the medical diagnostics businesses, the value of purchased in-process research and development was written off, resulting in a non-cash charge to income of $90 million, or $1.19 per diluted share. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a non-cash charge of $235 million, or $2.95 per diluted share.

(c) Retirements of debt in connection with debt refinancing in 1998 and 1997, the initial public offering in 1995 and an October 1994 borrowing resulted in extraordinary charges of $50 million (net of taxes of $7 million) in 1998, $24 million (net of taxes of $6 million) in 1997, and $30 million and $9 million in 1995 and 1994, respectively, on which there were no tax benefits. These charges included call premiums and the write-off of deferred debt issuance costs (see Notes 7 and 10 of Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders and incorporated herein by reference).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages F-2 through F-14 of the Financial Supplement included herein and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated herein by reference are the financial statements and related information listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 of the Financial Supplement included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 29 1999: under the headings: "Stock Ownership" and "1. Election of Directors", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

      For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

      None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated March 29, 1999 as follows: under the section entitled "Directors' Fees and Other Arrangements" on page 7 thereof, under the heading entitled "Executive Compensation" on pages 9 through 13 thereof, under the heading entitled "Compensation Committee Interlocks and Insider Participation" on page 16 and under the heading entitled "Certain Relationships and Related Party Transactions" on pages 17 thereof, and is incorporated herein by reference except for the sections entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" and "Performance Graph" appearing on pages 13 through 16 except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the heading entitled "Stock Ownership" on pages 3 and 4 in the Company's definitive Proxy Statement dated March 29, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 29, 1999 under the section entitled "Certain Relationships and Related Party Transactions", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2.  Financial statements and financial statement schedules

                  The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 of the Financial Supplement are incorporated herein by reference.

     3.   Exhibits

                  The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

                  During the quarter ended December 31, 1998, the company filed no Current Reports on Form 8-K.

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

(3)   (i)   Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) in Holding's Form 10-Q for the quarter ended
            September 30, 1998 and herein incorporated by reference.

      (ii) Amended By-laws of Holding, previously filed as Exhibit (3) (ii) in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

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

      (viii)Form of Indenture, dated as of June 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 10-1/2% Senior Subordinated Discount Debentures Due 2005; previously filed as Exhibit (4) (xxxiii) to Amendment No. 1 to Registration Statement No. 33-61130 of the Company, filed May 10, 1993, and herein incorporated by reference.

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

      (xi) First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company's 7.375% Senior Notes due 2008, guaranteed by Holding; previously filed as Exhibit (4)(xi) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

      (xii) Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company's 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

      (xiii)Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; previously filed as Exhibit 4.1 in Holding's Form 10- Q for the quarter ended September 30, 1998, and herein incorporated by reference.

      (xiv) Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7-3/8% Senior Notes due 2005; previously filed as Exhibit 4.2 in Holding's Form 10-Q for the quarter ended September 30, 1998 and herein incorporated by reference.

      (xv) Amended and Restated Credit Agreement, dated as of January 31, 1997, among Holding, the Company, certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Citibank, N. A., as Documentation Agent; The Bank of Nova Scotia and NationsBank, N. A., as Co-Syndication Agents; Bankers Trust Company, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited, New York Branch and The Sumitomo Bank, Ltd., as Senior Managing Agents; and The Bank of New York, Banque Paribas, CIBC Inc., CIBC Wood Gundy plc, Compagnie Financiere de CIC et de L'Union Europeenne, Credit Lyonnais, New York Branch, Fleet National Bank, The Long Tem Credit Bank of Japan, Limited and The Toronto-Dominion Bank, as Managing Agents; previously filed as Exhibit (4) (xviii) to Amendment No. 2 to Registration Statement No. 333-18015, filed February 5, 1997, and herein incorporated by reference.

      (xvi) First Amendment dated as of May 22, 1997 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as administrative agent; previously filed as Exhibit 4 (a) to Holding's Report on Form 8-K dated October 24, 1997, and herein incorporated by reference.

      (xvii)Second Amendment dated as of August 20, 1997 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as administrative agent; previously filed as Exhibit 4 (b) to Holding's Report on Form 8-K dated October 24, 1997, and herein incorporated by reference.

     (xviii)Third Amendment dated as of August 7, 1998 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.3 in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

      (xix) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4) (xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)* (i)   The American Standard Companies Inc. Employee Stock Purchase
            Plan; previously filed as Exhibit (10)(i) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

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

      (viii)ASI Holding Corporation 1989 Stock Purchase Loan Program; previously filed as Exhibit (10) (i) to Holding's Form 10-Q for the quarter ended September 30, 1989, and herein incorporated by reference.

      (ix) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (vii) in Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

*Items in this section 10 consist of management contracts or compensatory plans or arrangements with the exception of (10) (xvi) and (xvii).

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

      (xiii)American Standard Companies Inc. Stock Incentive Plan, as amended and restated on February 2, 1999, with Addenda to comply with local regulations in the United Kingdom and France with respect to options granted in those countries, filed herewith.

      (xiv) American Standard Companies Inc. and Subsidiaries 1996-1998 Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; previously filed as Exhibit (10) (xiii) to Holding's Form 10-K for the fiscal year ended December 31, 1996, and herein incorporated by reference.

      (xv) American Standard Companies Inc. and Subsidiaries 1997-1999 Supplemental Incentive Plan as described in the American Standard Companies Inc. Notice of Annual Meeting of Stockholders and Proxy Statement, May 7, 1998, on pages 11 and 18 and herein incorporated by reference. The plan was amended on March 4, 1999 to extend the performance period through the year 2000 and modify the target conditions for the achievement of awards under the Plan and is now called the American Standard Companies Inc. and Subsidiaries 1997-2000 Supplemental Incentive Plan.

      (xvi) Form of Indemnification Agreement; previously filed as Exhibit (10)
            (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

      (xvii)Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L. P. and Kelso ASI Partners, L. P.; previously filed as Exhibit (10) (i) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

     (xviii)Form of Warrant Agreement between Holding and Citibank, N. A. as
            Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10) (xvi) above; previously filed as Exhibit
            (10) (ii) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

(21)        Listing of Holding's subsidiaries.

(23)        Consent of Ernst & Young LLP.

(27)        Financial Data Schedule.

(99)  (i)   Press release dated February 24, 1999.

      (ii)  Press release dated March 9, 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN STANDARD COMPANIES INC.

                                              By: /s/  EMMANUEL A. KAMPOURIS
                                                  ----------------------------
                                                      (Emmanuel A. Kampouris)
                               Chairman, President and Chief Executive Officer
March 31, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:


/s/  Emmanuel A. Kampouris
---------------------------
(Emmanuel A.  Kampouris)           Chairman, President and Chief Executive
                                   Officer; Director
                                   (Principal Executive Officer)

/s/ GEORGE H. KERCKHOVE
---------------------------
(George H. Kerckhove)              Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

/s/  G.  RONALD SIMON
---------------------------
(G.  Ronald Simon)                 Vice President and Controller
                                   (Principal Accounting Officer)

/s/  STEVEN E.  ANDERSON
---------------------------
(Steven E.  Anderson)              Director

/s/  HORST HINRICHS
---------------------------
(Horst Hinrichs)                   Director

/s/  SHIGERU MIZUSHIMA
---------------------------
(Shigeru Mizushima)                Director

/s/  ROGER W.  PARSONS
---------------------------
(Roger W.  Parsons)                Director

/s/  J.  DANFORTH QUAYLE
---------------------------
(J.  Danforth Quayle)              Director

/s/  DAVID  M.  RODERICK
---------------------------
(David M.  Roderick)               Director

/s/  JOSEPH S.  SCHUCHERT
---------------------------
(Joseph S.  Schuchert)             Director

                              Financial Supplement


                        AMERICAN STANDARD COMPANIES INC.
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1998

                              FINANCIAL SUPPLEMENT
                                       To
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998
                        AMERICAN STANDARD COMPANIES INC.

                          Index to Financial Statements
                        and Financial Statement Schedules

                                                                    (Pages)

 Five-Year Financial Summary                                          F-2
 Management's Discussion and Analysis                              F-3 to F-15
 Management's Report on Financial Statements                          F-16
 Report of Independent Auditors                                       F-16
 Consolidated Balance sheet at
     December 31, 1998 and 1997                                       F-18
 For the years ended December 31, 1998, 1997 and 1996
     Consolidated Statement of Operations                             F-17
     Consolidated Statement of Cash Flows                             F-19
     Consolidated Statement of Stockholders' Deficit                  F-20
 Notes to Consolidated Financial Statements                       F-21 to F-35
 Segment Data                                                         F-34
 Quarterly Data (Unaudited)                                           F-36

 Report of Independent Auditors on financial statement schedules      F-37
 Financial statement schedules, years ended
    December 31, 1998, 1997 and 1996
     i  Condensed Financial Information of Registrant             F-38 to F-41
     ii  Valuation and Qualifying Accounts                            F-42

FIVE-YEAR FINANCIAL SUMMARY

===================================================================================================================
Year Ended December 31, (Dollars
in millions, except per share data)                         1998        1997        1996         1995       1994
SEGMENT DATA
Sales:
   Air Conditioning Products                               $ 3,940     $ 3,567     $ 3,437     $ 2,953     $ 2,480
   Plumbing Products                                         1,510       1,439       1,452       1,270       1,218
   Automotive Products                                       1,106         952         916         998         759
   Medical Systems                                              98          50          --          --          --
-------------------------------------------------------------------------------------------------------------------
                                                           $ 6,654     $ 6,008     $ 5,805     $ 5,221     $ 4,457
===================================================================================================================

Segment income (loss):
   Air Conditioning Products(a)                            $   386     $   386     $   372     $   276     $   195
   Plumbing Products                                           119         119         110         120         111
   Automotive Products                                         153         127         123         155          62
   Medical Systems                                             (21)        (20)        (13)         (7)         (5)
-------------------------------------------------------------------------------------------------------------------
                                                               637         612         592         544         363
Equity in net income of unconsolidated joint ventures           27          12           3           7           4
Restructuring and asset impairment charges(b)                 (200)         --          --          --          --
Write-off of purchased research and development(b)              --         (90)         --          --          --
Asset impairment loss(b)                                        --          --        (235)         --          --
Interest expense                                              (188)       (192)       (198)       (213)       (259)
Corporate expenses                                            (110)       (105)       (104)       (111)       (123)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item       166         237          58         227         (15)
Income taxes                                                  (132)       (117)       (105)        (85)        (62)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                    $    34     $   120     $   (47)    $   142     $   (77)
===================================================================================================================

   Per share:
     Basic                                                 $   .47     $  1.62     $  (.60)    $  1.90     $ (1.29)
     Diluted                                               $   .46     $  1.57     $  (.60)    $  1.87     $ (1.29)
===================================================================================================================

OTHER DATA
Net cash provided by operating activities                  $   413     $   395     $   353     $   348     $   257
Demand Flow Performance:
   Average inventory turnover(c)(e)                           9.2x        9.0x        9.4x        8.4x        7.5x
   Operating working capital as a percent of sales(d)(e)       2.9%        4.7%        4.9%        4.9%        4.9%

(a) Financing fees related to the sale of receivables by Air Conditioning Products of $13 million, $17 million, $19 million, $22 million and $23 million for each of the years from 1994 through 1998, respectively, have been reclassified to Corporate expenses from segment income upon adoption of the new segment reporting standard as of December 31, 1998.
(b) In 1998 the Company recorded restructuring and asset impairment charges of $200 million ($186 million, net of tax benefits, or $2.52 per diluted share), including $185 million for Plumbing Products, $7 million for Air Conditioning Products, $5 million for Automotive Products and $3 million for Medical Systems. In 1997 in connection with the acquisition of the medical diagnostics businesses, the value of purchased in-process research and development was written off resulting in a non-cash charge of $90 million, or $1.19 per diluted share. In 1996, upon the adoption of the accounting standard on impairment of assets, the Company incurred a non-cash charge of $235 million, or $2.95 per diluted share. See Notes 3 and 4 of Notes to Consolidated Financial Statements.
(c) Twelve-month average inventory turnover, exclusive of significant acquisitions, with each month calculated using the following three month's cost of sales annualized, divided by inventories as of each month end.
(d) Operating working capital as of December 31, excluding Medical Systems, divided by annualized fourth quarter sales. Operating working capital is defined as net accounts receivable and adjusted inventories less accounts payable, accrued payrolls and other accrued liabilities.
(e) These Demand Flow performance measurements use amounts determined differently than they would be under generally accepted accounting principles and may not necessarily be used by other companies. The Company believes these measurements are important to understanding performance under Demand Flow Technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

      OVERVIEW

The Company achieved record sales and segment income in 1998 as a result of strong performance by the Automotive Products and Worldwide Unitary Air Conditioning businesses and continued improvement in the Americas Plumbing Products business. These results were attained despite continued economic weakness in the Far East, global pricing pressure in Worldwide Applied Air Conditioning and the unfavorable effects of foreign exchange. Sales for 1998 were $6.7 billion, an increase of 11% from $6.0 billion in 1997. Segment income was $637 million, an increase of 4% from $612 million in 1997, and up 6% excluding the unfavorable effects of foreign exchange. Income before extraordinary item in 1998 was $34 million, or $.46 per diluted share. This included restructuring charges of $200 million ($186 million, net of tax benefits, or $2.52 per diluted share). This compares with income before extraordinary item in 1997 of $120 million, or $1.57 per diluted share, including the write-off of purchased research and development of $90 million ($1.19 per diluted share), on which there was no tax benefit. Excluding such restructuring charges and write-off, income before extraordinary item increased 5% to $220 million in 1998 from $210 million in 1997.

In accordance with the requirements of the new segment reporting standard adopted in 1998, the Company has changed its reporting of segment data to reflect its internal management method of reporting and, as required, has restated all prior periods presented for comparability. Accordingly, items which are excluded from segment income for internal management reporting, such as restructuring charges in 1998, the write-off of purchased research and development in 1997 and asset impairment charges in 1996, are excluded from segment income. Financing fees related to the sale of receivables by Air Conditioning Products in the U.S. for all years presented have been reclassified to corporate expenses since they are also excluded from the new measurement of segment income. The Company continues to have four reportable segments under this new standard - Air Conditioning Products, Plumbing Products, Automotive Products and Medical Systems. The segment data reflect the realigned organizational structure for Air Conditioning Products into Worldwide Applied Systems and Worldwide Unitary Systems, and for Plumbing Products into the Americas group and the Europe and Far East group. See Note 14 of Notes to Consolidated Financial Statements.

      RESULTS OF OPERATIONS FOR 1998 COMPARED WITH 1997 AND 1997 COMPARED WITH 1996

Consolidated sales for 1998 were $6,654 million, an increase of $646 million, or 11% (13% excluding the unfavorable effects of changes in foreign exchange rates), from $6,008 million in 1997. Sales increased 10% for Air Conditioning Products, 5% for Plumbing Products and 16% for Automotive Products. Medical Systems sales were $98 million for the full year 1998 compared to $50 million for 1997 which included sales subsequent to the June 30, 1997 acquisition of the medical diagnostic businesses.

================================================================================

================================================================================

      Consolidated sales for 1997 were $6,008 million, an increase of $203 million, or 3% (8% excluding the unfavorable effects of changes in foreign exchange rates), from $5,805 million in 1996. Sales increased 4% for Air Conditioning Products and 4% for Automotive Products, but declined slightly for Plumbing Products. The Medical Systems segment contributed sales of $50 million.

      Segment income for 1998 was $637 million, an increase of $25 million, or 4% (6% excluding the unfavorable effects of foreign exchange), from $612 million in 1997. Segment income increased 20% for Automotive Products, and was flat for Air Conditioning Products and Plumbing Products, while Medical Systems incurred a loss similar to that of 1997.

      Segment income for 1997 was $612 million, an increase of $20 million, or 3% (7% excluding the unfavorable effects of foreign exchange), from $592 million in 1996. Segment income increased 4% for Air Conditioning Products, 8% for Plumbing Products and 3% for Automotive Products, while Medical Systems incurred a larger loss compared with 1996.

      RESULTS OF OPERATIONS BY SEGMENT

================================================================================
AIR CONDITIONING PRODUCTS SEGMENT

Year Ended December 31, (Dollars in millions)

                                                 1998         1997         1996
--------------------------------------------------------------------------------
Sales:
   Worldwide Applied Systems                    $2,034       $1,879       $1,878
   Worldwide Unitary Systems                     1,906        1,688        1,559
--------------------------------------------------------------------------------
     Total                                      $3,940       $3,567       $3,437
================================================================================

Segment income:
   Worldwide Applied Systems                    $  148       $  201       $  198
   Worldwide Unitary Systems                       238          185          174
--------------------------------------------------------------------------------
     Total                                      $  386       $  386       $  372
================================================================================

Sales of Air Conditioning Products increased 10% (12% excluding foreign exchange effects) to $3,940 million for 1998 from $3,567 million for 1997. Worldwide Applied Systems sales increased 8% and Worldwide Unitary Systems sales increased 13%. In 1997 sales of Air Conditioning Products increased 4% (5% excluding foreign exchange effects) to $3,567 million from $3,437 million for 1996. Worldwide Applied Systems sales were flat and Worldwide Unitary Systems sales increased 8%. Commercial markets account for approximately 75% of Air Conditioning Products' total sales. Approximately 65% of total sales is to the replacement, renovation and repair markets.

      Segment income of Air Conditioning Products in 1998 was $386 million, at the same level as in 1997, but increased 1% excluding the unfavorable effects of foreign exchange. Gains in Worldwide Unitary Systems were substantially offset by declines in Worldwide Applied Systems. Segment income of Air Conditioning Products increased 4% (with little effect from foreign exchange) to $386 million in 1997 from $372 million in 1996. The increase was attributable primarily to higher volume in the U.S. in commercial applied and unitary products.

Worldwide Applied Systems -- In 1998 Worldwide Applied Systems' sales increased 8% (10% excluding foreign exchange effects) to $2,034 million from $1,879 million in 1997 as a result of strong market growth and higher volumes in the U.S. and higher volumes in Europe and the Middle East. Applied Systems' sales in the U.S. increased 15% over those of 1997 primarily because of acquisitions and expansion of commercial sales and service operations and increased equipment sales, partly offset by the effects of competitive pricing pressures on chillers. Outside the U.S., Applied Systems' sales increased in most regions, substantially offset by lower volumes in the Far East, where economic weakness continues, and the adverse effects of foreign exchange. Segment income for Worldwide Applied Systems decreased 27% in 1998 to $148 million from $201 million in 1997 as a result of global

================================================================================

================================================================================

pricing pressure, lower margins in Europe, lower volumes in the Far East and a strike at the Lexington air handling products facility in the first quarter of 1998.

      In 1997 Worldwide Applied Systems' sales were $1,879 million, essentially the same as 1996 sales of $1,878 million, but 2% higher excluding foreign exchange effects. This primarily reflected higher volume in the U.S. from improved markets, the acquisition of additional commercial sales and service businesses and modest growth in the Middle East and Europe, offset by a decrease in the Far East because of economic weakness. Segment income increased 2% (3% excluding foreign exchange effects) to $201 million in 1997 from $198 million in 1996, primarily because of the increased U.S. volume. That gain was partly offset, however, by lower income in Europe and the Middle East.

Worldwide Unitary Systems -- In 1998 sales of Worldwide Unitary Systems increased 13% (14% excluding foreign exchange effects) to $1,906 million from $1,688 million in 1997. Sales in the U.S. for unitary commercial and residential products increased 14% in 1998 driven by strong new construction and increased replacement demand due to warmer-than-normal summer weather. Outside the U.S., improved sales of unitary systems were led by strong increases in Europe and Latin America. Segment income for Worldwide Unitary Systems increased 29% (with little effect from foreign exchange) to $238 million from $185 million in 1997, principally reflecting higher U.S. volume and margin increases.

      In 1997 sales of Worldwide Unitary Systems increased 8% (9% excluding foreign exchange effects) to $1,688 million from $1,559 million in 1996. Markets in the U.S. for commercial unitary products grew in 1997 for both replacement and new construction, resulting in significantly higher sales volume. That improvement was partly offset by lower residential products sales because of cooler-than-normal summer weather in many parts of the U.S. Overseas, sales of unitary products increased 16% (24% excluding foreign exchange effects) primarily from significantly higher volumes in Latin America and less significant volume gains in most other markets. Segment income for Worldwide Unitary Systems increased 6% (with little effect from foreign exchange) to $185 million in 1997 from $174 million in 1996, primarily as a result of the increased volume of commercial products, partly offset by the weather-related declines in U.S. residential unitary operations and the adverse effects of economic weakness in the Far East.

Backlog -- The worldwide backlog for Air Conditioning Products as of December 31, 1998, was $651 million, an increase of 1% from the year-earlier level, excluding foreign exchange effects. This increase reflected improvement in the U.S., partly offset by decreases in the Far East.

================================================================================
PLUMBING PRODUCTS SEGMENT

Year Ended December 31, (Dollars in millions)

                                             1998           1997           1996
--------------------------------------------------------------------------------
Sales:
  Europe and Far East                       $  843         $  852         $  917
  Americas                                     667            587            535
--------------------------------------------------------------------------------
    Total                                   $1,510         $1,439         $1,452
================================================================================

Segment income:
  Europe and Far East                       $   60         $   75         $   79
  Americas                                      59             44             31
--------------------------------------------------------------------------------
    Total                                   $  119         $  119         $  110
================================================================================

Sales by Plumbing Products were $1,510 million in 1998, an increase of 5% (9% excluding the unfavorable effects of foreign exchange), from $1,439 million in 1997. The increase (excluding exchange) reflected a 17% sales gain for the Americas and a 4% gain for Europe and Far East. Sales of Plumbing Products were $1,439 million in 1997 compared with $1,452 million in 1996, a decrease of 1% (but an increase of 5% excluding the unfavorable effects of foreign exchange). This exchange-adjusted increase was attributable to gains of 10% in the Americas and 2% in Europe and Far East.

================================================================================

================================================================================

      Segment income of Plumbing Products was $119 million for 1998, the same as for 1997, but increased 5% excluding the unfavorable effects of foreign exchange, because of a 40% gain in the Americas, partly offset by a 16% decline in Europe and Far East. Segment income of Plumbing Products was $119 million for 1997 compared with $110 million for 1996, an increase of 8% (18% excluding the unfavorable effects of foreign exchange), because of improvements for both the Americas and for Europe and Far East.

Americas -- In 1998 Plumbing Products sales in the Americas increased 14% (17% excluding foreign exchange effects) to $667 million from $587 million in 1997. Sales in the U.S. grew 15% due to strong markets and market share gains, primarily attributable to higher volumes with major home improvement retailers and expansion in the wholesale channel. In addition, sales increased 10% in Latin America, primarily on higher volume in Mexico. The Company believes that the multi-year trend of sales and market share growth in the U.S. retail market channel will continue and lead to increased Company sales because of strong product and brand-name recognition. The increase in segment income for the Americas was primarily due to higher volumes and the benefits of lower-cost sourcing from expanded facilities in Mexico.

      In 1997 sales in the Americas increased 10% (with little effect from foreign exchange) to $587 million from $535 million in 1997. This increase resulted principally from higher volumes in the U.S., primarily in the retail market channel, and from smaller gains in Mexico and Brazil. The 43% increase in segment income for the Americas reflected a significant improvement in the U.S. due to higher sales and lower-cost sourcing from facilities in Mexico, as well as improvements in Latin America.

Europe and Far East -- In 1998 sales for Europe and Far East were $843 million, a decrease of 1% (but an increase of 4% excluding foreign exchange effects) compared with sales of $852 million in 1997. The exchange-adjusted increase was principally attributable to the effect of consolidating operations in China following acquisition of a majority interest in the fourth quarter of 1997. Other Far East operations continued to suffer from adverse economic conditions in the region. Europe was flat excluding foreign exchange effects because of weak economic conditions and the loss of sales by the distribution business of Porcher which was sold in the fourth quarter of 1998. Segment income declined 20% (16% excluding foreign exchange), principally due to the effects of weak economic conditions in most parts of the Far East and restructuring-related inefficiencies in Europe, despite a gain in China.

      In 1997 sales for Europe and Far East decreased by 7% but increased by 2% excluding foreign exchange effects. The exchange-adjusted increase was principally attributable to the sales of the operations in China (consolidated since the last quarter of 1997). Europe was flat due to weak economic conditions. Segment income in 1997 decreased 5% (but increased 7% excluding foreign exchange effects). The exchange-adjusted increase was principally due to margin improvement in Europe (primarily from cost reductions in France) and income contributed by operations in China (consolidated since the last quarter of 1997). These increases were partly offset by the effects of weak economic conditions in other parts of the Far East.

Backlog -- Plumbing Products' backlog as of December 31, 1998, was $142 million, an increase of 13% from December 31, 1997 (excluding foreign exchange effects), reflecting improvements in Europe and Far East.

================================================================================

AUTOMOTIVE PRODUCTS SEGMENT

Year Ended December 31, (Dollars in millions)

                                             1998           1997           1996
--------------------------------------------------------------------------------
Sales                                       $1,106         $  952         $  916
Segment income                              $  153         $  127         $  123

Sales of Automotive Products for 1998 were $1,106 million, an increase of 16% (18% excluding the unfavorable effects of foreign exchange), from $952 million in 1997. This gain was driven primarily from strengthened markets in Europe because of increased commercial vehicle production, higher product content per vehicle and increased export sales. Unit volume of truck and bus production in Western Europe increased 16% compared with 1997. Original equipment sales volumes were higher in almost all markets for commercial vehicle braking and other control systems, including increased sales to trailer manufacturers. Export sales from Europe more than doubled, primarily from sales of antilock braking systems (ABS) to the Company's North American braking systems joint venture, reflecting the effect of the second year of the three-year phase-in of U.S. regulations requiring ABS on all new heavy-duty trucks and strong commercial vehicle production. Sales of original equipment declined in Brazil, where truck production declined due to weak economic conditions.

================================================================================

      Sales of Automotive Products for 1997 were $952 million, an increase of 4% (14% excluding the unfavorable effects of foreign exchange), from $916 million in 1996. This gain resulted primarily from strengthened markets in Europe because of increased commercial vehicle production, higher product content per vehicle and increased export sales. Unit volume of truck and bus production in Western Europe increased 8%, while aftermarket sales declined 1% for 1997 compared with 1996. Original equipment sales volumes were higher, especially in Germany because of product deliveries to a major truck manufacturer for its new line of heavy-duty trucks. Export sales increased significantly, primarily from sales of ABS to the Company's North American braking systems joint venture reflecting the effect of the first year of the three-year phase-in of U.S. regulations requiring ABS on all new heavy-duty trucks, together with a rebound in U.S. truck production. Sales of original equipment also increased in Brazil, where truck production recovered somewhat from the unusually low level of the prior year.

      Segment income for Automotive Products was $153 million in 1998, an increase of 20% (22% excluding the unfavorable effects of foreign exchange). This increase was principally in Europe and resulted from the higher volume and improved margins due to productivity improvements. These factors were partly offset by the effects of product mix (higher original equipment and export sales in Europe), higher development and maintenance costs in Europe, lower volume in Brazil and start-up costs of the new, majority-owned joint ventures in the U.S. and China.

      Segment income for Automotive Products was $127 million in 1997, an increase of 3% (14% excluding the unfavorable effects of foreign exchange). This increase reflected the higher volume and improved margins in Europe. These factors were partly offset by the effects of product mix, lower margins in Brazil and start-up costs of the majority-owned joint ventures in the U.S. and China.

Backlog -- Automotive Products' backlog as of December 31, 1998, was $440 million, an increase of 14% from December 31, 1997 (excluding the unfavorable effects of foreign exchange), reflecting improved markets.

================================================================================

MEDICAL SYSTEMS SEGMENT

Year Ended December 31, (Dollars in millions)

                                           1998            1997            1996
--------------------------------------------------------------------------------
Sales                                      $ 98            $ 50            $ --
Segment loss                               $(21)           $(20)           $(13)

Medical Systems sales were $98 million in 1998 and $50 million in 1997 reflecting the June 30, 1997, acquisition of the medical diagnostics businesses of Sorin Biomedica S.p.A. and INCSTAR Corporation. New product sales were strong but offset by the expected sales decline in older radio immunoassay product markets. A continued high level of development costs for new diagnostic tests and the effect of declining older-product markets resulted in a loss of $21 million in 1998, nearly the same as the $20 million loss in 1997. The segment loss in 1996 reflected development costs of the Company's medical diagnostics ventures.

      OTHER FINANCIAL SUMMARY ITEMS

In 1998 the Company committed to restructuring plans designed to achieve lower product costs and improved operating efficiency. Accordingly, the Company recorded charges totaling $200 million ($186 million net of tax benefits) comprised of $185 million for Plumbing Products, $7 million for Air Conditioning Products, $5 million for Automotive Products and $3 million for Medical Systems. The Plumbing Products charge includes costs related to the closure of five plants in Europe and two in North America, a loss on the sale of the French plumbing distribution operations, write-off of related goodwill and a workforce reduction of approximately 1,600 people. The Air Conditioning Products charge reflects the closure of one plant in Australia, one plant in Europe and a workforce reduction of 115 people. The Automotive Products charge relates to the closure of three plants in Europe and a workforce reduction of 75 people. A restructuring charge was

================================================================================

also recorded for Medical Systems, relating to asset write-offs and severance payments. The charge of $200 million is comprised of non-cash asset write-downs of $89 million and accrued charges of $111 million, of which approximately $18 million were paid during 1998. Of the $93 million unpaid balance of the accrued charges as of December 31, 1998, the Company expects that $75 million will be paid by the end of 1999. See Note 4 of Notes to Consolidated Financial Statements.

      In 1997 the Company acquired the European medical diagnostic businesses of Sorin Biomedica S.p.A. and INCSTAR Corporation for approximately $212 million. This transaction was accounted for as a purchase, and in connection therewith, the portion of the purchase price allocated to the value of in-process research and development was written off, resulting in a non-cash charge of $90 million, on which there was no tax benefit. See "Liquidity and Capital Resources and Note 3 of Notes to Consolidated Financial Statements.

      In 1996 the Company adopted the new accounting standard for the impairment of long-lived assets. Applying the criteria established by that standard, the Company concluded that certain assets and related goodwill of its Canadian, French and Mexican operating units were impaired. As a result, the Company recorded a non-cash charge of $235 million, approximately 90% of which was the write-down of goodwill, for which there was no tax benefit. This charge included $121 million for Air Conditioning Products' operations in Canada and France, and $114 million for Plumbing Products' operations in Canada and Mexico.

      The increase in equity in net income of unconsolidated joint ventures for 1996 through 1998 reflects the strong growth of Automotive Products' North American braking systems joint venture, benefits from the restructuring of Air Conditioning Products' scroll compressor joint venture in 1997 and increased income from the Company's financing joint venture.

      Interest expense decreased $4 million in 1998 compared with 1997, as lower average interest rates achieved through debt refinancing more than offset the effect of increased debt arising from share repurchases and the medical diagnostics businesses acquisition in June 1997. On June 1, 1998, the Company redeemed the $741 million principal amount of its 10 1/2% Senior Subordinated Discount Debentures and the $200 million principal amount of its 9 7/8% Senior Subordinated Notes with lower-rate Senior Notes, as described below. During 1998 the Company purchased $84 million of its common stock and during 1997 purchased $311 million of its common stock and acquired the medical diagnostics businesses for $212 million (see "Liquidity and Capital Resources"). Interest expense for 1997 decreased $6 million compared with 1996 because lower overall interest rates more than offset the effect of increased debt from the share repurchases and the medical diagnostics businesses acquisition.

      Corporate expenses for 1998 totaled $110 million, compared with $105 million in 1997 and $104 million in 1996 and reflect increased finance fees related to the sale of receivables to the Company's financial services joint venture.

      The income tax provisions for 1998, 1997 and 1996 were $132 million, $117 million and $105 million, respectively. Those provisions reflect an unusually high effective tax rate because there is little tax benefit on the restructuring charges in 1998, and no tax benefits on the write-off of purchased research and development in 1997 and asset impairment charges in 1996. Excluding those special charges, the effective income tax rate was 40% in 1998, 35.8% in 1997 and 35.6% in 1996. The 1998 rate reflects foreign tax effects that include a loss contingency related to certain German tax matters, substantially offset by reversal of a U.S. deferred tax liability related to foreign investments. The rates for 1997 and 1996 are somewhat lower than normal statutory rates, primarily the result of higher levels of taxable income in the U.S., which enabled the Company to recognize previously unrecognized tax benefits. No similar benefits were available in 1998. Partly offsetting this are the effects of rate differences and withholding taxes related to foreign operations and nondeductible goodwill amortization. See Note 7 of Notes to Consolidated Financial Statements. The Company expects that its effective income tax rate in 1999 will be somewhat higher than in 1998, because of higher foreign taxes and higher U.S. state taxes.

      As a result of the redemption of debt in 1998 and 1997 with refinancing proceeds, those years included extraordinary charges of $50 million (net of taxes of $7 million) and $24 million (net of taxes of $6 million), respectively, including call premiums and the write-off of unamortized debt issuance costs. See the following section, "Liquidity and Capital Resources" and Note 10 of Notes to Consolidated Financial Statements for a description of these transactions.

      LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities, after cash interest paid of $140 million, was $413 million for 1998, compared with $395 million for 1997. The $18 million increase resulted primarily from higher income before extraordinary item (excluding from 1998 the $200 million restructuring charge and from 1997 the $90 million non-cash write-off of purchased research and development). Operating working capital as a percentage of sales (excluding Medical Systems) improved to 2.9% in 1998, from 4.7% in 1997, primarily as a result of improved net working capital in foreign operations and the sale of the French plumbing distribution business. Average inventory turnover for 1998 was approximately

================================================================================

two-tenths of a turn higher than the average turnover for 1997, primarily attributable to ongoing improvements under Demand Flow Technology. Net investing activities totaled $263 million, principally capital expenditures of $278 million (including $22 million of investments in affiliated companies) - see "Capital Expenditures." Net cash used by financing activities of $113 million reflected net incremental borrowing which, together with cash provided by operations, funded the net investing activities and the share repurchases.

      In January 1997 the Company entered into the 1997 Credit Agreement. This agreement, which requires no repayment of principal prior to its expiration in 2002, provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), which by their nature are short term and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. The 1997 Credit Agreement and certain other American Standard Inc. debt instruments contain restrictive covenants and other requirements, with which the Company believes it is currently in compliance. See Note 10 of Notes to Consolidated Financial Statements.

      As of December 22, 1998, the Company completed an amendment to its 1997 Credit Agreement. The amendment principally permits American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, and lowers the interest coverage ratios and increases the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures, including the acquisition of the Bathrooms Division of Blue Circle Industries PLC described below.

      In the first half of 1998, the Company completed public offerings of $1 billion principal amount of Senior Notes with interest rates ranging from 7 1/8% to 7 5/8% and maturity dates from 2003 to 2010. On June 1, 1998, the Company used the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to redeem its 101/2% Senior Subordinated Discount Debentures and 9 7/8% Senior Subordinated Notes. The total amount required to complete these redemptions, including call premiums, was $954 million, net of the effect of settlement of certain interest rate swap transactions related to the Senior Subordinated Discount Debentures.

      On November 25, 1998, American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. jointly filed a shelf registration statement with the Securities and Exchange Commission (SEC), which was amended on February 16, 1999, and which is being reviewed by the SEC and has not yet been declared effective, covering $750 million of debt securities to be offered by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. (the "1998 Shelf Registration"). The Company intends to use the net proceeds from the sale of such debt securities for general corporate purposes, which may include the repayment of outstanding debt, including debt incurred to finance the acquisition of the Bathrooms Division of Blue Circle Industries PLC, as well as for stock repurchases, certain investments, acquisitions, additions to working capital or capital expenditures.

      On February 2, 1999, the Company acquired the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $417 million with borrowings under the Company's 1997 Credit Agreement. The acquired business had 1998 sales of approximately $290 million (at December 31, 1998 exchange rates) and assets at December 31, 1998 of approximately $250 million (at December 31, 1998 exchange rates). The acquired business has 3 major facilities and 9 smaller facilities, located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. This transaction will be accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. This process is not complete, but based upon preliminary estimates, the Company anticipates that goodwill of approximately $250 million will be recorded. Temporary refinancing of $60 million of the indebtedness incurred to fund the acquisition was obtained pursuant to a short-term Credit Agreement dated as of February 2, 1999 between American Standard Companies Inc., American Standard Inc. and Goldman Sachs Credit Partners L.P. (the "Temporary Facility"). The indebtedness under the Temporary Facility is senior unsecured debt of American Standard Inc., and is guaranteed by American Standard Companies Inc. Interest accrues on the amount borrowed under the Temporary Facility at the rate of 7 3/8% per annum until March 22, 1999 and at rates that increase on a quarterly basis thereafter. It is anticipated that the outstanding principal amount under the Temporary Facility will be repaid with proceeds from the sale of debt securities to be offered to the public from time to time following the effectiveness of the shelf registration statement described above.

      The Company believes that the amounts available from operating cash flows, funds available under its 1997

================================================================================

Credit Agreement and future borrowings under the 1998 Shelf Registration will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future. Any material increase in the Company's need for cash above current expectations, however, could require the Company to take actions such as curtailing capital expenditures, incurring additional indebtedness and related costs, issuing additional equity securities or selling assets, any or all of which actions could reduce the Company's liquidity and earnings and the scope of its strategic competitive options. Obligations under the 1997 Credit Agreement are guaranteed by the Company, American Standard Inc. and significant domestic subsidiaries of American Standard Inc. (with foreign borrowings also guaranteed by certain foreign subsidiaries) and are secured by a pledge of the stock of American Standard Inc. and nearly all shares of subsidiary stock.

      At December 31, 1998, the Company's total indebtedness was $2.4 billion and annual scheduled debt maturities, excluding the 1997 Credit Agreement, were $169 million, $30 million, $12 million, $13 million and $134 million for the years 1999 through 2003, respectively. The Company had remaining availability under the 1997 Credit Agreement of approximately $638 million after reduction for borrowings and for $61 million of outstanding letters of credit. The Company's foreign subsidiaries had $86 million available at December 31, 1998, under overdraft facilities which can be withdrawn by the banks at any time. In addition, the Company's operations in China have $5 million available under bank credit facilities after reduction for borrowings of $10 million and letters of credit usage of $11 million.

      In 1997 the Company completed a secondary public offering of 12,429,548 shares of the Company's common stock owned by Kelso ASI Partners, L.P. ("ASI Partners"), then the Company's largest stockholder. In conjunction therewith, the Company purchased from ASI Partners 4,628,755 shares of the Company's common stock for $208 million, plus fees and expenses, and issued to ASI Partners warrants, expiring in February 2002, to purchase 3,000,000 shares of the Company's common stock at $55 per share (the "Exercise Price"). The warrants entitle holders to receive cash or shares, at the Company's option, based on the difference between the market value of the Company's common stock and the Exercise Price. All shares sold in the secondary public offering were previously issued and outstanding, and the Company received no proceeds therefrom (see Note 11 of Notes to Consolidated Financial Statements).

      On July 9, 1998, the Company's Board of Directors approved the purchase of up to $300 million of the Company's common stock, not to exceed $100 million per year, during the three-year period ending July 2001. During 1998, the Company purchased 2.7 million shares of its common stock for $84 million, 2.5 million of which shares were purchased for $75 million pursuant to this plan. During 1997 the Company purchased 6.9 million shares of its common stock for $311 million, including the above-referenced shares purchased from ASI Partners.

      In January 1997 the Company formed its Medical Systems Segment to develop and market medical diagnostics technology and equipment. The Company had previously supported the development of two medical diagnostics ventures focusing on test instruments using laser technology and reagents. On June 30, 1997, the Company acquired the European medical diagnostic businesses of Sorin Biomedica S.p.A. and INCSTAR Corporation. The aggregate cost of the acquisitions was approximately $212 million, including fees and expenses, and was funded with borrowings under the 1997 Credit Agreement. The transaction was accounted for as a purchase, and $90 million of the purchase price was allocated to the value of in-process research and development and written off (for which there was no tax benefit). Approximately $69 million of goodwill resulted after allocation of the purchase price to the fair value of assets acquired and liabilities assumed. See "Purchased In-process Research and Development" below.

      The Company is a partner in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation. The partnership offers inventory and consumer financing, and plans to provide commercial leasing and other lending programs. Programs thus far implemented have enhanced the Company's cash flow and equity income.

      The Company does not currently intend to pay dividends and is limited in the amount it may pay under the terms of the 1997 Credit Agreement, the Temporary Facility and certain of its publicly-traded debt securities.

      The Company has previously disclosed that German tax authorities have raised questions regarding the treatment of certain significant matters in connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1994. Having proposed to settle one of the issues under dispute, the Company has recorded a loss contingency as of December 31, 1998. See Note 7 of Notes to Consolidated Financial Statements.

      CAPITAL EXPENDITURES

The Company's capital expenditures for 1998 were $278 million (including investments in affiliated companies) compared with $302 million for 1997. The decrease for 1998 related primarily to lower capital expenditures for Air Conditioning Products and Plumbing Products. Capital spending in 1998 was devoted primarily to shifting production to lower-cost locations, expansion of manufacturing capacity to meet demand, equipment for new products, the

================================================================================

acquisition of additional ownership interests in affiliated companies, and the continuing implementation of Demand Flow.

      Capital expenditures for Air Conditioning Products for 1998 were $91 million, including $5 million of investments in affiliated companies, a decrease of 11% from the $102 million of capital spending in 1997. Major expenditures included completion of the expansion of the operations in China, acquisition of an additional equity interest in the Malaysia affiliate, projects related to new products and product improvements and improvements related to Demand Flow and productivity. In addition, Air Conditioning Products spent $17 million for the acquisition of sales offices.

      Plumbing Products' capital expenditures for 1998 were $126 million, compared with capital expenditures of $154 million in 1997 (including investments in affiliated companies of $51 million), a decrease of 18%. Expenditures in 1998 included acquisition of additional equity in Thailand and Indonesia ventures, and completion of a chinaware plant and expansion of the fittings plant in Bulgaria.

      Capital expenditures for Automotive Products in 1998 were $50 million, compared with $42 million in 1997, an increase of 19%. Major projects included expenditures related to capacity expansion in Europe to serve the U.S. market.

      Capital expenditures for Medical Systems in 1998 were $11 million, compared with $4 million in 1997. Expenditures in 1998 were primarily for equipment and computer software. On June 30, 1997, the Company acquired the medical diagnostics businesses for $212 million, as described above in Liquidity and Capital Resources.

      The Company believes capital spending in recent years has been sufficient for maintenance purposes, important product and process redesigns, expansion projects and strategic investments and acquisitions. The Company expects to continue to invest in the expansion and modernization of its existing facilities and affiliated companies and to consider entering into joint ventures and making complementary acquisitions. The Company expects to make capital expenditures in 1999, including acquisitions of U.S. air conditioning commercial sales and service operations, of approximately $250 million.

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

      CYCLICAL AND SEASONAL NATURE OF BUSINESS

The preponderance of Air Conditioning Products and Plumbing Products sales are to the replacement, remodeling and repair markets. In 1998, only about 6% of the Company's sales were associated with new housing in the United States and about 12% were associated with new commercial construction in the United States, both of which are cyclical. The Company's geographic diversity mitigates the effects of fluctuations in individual new construction markets outside the United States. Approximately 40% of Automotive Products' sales are dependent on production levels of medium-sized and heavy trucks and buses, particularly in Europe, which have been cyclical.

      Total Company sales and related segment income tend to be seasonally higher in the second and third quarters of the year because summer is the peak season for sales of air conditioning products. In addition, a significant percentage of Air Conditioning Products' sales are attributable to residential and commercial construction activity, which is generally higher in the second and third quarters of the year.

      YEAR 2000 READINESS DISCLOSURE

The following is a Year 2000 Readiness Disclosure in accordance with the Year 2000 Information and Readiness Disclosure Act.

Year 2000 compliance plan. The Company has established a comprehensive Year 2000 initiative, having appointed teams responsible for all of its locations worldwide, coordinated by team leaders reporting directly to the business group leaders, and in some cases employing third-party experts. The Vice President of Information Technology, who reports directly to the Chairman and Chief Executive Officer, heads the project. Progress reports are made periodically to the Audit Committee of the Board of Directors. The teams are responsible for assuring that all core business systems and transactions with customers, suppliers, financial institutions and other third parties will be Year 2000 ready. Additionally, a consultant has been retained at corporate headquarters to provide overall guidance and assistance with the compliance plan. Consultants have also been employed at various operating locations to augment the efforts of the local Year 2000 teams or to provide expertise in certain areas. In general, a coordinated approach has been undertaken by the Company's Year 2000 teams worldwide, with "best practices" shared among teams. The principal phases of the initiative include:

      Inventory -- identification of all technology and systems, including imbedded technology in manufacturing and other operating and control systems that could be affected by the Year 2000 issue. This phase is essentially complete.

================================================================================

      Assessment -- testing and evaluating whether remediation is necessary and prioritizing tasks based on whether the system is evaluated as "critical", the size of the system and the perceived risk. This phase is ongoing but is expected to be essentially complete by the end of the first quarter of 1999.

      Remediation and Testing -- Remediation includes the replacement or modification of non-compliant technology with technology that is Year 2000 compliant. All new or modified systems are expected to be tested in a Year 2000 environment from the beginning of the transaction process to the end. Completion is expected by mid-1999 for all core systems. Existing non-core systems will be replaced or modified and tested, or contingency plans will be put in place to minimize or eliminate the effect of Year 2000 problems. Completion of non-core systems is expected in the third and fourth quarters of 1999.

      Contingency planning -- development of contingency plans in situations where there is substantial risk that compliance will not be achieved at any Company location or by any critical supplier in time to avoid Year 2000 problems. Contingency plans are expected to be in place by mid-1999.

      Third party relationships -- communicating and working with suppliers, customers and other third parties with whom the Company does business to minimize the potential adverse effects of Year 2000 problems. This includes evaluating new and previously sold products that incorporate equipment controls with imbedded technology to identify and resolve any problems that customers may have with Company products as a result of the arrival of the year 2000.

State of readiness. Management believes that substantial progress has been made towards the objective of having all core business systems Year 2000 compliant. The project's phases are in varying degrees of completion. We define substantial progress as the fact that at December 31, 1998, approximately 80% of the Company's Year 2000 plan has been completed. When situations are identified where there is substantial risk that any important objectives of the project will not be met, the Company has dedicated and will continue to dedicate additional resources.

      For several years the Company has been converting most of its mainframe computer applications and systems worldwide to client server technology and, in conjunction therewith, has been installing software that is Year 2000 compliant. For all systems other than mainframe, software that is Year 2000 compliant is also being installed, including desktop applications. Most of these initiatives were undertaken irrespective of any Year 2000 considerations and, except for a few instances, implementation would have been completed before the year 2000. Substantial progress has been made on these installations and many of the individual projects have been completed. Completion of most others is expected by mid-1999. For those installations not expected to be completed until the year 2000, revisions are being made to existing systems to ensure readiness.

Third-party relationships. The Company has initiated communications with suppliers, customers and other third parties to identify and assess Year 2000 risks and to develop solutions that will minimize any adverse impact on the Company. Over one-half, in number, of the Company's suppliers have responded, and the Company expects to resolve timely any identified problems with critical or non-responding suppliers or to develop contingency plans where possible. The Company's manufacturing facilities are highly dependent on public utilities, especially electrical power, natural gas, water and communications companies. There is a risk that suppliers or others on whom the Company relies will not successfully address Year 2000 issues. Should one or more critical suppliers be unable to supply us with products or services at any of the Company's 120 manufacturing locations, and the Company or the supplier not have established appropriate contingency plans, such failure could result in the inability of the Company, at that location, to deliver products on a timely basis and have a material adverse effect on the results of operations at that location.

      The Company does not believe that it has material Year 2000 exposure with respect to products sold to customers. The only Company products containing imbedded electronic systems subject to Year 2000 issues are commercial air conditioning and medical products. The Company is evaluating imbedded electronic control systems in products sold to customers of its commercial air conditioning systems and medical products. Computer controls for commercial air conditioning systems and medical products are being checked and replaced where necessary. This process is expected to be complete by mid-1999.

================================================================================

      The Company is evaluating delivery commitments to customers, product warranties and representations made with respect to Year 2000 compliance of its products. Management believes that it is adequately addressing such issues and that, subject to the considerations described above, any potential material liability to third parties for Year 2000 failures in its products or inability to deliver products timely is remote.

Risks and contingency plans. Management believes that the Company's most reasonably likely worst case scenario is some short-term, localized disruptions of systems, manufacturing operations, facilities or suppliers that will affect individual business operations, rather than broad-based, systemic, or long-term problems affecting operating segments or groups of operations. The most significant uncertainties relate to critical suppliers, particularly electrical power, water, natural gas and communications companies, and suppliers of parts and materials that are vital to the continuity of operations. Contingency plans are being formulated and put in place, where possible, for all critical suppliers. These measures include finding alternative sources of supply and purchasing safety stocks of parts and materials if failure of a supplier is expected, and forming emergency response teams at each operating location to deal with any problems which develop.

Costs. The Company's estimated cost to become Year 2000 compliant is approximately $21 million. Of this, approximately $14 million are costs being charged to expense as incurred, including internal and external labor to repair or modify existing software, and costs of consultants employed at various locations to assist with implementation of the Company's plan. The balance of estimated costs represent replacement hardware and software to be capitalized. Through December 31, 1998, approximately $9 million had been expended, of which $6 million had been charged to expense. These costs are generally not incremental to existing information technology budgets, as existing internal resources were redeployed and the costs of consultants employed are less than 10% of total Year 2000 costs. The costs of implementing client server technology and other software changes made for reasons other than the Year 2000 and which were not accelerated are not included in these estimates. There were no significant deferrals of information technology projects because of the Company's response to Year 2000 issues. Information technology planning has incorporated client server and Year 2000 initiatives for several years and, therefore, there has been little effect on the Company's operations because of unexpected deferrals of projects important to growth or competitiveness. All costs are being funded from operating cash flows or other resources available to the Company. Based upon information currently available and current estimates, management believes that the Company's costs to become Year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. Total costs, anticipated impact and the expected dates to complete the various phases of the project are based on management's best estimates using information currently available and certain assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, impacts and completion dates could differ materially from those plans. See "Disclosure Regarding Forward Looking Statements".

      EFFECT OF THE EURO

The Company is currently evaluating the effects of the new European monetary unit ("Euro") on the Company's operations as a result of the pending conversion of many European currencies to the Euro. Changes are being made to existing systems and procedures to complete a smooth and timely transition with minimal disruption to operations or financial records. The Company believes that conversion to the Euro will not have a significant effect on the Company's financial position or results of operations. Costs related to the conversion are not expected to be material and are being expensed as incurred.

      PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The portion of American Standard's Medical Systems segment formerly known as INCSTAR Corporation ("Incstar") focuses on the assessment and monitoring of diseases and related therapeutics, including: autoimmune, bone and mineral (osteoporosis), infectious disease (HIV and hepatitis), nutritional status, endocrine functionality, renal disease and dialysis, and transplantation. Its products include individual test reagents and test-kits used for clinical diagnostic and medical research purposes that are considered "open system" (i.e., that work with many instruments, both proprietary and non-proprietary). At the time of its acquisition in June 1997, Incstar was principally engaged in the manufacture of individual test reagents and test-kits using radioactive isotopic assays, non-isotopic immunoassays and enzyme-linked immunosorbant assays.

================================================================================

      The portion of American Standard's Medical Systems segment formerly known as Sorin Diagnostics S.r.l. ("Sorin") performs research and development activities and produces test-kits for advanced DNA probe technology and the detection of blood diseases and other substances via enzyme and radioactive immunoassay.

      Test kit manufacturers are required to submit a pre- market notification submission to the U.S. Food and Drug Administration ("FDA") for each new diagnostic product. Medical devices in the U.S. are regulated by and must have approval from the FDA prior to marketing and selling any device or related product. Investigation Device Exemption is required in order to market medical devices, and Pre-Market Approval or Pre-Market Notification Approval is required prior to commercial distribution of a device. Similar requirements exist in other countries in which the Medical Systems segment does business.

      In connection with the purchases of Incstar and Sorin, the Company made allocations of the purchase price to acquired in-process technology. These amounts were expensed as non-recurring charges on the acquisition date because the acquired in-process technology had not yet reached technological feasibility and had no alternative future uses. All Incstar and Sorin products under development at the time of the acquisition which had not achieved technological feasibility and had not received Pre-Market Approval or Pre-Market Notification Approval were classified as in-process technology. Management believed that these products under development had significant technological hurdles to overcome to reach technological feasibility, such as the ability to perform multiple tests simultaneously and confirm the results, and provide analysis of the diagnosed condition status as acute or chronic. Certain in-process projects contained a portion of core technology as many are second generation products. The proportionate share of developed or in-process technology for each product was determined based on the innovative content of each R&D project and its reliance on core technology.

      Each of the in-process projects was categorized into the following phases:
Research; Feasibility; Development; Clinical; and Filing in order to determine the stage of development and the efforts necessary to complete. The in-process projects were in the areas of: Bone and Mineral; Transplantation; Infectious Diseases; Autoimmunity; Serum Proteins; and Prenatal Screening.

      At the time of the acquisition, management anticipated the total costs to complete the development of the Incstar and Sorin technologies at approximately $10.4 million and $12.0 million, respectively. These costs were anticipated to be incurred through the first quarter of the year 2000. Total research and development expenditures on in-process technologies since the date of acquisition through December 31, 1998, were approximately $5.5 million.

      Revenue growth rates for the acquired medical diagnostic businesses used in the valuation of the in-process technology started at 28% and declined to 4% during the course of the estimation period which was from the date of the acquisition (July 1, 1997) through 2010. Revenues for these businesses from the date of the acquisition (July 1, 1997) through December 31, 1998 have remained relatively flat, reflecting a decline in revenues related to the radioimmunoassay product lines substantially offset by an increase in revenues in the non-isotopic assay product lines. The industry has been shifting away from the use of radioimmunoassay products in favor of non-isotopic assay products.

      Operating expense percentages used in the valuation of the in-process technology ranged from 80% to 60% during the course of the estimation period. Operating expense percentages for these businesses from the date of the acquisition (July 1, 1997) through December 31, 1998 were in excess of 100% reflecting the rapidly declining market for radioimmunoassay products and the impact of delays experienced in the development and delivery to market of the in-process technologies. The causes for the delays are further described below.

      Revenues projected to be derived from in-process technologies for the period from July 1, 1997 (date of acquisition) to December 31, 1998 were significantly less than originally projected. This shortfall in revenue is attributable to delays experienced in the development and delivery to market of the technologies which were in process at the time of acquisition of the businesses by American Standard. The delays are attributable to two principal factors. Based upon a reevaluation of the business strategy in early 1998, the newly appointed senior management concluded that it was more advantageous to modify the in-process technologies from use on an open platform basis to use on the Company's proprietary equipment, Copalis. As a result, project schedules were extended substantially to allow for training on the new diagnostic equipment and adaptation of the in-process technologies. Additionally, to a lesser extent, the process of integrating the separately acquired medical businesses of Sorin and Incstar with the smaller medical technology development operation already owned by American Standard, to form one cohesive operation managed by American Standard, resulted

================================================================================

in the loss of some technical expertise which in turn caused disruptions in the development efforts. The length of delay will vary by each discrete product as the development and roll-out is influenced by a variety of factors including allocation of resources, prioritization of business objectives and shifts in use of changing technologies within the marketplace; however, on average the delays are expected to range from 18 to 24 months. If the in-process projects contemplated in the valuation of the acquired medical businesses are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the amount of the Incstar and Sorin purchase price allocated to goodwill may become impaired.

      The discount rate selected for the in-process technologies was 26% for both Incstar and Sorin. In selecting appropriate discount rates, consideration was given to (i) the weighted average cost of capital ("WACC"; 17%) and (ii) the weighted average return on assets (approximately 20% to 24%). The discount rate utilized for the in-process technologies was determined to be higher than American Standard's WACC because the in-process technologies had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than American Standard's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

      MARKET RISK

The Company is exposed to foreign currency fluctuations and interest rate changes. From time to time the Company enters into agreements to reduce its foreign currency and interest rate risks. Such agreements hedge specific transactions or commitments. The Company does not enter into speculative hedges.

      The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan, Australia and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 33 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly mitigated by the denomination in foreign currencies of a portion of the Company's borrowings.

      A portion of the Company's debt bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). As of December 31, 1998, $1.1 billion of the Company's total debt bore interest at variable rates. It has been the Company's practice to maintain a significant portion of its debt at fixed rates of interest. As of December 31, 1998, approximately 53% of the Company's total debt was at fixed rates.

      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Products' and Plumbing Products' markets; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company's markets; pricing changes to the Company's supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products and the inability to obtain regulatory approvals for one or more of the Company's potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company's German legal counsel; risks and costs related to the Year 2000 software issue; the planned redemption of debt; the impact of the Far East economic situation; and transactions or other events affecting the need for, timing and extent of the Company's capital expenditures.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

================================================================================

The accompanying consolidated balance sheet at December 31, 1998 and 1997, and related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company's financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.

Emmanuel A. Kampouris
Chairman, President and
Chief Executive Officer

George H. Kerckhove
Vice President and
Chief Financial Officer

G. Ronald Simon
Vice President and
Controller

February 19, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
American Standard Companies Inc.

We have audited the accompanying consolidated balance sheet of American Standard Companies Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Ernst & Young LLP
New York, New York
February 19, 1999

CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================

American Standard Companies Inc.

Year Ended December 31, (Dollars
in thousands, except share data)                                     1998            1997            1996
Sales                                                        $  6,653,881    $  6,007,509    $  5,804,561
---------------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                                 5,002,771       4,481,915       4,379,765
  Selling and administrative expenses                           1,092,921         979,036         905,427
  Restructuring and asset impairment charges                      200,300              --              --
  Write-off of purchased research and development                      --          90,300              --
  Asset impairment loss                                                --              --         235,234
  Other expense                                                     4,076          27,254          28,337
  Interest expense                                                188,437         192,216         198,192
---------------------------------------------------------------------------------------------------------
                                                                6,488,505       5,770,721       5,746,955
---------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                 165,376         236,788          57,606
Income taxes                                                      131,784         116,928         104,324
---------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                            33,592         119,860         (46,718)
Extraordinary loss on retirement of debt, net of taxes            (49,909)        (23,637)             --
---------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shares                $    (16,317)   $     96,223    $    (46,718)
=========================================================================================================

Per common share:
  Basic:
    Income (loss) before extraordinary item                  $        .47    $       1.62    $       (.60)
    Extraordinary loss on retirement of debt, net of taxes           (.70)           (.32)             --
---------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $       (.23)   $       1.30    $       (.60)
=========================================================================================================

  Diluted:
    Income (loss) before extraordinary item                  $        .46    $       1.57    $       (.60)
    Extraordinary loss on retirement of debt, net of taxes           (.68)           (.31)             --
---------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $       (.22)   $       1.26    $       (.60)
=========================================================================================================

Average outstanding common shares:
    Basic                                                      71,729,541      73,801,220      77,986,511
    Diluted                                                    73,672,018      76,167,486      77,986,511

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

================================================================================

American Standard Companies Inc.

At December 31, (Dollars in thousands, except share data)               1998           1997
ASSETS
Current assets:
  Cash and cash equivalents                                      $    64,824    $    28,772
  Accounts receivable, less allowance for doubtful
    accounts - 1998, $34,991; 1997, $30,226                          938,846        831,285
  Inventories                                                        458,099        430,773
  Future income tax benefits                                          42,751         40,048
  Other current assets                                                86,741         62,392
-------------------------------------------------------------------------------------------
    Total current assets                                           1,591,261      1,393,270
Facilities, at cost, net of accumulated depreciation               1,240,959      1,139,184
Other assets:
  Goodwill, net of accumulated amortization - 1998,
    $250,893; 1997, $225,020                                         832,789        844,238
  Debt issuance costs, net of accumulated amortization - 1998,
    $9,542; 1997, $11,718                                             40,225         22,516
  Other                                                              450,930        364,842
-------------------------------------------------------------------------------------------
                                                                 $ 4,156,164    $ 3,764,050
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Loans payable to banks                                         $   731,972    $   718,412
  Current maturities of long-term debt                               168,682         30,459
  Accounts payable                                                   544,489        466,119
  Accrued payrolls                                                   203,554        179,635
  Other accrued liabilities                                          586,493        400,871
  Taxes on income                                                    115,395         45,717
-------------------------------------------------------------------------------------------
    Total current liabilities                                      2,350,585      1,841,213
Long-term debt                                                     1,527,518      1,550,772
Other long-term liabilities:
  Reserve for postretirement benefits                                477,938        437,651
  Deferred tax liabilities                                            48,327         94,961
  Other                                                              452,780        449,236
-------------------------------------------------------------------------------------------
    Total liabilities                                              4,857,148      4,373,833
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, 2,000,000 shares authorized;
    none issued and outstanding
  Common stock, $.01 par value, 200,000,000 shares
    authorized; shares issued and outstanding - 1998,
    69,924,615; 1997, 71,962,713                                         699            720
  Capital surplus                                                    594,041        586,968
  Subscriptions receivable                                                --            (61)
  Treasury stock                                                    (379,607)      (309,553)
  Accumulated deficit                                               (691,581)      (675,264)
  Foreign currency translation effects                              (224,536)      (212,593)
-------------------------------------------------------------------------------------------
    Total stockholders' deficit                                     (700,984)      (609,783)
-------------------------------------------------------------------------------------------
                                                                 $ 4,156,164    $ 3,764,050
===========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

American Standard Companies Inc.

Year Ended December 31, (Dollars in thousands)                           1998           1997            1996
Cash provided (used) by:
  Operating activities:
    Income (loss) before extraordinary item                       $    33,592    $   119,860    $   (46,718)
    Non-cash restructuring charges                                     88,688             --             --
    Write-off of purchased in-process research and development             --         90,300             --
    Asset impairment loss                                                  --             --        235,234
    Depreciation                                                      134,529        124,855        117,951
    Amortization of goodwill and other intangibles                     55,519         39,107         27,580
    Non-cash interest                                                  31,599         59,857         61,794
    Non-cash stock compensation                                         6,228          9,930         31,201
    Changes in assets and liabilities:
      Accounts receivable                                             (94,133)       (40,652)       (25,479)
      Inventories                                                     (31,562)       (22,538)       (32,499)
      Accounts payable and accrued payrolls                            90,033         18,739        (21,356)
      Postretirement benefits                                          14,721          8,578         19,770
      Other long-term liabilities                                      (1,002)        46,785         24,455
      Other, net                                                       84,530        (59,437)       (39,172)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                           412,742        395,384        352,761
-----------------------------------------------------------------------------------------------------------
  Investing activities:
    Purchases of property, plant and equipment                       (255,300)      (245,258)      (212,179)
    Investments in affiliated companies                               (22,432)       (56,925)       (15,321)
    Acquisition of medical diagnostics businesses                          --       (212,270)            --
    Proceeds from disposals of property, plant and equipment           30,743         19,099         15,105
    Other                                                             (16,507)        18,696          6,293
-----------------------------------------------------------------------------------------------------------
  Net cash (used) by investing activities                            (263,496)      (476,658)      (206,102)
-----------------------------------------------------------------------------------------------------------
  Financing activities:
    Proceeds from issuance of long-term debt                        1,012,129        401,538          6,912
    Repayments of long-term debt, including redemption premiums      (996,578)      (655,335)       (73,429)
    Net change in revolving credit facilities                         (23,860)       622,559       (106,332)
    Net change in other short-term debt                                 4,912          8,673        (13,627)
    Purchases of treasury stock                                       (83,667)      (310,654)            --
    Proceeds from exercise of stock options                             7,724          7,644          4,069
    Minority partners' contributions to PRC venture                        --          5,920         18,165
    Financing costs and other                                         (33,984)       (24,019)       (10,355)
-----------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                   (113,324)        56,326       (174,597)
Effect of exchange rate changes on cash and cash equivalents              130         (5,979)        (1,067)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   36,052        (30,927)       (29,005)
Cash and cash equivalents at beginning of period                       28,772         59,699         88,704
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $    64,824    $    28,772    $    59,699
===========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

================================================================================

American Standard Companies Inc.

(Dollars in thousands)                                                                                   Foreign
                                                                                                        Currency      Compre-
                                      Common      Capital   Subscriptions   Treasury    Accumulated  Translation      hensive
                                       Stock      Surplus      Receivable      Stock        Deficit      Effects       Income
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995       $     767    $ 509,218       $    (629)   $      --    $(724,769)   $(174,650)
  Net loss                                --           --              --           --      (46,718)          --    $ (46,718)
  Foreign currency translation            --           --              --           --           --        1,492        1,492
                                                                                                                    ---------
    Total comprehensive income                                                                                      $ (45,226)
                                                                                                                    =========

  Stock options exercised
    including tax benefit                  2        5,342              --           --           --           --
  Common stock repurchased                17       49,313              --           --           --           --
  Payments on subscriptions               --           --             234           --           --           --
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996             786      563,873            (395)          --     (771,487)    (173,158)
  Net income                              --           --              --           --       96,223           --    $  96,223
  Foreign currency translation            --           --              --           --           --      (39,435)     (39,435)
                                                                                                                    ---------
    Total comprehensive income                                                                                      $  56,788
                                                                                                                    =========


  Treasury stock purchased               (70)          --              --     (310,654)          --           --
  Stock options exercised
    including tax benefit                  4        8,717              --           --           --           --
  Other common stock issued
    and tax benefits                      --       14,378              --        1,101           --           --
  Payments on subscriptions               --           --             334           --           --      (39,435)
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997             720      586,968             (61)    (309,553)    (675,264)    (212,593)
  Net loss                                --           --              --           --      (16,317)          --    $ (16,317)
  Foreign currency translation            --           --              --           --           --      (11,943)     (11,943)
                                                                                                                    ---------
    Total comprehensive income                                                                                      $ (28,260)
                                                                                                                    =========


  Treasury stock purchased               (28)          --              --      (88,707)          --           --
  Stock options exercised
    including tax benefit                  4       11,910              --           --           --           --
  Common stock issued to
    Employee Stock Purchase Plan           2       (2,486)             --        8,711           --           --
  Other common stock issued                1       (2,351)             --        9,942
  Payments on subscriptions               --           --              61           --           --           --
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $     699    $ 594,041       $      --    $(379,607)   $(691,581)   $(224,536)
================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

      NOTE 1. DESCRIPTION OF THE COMPANY

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

      American Standard is a global manufacturer of high quality, brand-name products in three major product groups: air conditioning systems for commercial, institutional and residential buildings; plumbing fixtures and fittings for bathrooms and kitchens; and braking and control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles. In 1997 the Company formed a medical diagnostics segment (see Note 3). Information on the Company's operations by segment and geographic area is included on pages 14, 46 and 47 of this report.

      NOTE 2. ACCOUNTING POLICIES

Financial Statement Presentation -- The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company's equity in undistributed earnings.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to postretirement benefits, income taxes, warranties and asset lives.

Foreign Currency Translation -- Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders' equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Operations, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

      The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $6.5 million in 1998, $4.2 million in 1997 and $2.3 million in 1996.

Revenue Recognition -- Sales are recorded when shipment occurs and title passes to a customer.

Cash Equivalents -- Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Inventories -- Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

Facilities -- The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are charged against income as incurred.

Goodwill -- Goodwill is being amortized over 40 years. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

Debt Issuance Costs -- The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

Warranties -- The Company provides for estimated warranty costs at the time of sale. Revenues from the sales of extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts. Warranty obligations beyond one year are included in other long-term liabilities.

Postretirement Benefits -- Postretirement pension benefits are provided for substantially all employees of the Company, both in the United States and abroad. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees.

================================================================================

Such benefits are accounted for on an accrual basis using actuarial assumptions.

Depreciation -- Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group.

Research and Development Expenses -- Research and development costs are expensed as incurred. The Company expended approximately $167 million in 1998, $161 million in 1997 and $160 million in 1996 for research activities and product development and for product engineering. Expenditures for research and product development only were $105 million, $112 million and $101 million in the respective years.

Income Taxes -- Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

Advertising Expense -- The cost of advertising is expensed as incurred. The Company incurred $91 million, $111 million and $88 million of advertising costs in 1998, 1997 and 1996, respectively.

Earnings Per Share -- Basic earnings per share have been computed using the weighted average number of common shares outstanding. For 1998 and 1997 the average number of outstanding common shares used in computing diluted earnings per share included 1,942,477 and 2,366,266 average incremental shares, respectively, from the assumed exercise of stock options issued under the Company's Stock Incentive Plan (see Note 11). For 1996, the computation of diluted earnings per share excludes 1,767,399 potentially dilutive shares because inclusion would have been antidilutive to the per-share loss before extraordinary item and the per-share net loss.

Comprehensive Income -- In 1998, the Company adopted Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Deficit. The Company's investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

Financial Instruments with Off-Balance-Sheet Risk -- The Company from time to time enters into agreements to reduce its foreign currency and interest rate risks. Gains and losses from underlying rate changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are deferred as a component of foreign currency translation effects in stockholders' equity or included as a component of the transaction (see Note 10).

Stock Based Compensation -- The Company grants to employees options to acquire a fixed number of shares of the Company's common stock with an exercise price equal to the market value of the shares at the date of grant. Accordingly, the Company recognizes no compensation expense for stock option grants under APB Opinion No. 25, Accounting for Stock Issued to Employees.

      NOTE 3. ACQUISITION OF MEDICAL DIAGNOSTICS BUSINESSES

In January 1997 the Company formed its Medical Systems Segment to develop and market medical diagnostics technology and equipment. The Company had previously supported the development of two medical diagnostics ventures focusing on test instruments using laser technology and reagents. On June 30, 1997, the Company acquired the European medical diagnostic business of Sorin Biomedica S.p.A. and INCSTAR Corporation. The aggregate cost of the acquisitions was approximately $212 million, including fees and expenses, and was funded with borrowings under the 1997 Credit Agreement. The transaction was accounted for as a purchase, and $90 million of the purchase price was allocated to the value of in-process research and development and written off in the third quarter of 1997 (for which there was no tax benefit). Approximately $69 million of goodwill resulted after allocation of the purchase price to the fair value of assets acquired and liabilities assumed. Since the acquisition was not material to the Company's financial position or results of operations, pro forma financial information is not presented.

      NOTE 4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In 1998, the Company committed to restructuring plans designed to achieve lower product costs and improved efficiency. Key elements of the plans include the transfer of significant manufacturing capacity to locations with lower labor costs and the sale of certain assets. In connection therewith, the Company determined that certain long-lived assets were impaired. Accordingly, in 1998 the Company recorded charges totaling $200 million ($186 million net of tax benefits, or $2.52 per diluted share), including $185 million for Plumbing

================================================================================

Products, $7 million for Air Conditioning Products, $5 million for Automotive Products and $3 million for Medical Systems.

      The Plumbing Products charge of $185 million reflects the closure of five plants in Europe and two in North America. The charge includes a loss on the sale of the French plumbing distribution operations, costs related to a workforce reduction of approximately 1,600 people and, applying the criteria of FAS 121, write-downs of impaired fixed assets and related goodwill.

      The Air Conditioning Products charge of $7 million involves the closure of one plant in Australia, one plant in Europe, and a workforce reduction of 115 people. The Automotive Products charge of $5 million primarily reflects a workforce reduction of 75 people in Europe related to having certain machining work done by low-cost outside vendors rather than in the Company's own facilities and the closure of three small plants. A restructuring charge of $3 million was also recorded for Medical Systems, relating to asset write-offs and severance payments.

      The Company recorded $35 million ($29 million net of tax) of these charges in the third quarter of 1998 and $165 million ($157 million net of tax) in the fourth quarter of 1998.

      Components of the restructuring and asset impairment charges are (dollars in millions):

================================================================================

                                                                         Balance
                                           Initial    Non-cash    Paid  Dec. 31,
                                            Charge   Write-off  in 1998     1998
--------------------------------------------------------------------------------
Termination payments
   to employees                             $ 49.8      $   --   $ 10.4   $ 39.4
Other employee
   related costs                              33.6          --      4.3     29.3
Facilities:
   Write-downs, including
     related goodwill of
     $31.3 million(a)                         72.4        72.4       --       --
   Site preparation costs                     15.9          --       --     15.9
Loss on sale of French
   distribution business,
   including goodwill of
   $12.3 million                              19.1        14.9      3.6       .6
Other                                          9.5         1.4       .2      7.9
--------------------------------------------------------------------------------
                                            $200.3      $ 88.7   $ 18.5   $ 93.1
================================================================================

(a) The goodwill write-down of $31.3 million related to the facilities write-down was associated with the French plumbing manufacturing operations. Based on the Company's decision to restructure its French plumbing business, which included the sale of its distribution business and the closure of three manufacturing facilities, management determined that the long-lived assets, including goodwill, of its remaining French manufacturing operations might have been impaired. Accordingly, management estimated the undiscounted future cash flows of these operations to be less than the carrying amount of the long-lived assets. This resulted in a write-down which included $31.3 million of goodwill.

      Closure of all facilities affected is expected to be completed by the end of 1999. The charge of $200.3 million is comprised of non-cash asset write-downs of $88.7 million and accrued charges of $111.6 million. Of the $93.1 million unpaid balance of accrued charges as of December 31, 1998, the Company expects that $75 million will be paid by the end of 1999 and the remainder in 2000.

      The accrued termination payments to employees include only severance payments after termination. Other employee related costs include negotiated supplemental payments to pension funds and other payments to union organizations for the benefit of terminated employees. Of the 1,800 employees being terminated, approximately 1,500 are hourly factory workers and 300 are salaried administrative personnel. As of December 31, 1998, approximately 260 employees had been terminated.

      The facilities being closed and written down include eight owned and four leased manufacturing plants, and the related manufacturing equipment. The owned plants are being held for disposal and, accordingly, were written down to the lower of carrying amount or fair value, less costs to sell. Two of those facilities will be demolished and the land held for sale. Leases on the four rented facilities will be terminated upon payment of obligations specified or negotiated under the lease contracts. Manufacturing equipment being scrapped was written off and equipment being sold has been written down to the lower of carrying amount or fair value, less costs to sell. The net carrying value of land, buildings and equipment held for sale as of December 31, 1998 was $13 million. The closure of certain facilities necessitates the investigation of potential environmental contamination or the legal or regulatory requirement to remediate the facility. In addition, the sale of one facility contractually obligates the Company to demolish and remediate the site. These costs are included in site preparation costs in the table above.

      The French plumbing distribution business was sold in October 1998 as part of the restructuring plan. In 1998 that business generated $80 million of sales and an operating loss of $6 million.

      Approximately one-half of other restructuring costs is leasehold termination costs, with the remainder consisting of cash grants forfeited upon closure of a facility in Italy, inventory write-off and other miscellaneous costs.

      The tax benefit on the total charge is at lower than normal rates because the goodwill write-off is not deductible for tax purposes and in certain countries the tax benefits on these charges are not expected to be realized.

================================================================================

      NOTE 5. OTHER EXPENSE

Other income (expense) was as follows:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                   1998        1997        1996
--------------------------------------------------------------------------------
Interest Income                                 $   6.9     $   5.9     $   6.2
Equity in net income of
   unconsolidated joint ventures                   27.4        11.9         2.6
Minority interest                                  (1.5)      (10.1)      (11.7)
Accretion expense                                 (22.9)      (26.7)      (29.3)
Foreign exchange gain (loss)                       (6.7)       (2.2)        2.1
Other, net                                         (7.3)       (6.1)        1.8
--------------------------------------------------------------------------------
                                                $  (4.1)    $ (27.3)    $ (28.3)
================================================================================

      The Company has investments in affiliates that are accounted for on the equity method. The more significant of these investments is Meritor WABCO Vehicle Control Systems ("Meritor/WABCO"). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck and bus manufacturers and aftermarket distribution for Automotive Products' anti-lock braking systems.

      Following is summarized financial information for Meritor/WABCO:

================================================================================

For the Year Ended December 31, (Dollars in millions)

                                                        1998      1997      1996
--------------------------------------------------------------------------------
Condensed statement of operations
Sales                                                 $226.2    $113.2    $ 66.5
Gross profit                                            63.7      31.8      17.1
Net income                                              47.2      19.6       6.7
Company's equity in net income                          23.6       9.8       3.4


As of December 31,

                                                        1998      1997
--------------------------------------------------------------------------------
Condensed balance sheet
Current assets                                         $55.1     $34.6
Noncurrent assets                                        2.4       2.3
Current liabilities                                     35.7      18.3
Net assets                                              21.8      18.6
Company's equity in net assets                          10.9       9.3

      NOTE 6. POSTRETIREMENT BENEFITS

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("FAS 132"), which improves and standardizes disclosures about pensions and other postretirement benefits. FAS 132 addresses disclosure issues only and does not change the measurement or recognition provisions required in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

      The Company sponsors postretirement pension benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. The ESOP is an individual account, defined contribution plan. Shares of the Company's common stock held by the ESOP are allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's 401(k) savings plan by employees). The Company has funded basic and matching allocations to the ESOP accounts through weekly contributions of cash since May 1997. Prior to that date, the Company funded the ESOP with shares of the Company's common stock based upon the closing price each Friday for shares of the Company's common stock quoted on the New York Stock Exchange. The Company intends to fund the ESOP in future years through contributions of cash or shares of the Company's common stock.

      Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the United States the Company also provides various postretirement health care and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. Accretion expense is the implicit interest cost associated with amounts accrued and not funded and is included in "other expense". At December 31, 1998, funded plan assets related to pensions were held primarily in fixed income and equity funds. Postretirement health and life insurance benefits are funded as incurred.

================================================================================

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997:

================================================================================

                                                      1998        1998          1998         1997         1997         1997
---------------------------------------------------------------------------------------------------------------------------

(Dollars in millions)                                          Domestic                               Domestic
                                                  Domestic     Health &      Foreign     Domestic     Health &      Foreign
                                                   Pension    Life Ins.      Pension      Pension    Life Ins.      Pension
                                                  Benefits     Benefits     Benefits     Benefits     Benefits     Benefits
Reconciliation of benefit obligation
Obligation at beginning of year                     $407.0       $191.4       $476.1       $373.9       $179.1       $482.6
Service cost                                           9.5          5.8         21.2          8.4          4.7         17.9
Interest cost                                         28.2         13.1         25.6         26.9         12.9         27.0
Participant contributions                               --          4.0          2.1           --          4.7          1.7
Plan amendments                                        6.9           --           --          0.1          0.1          1.6
Actuarial loss                                        21.5          3.4         18.0         20.9          5.3         24.2
Acquisitions                                            --           --           --          3.6           --           --
Benefit payments                                     (27.6)       (15.9)       (27.7)       (26.8)       (15.4)       (32.4)
Foreign exchange effects                                --           --         19.3           --           --        (46.5)
---------------------------------------------------------------------------------------------------------------------------
Obligation at end of year                           $445.5       $201.8       $534.6       $407.0       $191.4       $476.1
===========================================================================================================================

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year      $386.0       $   --       $241.6       $323.0       $   --       $228.6
Actual return on assets                               69.9           --         27.5         72.8           --         34.6
Employer contributions                                11.7         11.9         21.0         17.0         10.7         23.6
Participant contributions                               --          4.0          2.1           --          4.7          1.7
Benefit payments                                     (27.6)       (15.9)       (27.7)       (26.8)       (15.4)       (32.4)
Foreign exchange effects                                --           --         (2.1)          --           --        (14.5)
---------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $440.0       $   --       $262.4       $386.0       $   --       $241.6
===========================================================================================================================

Funded Status at December 31
Funded status                                       $ (5.5)      $(201.8)     $(272.2)     $(21.0)      $(191.4)     $(234.5)
Unrecognized prior service cost                       27.7         (8.8)         8.2         23.7         (9.5)         8.2
Unrecognized net actuarial (gain) loss               (72.5)        31.4         (8.2)       (56.4)        28.7        (12.8)
---------------------------------------------------------------------------------------------------------------------------
Net amount recognized                               $(50.3)      $(179.2)     $(272.2)     $(53.7)      $(172.2)     $(239.1)
===========================================================================================================================

================================================================================

The following tables provide a summary of plans with assets in excess of accumulated benefit obligations and plans with accumulated benefit obligations in excess of assets for the foreign and domestic pension benefits as of December 31:

================================================================================

                                                             1998           1998         1997             1997
--------------------------------------------------------------------------------------------------------------
                                                        Assets in    Accumulated    Assets in      Accumulated
                                                        Excess of        Benefit    Excess of          Benefit
                                                      Accumulated    Obligations   Accumulated     Obligations
                                                          Benefit   in Excess of       Benefit    in Excess of
                                                      Obligations         Assets   Obligations          Assets
Domestic pension benefits
Projected benefit obligation                          $     421.2    $      24.3    $     385.1    $      21.9
Accumulated benefit obligation                              413.7           18.1          378.0           16.5
Fair value of plan assets                                   440.0             --          386.0             --
Accrued benefit liabilities                                 (30.9)         (19.4)         (36.5)         (17.2)

Foreign pension benefits
Projected benefit obligation                          $     214.4    $     320.2    $     188.8    $     287.3
Accumulated benefit obligation                              191.1          289.9          167.8          260.0
Fair value of plan assets                                   240.1           22.3          221.5           20.1
Prepaid benefit costs (accrued benefit liabilities)          39.4         (311.6)          39.1         (278.2)

--------------------------------------------------------------------------------

     The projected benefit obligation for postretirement benefits was determined using the following assumptions:

================================================================================

                                                          1998          1998           1997          1997
---------------------------------------------------------------------------------------------------------

                                                      Domestic       Foreign       Domestic       Foreign

Weighted-average assumptions as of December 31:
Discount rate                                            6.75%   3.00%-6.50%          7.00%   3.75%-7.00%
Long-term rate of inflation                              2.80%    0.5%-1.80%          2.80%    .05%-3.80%
Merit and promotion increase                             1.70%         1.70%          1.70%         1.70%
Rate of return on plan assets                            9.00%   4.00%-8.25%          9.00%   4.50%-8.25%

      The weighted-average annual assumed rate of increase in the health care cost trend rate is 5% for 1999 and is assumed to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

================================================================================

(Dollars in millions)

                                                       1% Increase   1% Decrease
--------------------------------------------------------------------------------
Effect on the health care component of
  accumulated postretirement obligation                      $14.1         $13.2
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                                   $ 2.8         $ 2.5

================================================================================

================================================================================

      Total postretirement costs were:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                          1998     1997     1996
--------------------------------------------------------------------------------
Pension benefits                                        $ 42.1   $ 39.5   $ 41.7
Health and life insurance benefits                        18.8     17.2     17.4
--------------------------------------------------------------------------------
Defined benefit plan cost                                 60.9     56.7     59.1
Defined contribution plan cost,
   principally ESOP                                       39.9     32.1     31.2
--------------------------------------------------------------------------------
Total postretirement cost, including
   accretion expense                                    $100.8   $ 88.8   $ 90.3
--------------------------------------------------------------------------------

      Postretirement cost had the following components:

================================================================================

                                                       1998       1998       1997       1997       1996       1996
------------------------------------------------------------------------------------------------------------------

Year Ended December 31, (Dollars in millions)                 Health &              Health &              Health &
                                                    Pension  Life Ins.    Pension  Life Ins.    Pension  Life Ins.
                                                   Benefits   Benefits   Benefits   Benefits   Benefits   Benefits
Service cost-benefits earned during the period      $  30.7    $   5.8    $  26.3    $   4.7    $  24.5    $   4.7
Interest cost on the projected benefit obligation      53.8       13.1       53.9       12.9       55.6       12.5
Less assumed return on plan assets:
   Actual return on plan assets                       (97.4)        --     (107.4)        --      (64.0)        --
   Excess asset gain deferred                          49.4         --       63.2         --       22.7         --
------------------------------------------------------------------------------------------------------------------
                                                      (48.0)        --      (44.2)        --      (41.3)        --
Amortization of prior service cost                      4.0        (.7)       3.0        (.7)       2.2        (.6)
Amortization of net (gain) loss                          .4         .6         .5         .3         .7         .8
------------------------------------------------------------------------------------------------------------------
Defined benefit plan cost                              40.9       18.8       39.5       17.2       41.7       17.4
------------------------------------------------------------------------------------------------------------------
Curtailment loss                                        1.2         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------
No defined benefit plan cost after curtailments     $  42.1    $  18.8    $  39.5    $  17.2    $  41.7    $  17.4
==================================================================================================================
Accretion expense reclassified to "other expense"   $   9.8    $  13.1    $  13.8    $  12.9    $  16.8    $  12.5
==================================================================================================================

Amortization of prior service costs are computed on the straight-line method over the average remaining service period of active participants.

================================================================================

      NOTE 7. INCOME TAXES

The Company's income (loss) before income taxes and extraordinary item, and the applicable provision (benefit) for income taxes were:

================================================================================

Year Ended December 31, (Dollars in millions)

                                              1998         1997         1996
--------------------------------------------------------------------------------
Income (loss) before income taxes and
  extraordinary item:
     Domestic                               $183.2(a)    $145.7(b)    $162.6
     Foreign                                 (17.8)(a)     91.1(b)    (105.0)(c)
--------------------------------------------------------------------------------
                                            $165.4       $236.8       $ 57.6
================================================================================

Provision (benefit) for income taxes:
     Current:
       Domestic                             $ 82.2       $ 96.2       $ 48.2
       Foreign                               113.9         67.5         70.2
--------------------------------------------------------------------------------
                                             196.1        163.7        118.4
     Deferred:
       Domestic                              (67.3)       (42.9)        (4.2)
       Foreign                                 3.0         (3.9)        (9.9)
--------------------------------------------------------------------------------
                                             (64.3)       (46.8)       (14.1)
--------------------------------------------------------------------------------
     Total provision                        $131.8       $116.9       $104.3
================================================================================

(a) Includes $200.3 million of restructuring expense in 1998: domestic $22 million; foreign $178.3 million. Associated tax benefits were $14.5 million: domestic $8.5 million; foreign $6.0 million.
(b) Includes $90.3 million write-off of purchased research and development in 1997: domestic $32 million; foreign $58 million.
(c) Includes a foreign asset impairment loss in 1996 of $235.2 million.

      A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 1998, 1997 and 1996 to the income (loss) before income taxes and extraordinary item is as follows:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                       1998      1997      1996
--------------------------------------------------------------------------------
Tax provision at statutory rate                      $ 57.9    $ 82.9    $ 20.2
Increase (decrease) in valuation
  allowance                                            41.4     (27.4)    (13.0)
Nondeductible goodwill amortization
  and goodwill write-offs                              23.5       8.3       8.3
Reversal of deferred taxes on
  foreign investments                                 (50.1)       --        --
Other foreign tax effects                              53.5      14.6       5.5
Nondeductible write-off of purchased
  research and development                               --      31.6        --
Nondeductible asset impairment loss                      --        --      82.3
State tax provision                                     1.3       1.8       1.3
Other, net                                              4.3       5.1       (.3)
--------------------------------------------------------------------------------
Total provision                                      $131.8    $116.9    $104.3
================================================================================

      The increase in the valuation allowance in 1998 of $41.4 million was primarily attributable to the generation of foreign net operating loss carryforwards (related to restructuring charges) that are not expected to be realized. The decrease in the valuation allowance in 1997 of $27.4 million, net of a $12.4 million valuation allowance on the generation of foreign net operating loss carryforwards and foreign tax credit carryforwards, was primarily attributable to the fact that management believes it is more likely than not that all of the net domestic deferred tax assets will be realized. The decrease in the valuation allowance in 1996 of $13.0 million was net of a $10.8 million valuation allowance provided on future tax benefits on certain foreign operations.

      In 1991, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the Company provided $50.1 million of deferred U.S. taxes with respect to a transaction which had the effect of reducing the U.S. tax basis, but not the book basis of its investment in a foreign subsidiary. Under existing U.S. tax law, no mechanism was available in 1991 or future years to eliminate this outside book and tax basis difference without incurring $50.1 million of U.S. tax cost. Therefore, the Company provided $50.1 million to reflect this future U.S. tax liability. In December 1998 the Company completed legal

================================================================================

reorganizations of certain foreign operations. These reorganizations, coupled with two new U.S. tax law changes that were made effective from January 1997 and July 1998, respectively, provided the Company with the opportunity to make a tax election to treat, for U.S. tax purposes only, certain significant foreign operations as a branch rather than a subsidiary without incurring any U.S. tax cost. This election gives the Company greater future consistency with respect to U.S. and foreign taxation of the subject businesses. This election also eliminated the difference between the book and tax basis in the foreign subsidiary. As a result, the $50.1 million deferred U.S. tax provided in 1991 was reversed as of December 31, 1998. The other foreign tax effects in 1998 of $53.5 million include a loss contingency related to certain German tax matters, rate differences and withholding taxes.

      The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                                 1998      1997
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Facilities (accelerated depreciation, capitalized
     interest and purchase accounting differences)             $122.0    $115.4
   Inventory (LIFO and purchase accounting
     differences)                                                (2.3)     (1.9)
   Employee benefits                                              7.0       6.7
   Foreign investments                                             --      50.1
   Other                                                         49.0      46.5
--------------------------------------------------------------------------------
                                                                175.7     216.8
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement benefits                                      133.5     136.8
   Warranties                                                    76.3      66.0
   Foreign net operating losses and
     tax credits                                                 99.0      57.6
   Reserves                                                      69.9      49.9
   Other                                                          6.1       9.9
   Valuation allowances                                         (99.0)    (57.6)
--------------------------------------------------------------------------------
                                                                285.8     262.6
--------------------------------------------------------------------------------
   Net deferred tax assets                                     $110.1    $ 45.8
================================================================================

      In 1997, the valuation allowance with respect to U.S. deferred tax assets was entirely eliminated because of higher levels of taxable income in the U.S. in 1997 and in 1998. Deferred tax assets related to foreign tax credits and foreign net operating loss carryforwards have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income as well as on income in the legal entity which gave rise to tax losses. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

      As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. It is impracticable because of the complex legal structure of the Company and the numerous tax jurisdictions in which the Company operates to determine such deferred taxes.

      Cash taxes paid were $117 million, $105 million, and $135 million in the years 1998, 1997 and 1996, respectively.

      As a result of audits of the Company's German subsidiaries by The State Finance Administration for the State of North Rhine Westphalia, Germany (the "German Tax Authority") for the periods 1984 through 1990 and 1991 through 1994, the Company has previously received two assessments for the 1984-1990 audit period which the Company has been contesting. The Company believes, based on the opinion of external German legal counsel, that the Company's German tax returns are substantially correct as filed and that any adjustments would be inappropriate. Unless the Company is otherwise able to reach a satisfactory resolution of these matters with the German Tax Authorities, the Company intends to contest vigorously the pending assessments and any other amounts that may be assessed.

      The first assessment was issued in 1992 for approximately $18 million of combined corporation and trade taxes and claimed a disallowance of a deduction of interest expense related to an intercompany finance instrument. Later in 1992 the amount of the assessment was deposited with the German tax authorities as security for the disputed tax and a suit to recover that amount was promptly commenced and is currently pending before the Tax Court for the State of North Rhine-Westphalia in Cologne, Germany. As a result of making the deposit, no interest will accrue on the amount under dispute. The second assessment, received in March 1996, was for approximately $65 million of combined corporation and trade taxes. Were the Company not to prevail in its dispute of this assessment, the Company could be required to pay interest on the assessed amount of approximately $16 million as of December 31, 1998. Interest on assessed and unpaid taxes accrues, on a non-compounding basis, at the rate of six percent per annum commencing fifteen months after the end of the tax year for which the tax is assessed. The second assessment claimed

================================================================================

primarily that earnings of a Dutch subsidiary should have been recognized as income taxable in Germany. In early 1997, the German tax authority agreed to accept a partial deposit of $18 million in respect of the second assessment and the Company commenced an administrative appeal of the assessment with the German tax authority. The amounts paid in 1992 and 1997 were recorded as assets on the Company's consolidated balance sheets because the Company, expecting to prevail in litigation of these matters, would recover such amounts and, therefore, appropriately accounted for them as receivables. This position is based upon the opinion of the Company's external German legal counsel, referred to above, that the Company's German tax returns are substantially correct as filed and that adjustments would be inappropriate.

      In 1998, in connection with the development of the Company's plan to restructure certain of its European plumbing operations, including some located in Germany, the Company entered into discussions with certain German regulatory authorities which could have resulted in an offer to settle the primary issue under dispute with respect to the second assessment, including all corporation and trade taxes and accrued interest. To facilitate further discussions, certain agreed supplemental audit procedures were commenced in the second half of 1998 and completed in December 1998. In January 1999, it became evident that these efforts would not result in a settlement of any of the disputed taxes. In addition, on January 22, 1999 the Company's appeal of the second assessment and any offer of settlement was rejected. In February 1999, the Company filed notice of appeal with the German Tax Court and moved to join the Company's appeal of the first assessment with its appeal of the second assessment. In addition, the Company requested an order from the German tax authority staying the obligation to pay the amount of the second assessment during the pendency of the Company's appeal. On March 15, 1999, the staying order was granted. The Company has agreed to leave the amount already deposited with the German tax authority pending final resolution of the dispute. In the ordinary course, it is anticipated that litigation of the Company's appeal before the State Tax Court will require five to seven years and that any appeal thereafter to the federal Supreme German Tax Court would require an additional two or three years. Although the Company's proposal of settlement was rejected, the Company has continued to pursue settlement on the terms of the proposal.

      As a result of the replacement in Germany of the Christian Democratic party by the Social Democratic party following national elections in September 1998, the Company's discussions with German regulatory authorities and the completion of the supplemental audit in the fourth quarter of 1998 proving to be inconclusive, and the rejection by the German tax authorities of the Company's appeal request and settlement efforts in January 1999, the Company has recorded a loss contingency as of December 31, 1998 in the amount of the deposits related to the first and second assessments, related trade taxes and accrued interest thereon, which amount represents the amount for which the Company would have been willing to settle the issue related to the second assessment. Based on the opinion of the Company's external German legal counsel referred to above, the Company intends to vigorously contest and to litigate these disputed German tax matters, and no additional contingency with respect to such matters has been recorded.

      With respect to the 1991-1994 audit period, the Company engaged in significant transactions similar to those that gave rise to the assessments in the prior audit period and, with respect to a matter related to the intercompany instrument at issue in connection with the first assessment, the German tax auditors have proposed an adjustment of approximately $47 million. In addition, because the German tax authorities assessed additional taxes for the 1984-1990 audit period they might, after completing their audit of the later period, propose further adjustments for the 1991-1994 audit period related to the subject matter of the second assessment that might be as much as fifty percent higher than the amount of the assessments in the first audit period. Although the Company is unable to predict when the audit of its German tax returns for the 1991-1994 period will be complete or the amount of any additional taxes that may be assessed, the Company believes the audit may be completed prior to the end of 1999.

      If all matters currently under review by the German tax authorities were made the subject of assessments and either no orders staying the payment of such amounts following assessment or during the pendency of the Company's appeal were granted or the Company was finally determined to owe the full amount of all such taxes, the Company could be required to pay all assessed amounts plus accrued interest thereon, together with the amount of all related trade taxes. The total amount of any payments made with respect to the tax matters described above, and the timing thereof, could have a material adverse effect on the Company's liquidity, cash flow and/or results of operation and, consequently, impair the Company's competitive position. In addition, the Company might need to raise additional capital and no assurance can be given as to the availability of debt or equity financing if such need were to arise.

================================================================================

      NOTE 8. INVENTORIES

The components of inventories are as follows:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                               1998         1997
--------------------------------------------------------------------------------
Finished products                                            $269.1       $255.0
Products in process                                            97.3         86.8
Raw materials                                                  91.7         89.0
--------------------------------------------------------------------------------
Inventories at cost                                          $458.1       $430.8
================================================================================

The carrying cost of inventories approximates current cost.

      NOTE 9. FACILITIES

The components of facilities, at cost, are as follows:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                               1998         1997
--------------------------------------------------------------------------------
Land                                                       $   73.8     $   72.0
Buildings                                                     471.8        442.2
Machinery and Equipment                                     1,193.6      1,093.3
Improvements in progress                                      112.9        109.2
--------------------------------------------------------------------------------
Gross facilities                                            1,852.1      1,716.7
Less: accumulated depreciation                                611.1        577.5
--------------------------------------------------------------------------------
Net facilities                                             $1,241.0     $1,139.2
================================================================================

      NOTE 10. DEBT

In January 1997 the Company entered into the 1997 Credit Agreement which requires no repayment of principal prior to its expiration in 2002. This agreement provides the Company and certain subsidiaries (the "Borrowers") with senior secured credit facilities aggregating $1.75 billion to all Borrowers as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities") and (b) a $375 million multi-currency periodic access credit facility (the "Periodic Access Facility").

      Each loan outstanding under the Revolving Facilities is due at the end of each interest period (a maximum of six months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with applicable conditions of the 1997 Credit Agreement. Borrowings under the Revolving Facilities and the Periodic Access Facility bear interest at the London interbank offered rate ("LIBOR") plus 0.75%. This rate is subject to adjustment and will change based on the Company's financial leverage ratio.

      Excluding the 1997 Credit Agreement which expires in 2002, the amounts of long-term debt maturing in years 1999 through 2003 are: 1999 - $169 million; 2000 - $30 million; 2001 - $12 million; 2002 - $13 million and 2003 - $134 million.

      As of December 22, 1998, the Company completed an amendment to the 1997 Credit Agreement permitting American Standard to issue up to an additional $500 million in aggregate principal amount of senior or subordinated unsecured debt securities, lowering the interest coverage ratios and increasing the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was principally to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of capital expenditures, including the acquisition of the Bathrooms Division of Blue Circle Industries PLC. See Note 15 of Notes to Consolidated Financial Statements.

      In the first half of 1998, the Company completed public offerings of $1 billion principal amount of Senior Notes with interest rates ranging from 7 1/8% to 7 5/8% and maturity dates from 2003 to 2010. On June 1, 1998, the Company used the net proceeds of these offerings (approximately $963 million, net of underwriting discounts and interest rate hedge costs) to redeem its 10 1/2% Senior Subordinated Discount Debentures and 9 7/8% Senior Subordinated Notes. The total amount required to complete these redemptions, including call premiums, was $954 million, net of the effect of the settlement of certain interest rate swap transactions related to the Senior Subordinated Discount Debentures.

      On November 25, 1998, American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. jointly filed a shelf registration statement with the Securities and Exchange Commission (SEC) which was amended on February 16, 1999 and which is being reviewed by the SEC and has not yet been declared effective, covering $750 million of debt securities to be offered by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from the sale of such debt securities for general corporate purposes, which may include the repayment of outstanding debt, including debt incurred to finance the acquisition of the Bathrooms Division of Blue Circle Industries PLC, as well as for stock repurchases, certain investments, acquisitions, additions to working capital or capital expenditures.

      As a result of the redemption of debt in 1998 and 1997, the Consolidated Statement of Operations included extraordinary charges of $50 million (net of taxes of $7 million) and $24 million (net of taxes of $6 million), respectively including call premiums and the write-off of deferred debt issuance costs.

Short-term -- The Revolving Facilities provide for aggregate borrowings of up to $1.375 billion for general corporate purposes, of which up to $500 million may be used for the issuance of letters of credit and $40 million of which is available for same-day short-term borrowings. The Company currently pays a commitment fee of 0.1875% per annum on the

================================================================================

unused portion of the Revolving Facilities and a fee of 0.75% per annum plus issuance fees for letters of credit. At December 31, 1998, there were $673 million of borrowings outstanding under the Revolving Facilities and $61 million of letters of credit. Remaining availability under the Revolving Facilities was $638 million, which is available to redeem certain outstanding public debt securities of American Standard Inc. and for other general corporate purposes. Borrowings under the Revolving Facilities by their terms are short-term. Average borrowings under the revolving credit facilities available under bank credit agreements for 1998, 1997 and 1996 were $509 million, $574 million and $215 million, respectively.

      Other short-term borrowings are available outside the United States under informal credit facilities and are typically in the form of overdrafts. At December 31, 1998, the Company had $60 million of such foreign short-term debt outstanding at an average interest rate of 10% per annum. The Company also had an additional $86 million of unused foreign facilities. These facilities may be withdrawn by the banks at any time. The Company also has credit facilities for its operations in China totaling $26 million, of which $10 million was outstanding as of December 31, 1998, with remaining availability of $5 million after $11 million letters of credit usage.

      Average short-term borrowings for 1998, 1997 and 1996 were $571 million, $639 million and $284 million, respectively, at weighted average interest rates of 5.60%, 6.38% and 7.33%, respectively. Total short-term borrowings outstanding at December 31, 1998, 1997 and 1996 were $732 million, $718 million and $109 million, respectively, at weighted average interest rates of 5.10%, 6.0% and 7.5%, respectively.

Long-term -- Long-term debt was as follows:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                                1998        1997
--------------------------------------------------------------------------------
1997 Credit Agreement                                       $  394.5    $  354.1
9 1/4% sinking fund debentures, due in
   installments from 1999 to 2012                              105.0       127.5
10 7/8% senior notes due 1999                                  150.0       150.0
7 1/8% senior notes due 2003                                   125.0          --
7 3/8% senior notes due 2005                                   250.0          --
7 3/8% senior notes due 2008                                   350.0          --
7 5/8% senior notes due 2010                                   275.0          --
9 7/8% senior subordinated notes due 2001                         --       200.0
10 1/2% senior subordinated discount
   debentures (net of unamortized
   Discount of $23.9 million in 1997)                             --       686.7
Other long-term debt                                            46.7        63.0
--------------------------------------------------------------------------------
                                                             1,696.2     1,581.3
Less current maturities                                        168.7        30.5
--------------------------------------------------------------------------------
                                                            $1,527.5    $1,550.8
================================================================================

      Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 1998, 1997, and 1996, were $4.5 million, $3.8 million and $3.9 million, respectively. Cash interest paid for those same years on all outstanding indebtedness amounted to $140 million, $135 million and $140 million, respectively.

      The U.S. Dollar equivalent of the 1997 Credit Agreement loans and the effective weighted average interest rates were:

================================================================================

Year Ended December 31, (Dollars in millions)

                                                                 1998       1997
--------------------------------------------------------------------------------
Periodic access loans:
Deutschemark loans at 4.38% in 1998;
  4.44% in 1997                                              $  362.7   $  324.5
Dutch guilder loans at 4.33% in 1998;
  4.44% in 1997                                                  31.8       29.6
--------------------------------------------------------------------------------
Total Credit Agreement long-term loans                          394.5      354.1
Revolver loans at 4.7% in 1998; 5.7% in 1997                    672.7      672.0
--------------------------------------------------------------------------------
Total Credit Agreement long-term loans                       $1,067.2   $1,026.1
================================================================================

      The 9 1/4% Sinking Fund Debentures are redeemable at the Company's option, in whole or in part, at redemption prices declining from 103.7% in 1999 to 100% in 2006 and thereafter. The Company may, however, on any sinking fund payment date, elect to redeem an additional $15 million principal amount of the sinking fund debentures. The 10 7/8% Senior Notes are not redeemable by the Company but are due May 15, 1999. The Senior Notes with due dates in 2003, 2005, 2008 and 2010 are not redeemable by the Company prior to maturity.

      Obligations under the 1997 Credit Agreement are guaranteed by the Company, American Standard Inc. and significant domestic subsidiaries of American Standard Inc. (with foreign borrowings also guaranteed by certain foreign subsidiaries) and are secured by a pledge of the stock of American Standard Inc. and its subsidiaries.

      The 1997 Credit Agreement contains various covenants that limit, among other things, mergers and asset sales, indebtedness, dividends on and redemption of capital stock of the Company, voluntary prepayment of certain other indebtedness of the Company (including its outstanding debentures and notes), rental expense, liens, capital expenditures, investments or acquisitions, the use of proceeds from asset sales, intercompany transactions and transactions with affiliates and certain other business activities. The covenants also require the Company to meet certain financial tests. The Company believes it is currently in compliance with the covenants contained in the 1997 Credit Agreement, as amended.

================================================================================

      Certain of the indentures related to the Company's debentures and notes contain various covenants which, among other things, limit debt and preferred stock of the Company and its subsidiaries, dividends on and redemption of capital stock of the Company and its subsidiaries, redemption of certain subordinated obligations of the Company, the use of proceeds from asset sales and certain other business activities. The Company believes it is currently in compliance with the covenants of those indentures.

      NOTE 11. CAPITAL STOCK

The Company's Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in the ownership of the common stock of the Company.

      In 1997 the Company completed a secondary public offering of 12,429,548 shares of the Company's common stock owned by ASI Partners, then the Company's largest shareholder. In conjunction therewith, the Company purchased from ASI Partners 4,628,755 shares of the Company's common stock for $208 million plus fees and expenses. The Company financed the share purchase with borrowings under the 1997 Credit Agreement. All of the shares sold in the secondary offering were previously issued and outstanding, and the Company received no proceeds therefrom. In addition, the Company also issued to ASI Partners warrants expiring in February 2002 to purchase 3,000,000 shares of common stock of the Company at $55 per share (the "Exercise Price"). The warrants entitle holders to receive cash or shares, at the Company's option, based on the difference between the market value of the Company's common stock and the Exercise Price. The estimated fair value of these warrants at the date issued was $9.34 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below.

      On July 9, 1998, the Company's Board of Directors approved the purchase of up to $300 million of the Company's common stock, not to exceed $100 million per year, during the three-year period ending July 2001. During 1998, the Company purchased 2,675,750 shares of its common stock for $84 million, of which 2,479,450 shares were purchased for $75 million pursuant to this plan. During 1997 the Company purchased 6,949,655 shares of its common stock for $311 million, including the shares purchased from ASI Partners.

      The Company has a Stock Incentive Plan (the "Stock Plan") under which awards may be granted to officers and other key executives and employees in the form of stock options, stock appreciation rights, restricted stock or restricted units. In 1998 the Board of Directors authorized an increase of 5 million shares under the plan to be issued from available treasury shares. The maximum number of shares or units that may be issued under the Stock Plan and other incentive bonus plans is 12,604,475, of which 7,604,475 may be granted as incentive stock options. Stock option awards granted under the Stock Plan vest ratably over three years on the anniversary date of the awards and are exercisable over a period of ten years.

      A summary of stock option activity and related information for 1996, 1997 and 1998 follows:

================================================================================

                                                          Weighted-    Weighted-
                                                            Average      Average
                                                           Exercise   Fair Value
                                               Shares         Price    of Grants
--------------------------------------------------------------------------------
Outstanding -
       December 31, 1995                    4,974,000    $    20.01
Granted                                        18,000         32.66   $    12.26
Exercised                                    (230,483)        20.00
Forfeited                                     (60,343)        20.00
--------------------------------------------------------------------------------
Outstanding -
       December 31, 1996                    4,701,174         20.06
Granted                                     1,273,250         41.33   $    14.13
Exercised                                    (396,224)        20.00
Forfeited                                     (58,515)        22.36
--------------------------------------------------------------------------------
Outstanding -
       December 31, 1997                    5,519,685         24.93
Granted                                     1,426,000         40.77   $    15.26
Exercised                                    (460,016)        20.42
Forfeited                                    (101,517)        32.29
--------------------------------------------------------------------------------
Outstanding -
       December 31, 1998                    6,384,152         28.69
--------------------------------------------------------------------------------
Exercisable at end of year:
       1996                                 1,422,539         20.01
       1997                                 2,661,450         20.04
       1998                                 4,162,423         22.15

      In addition, on February 2, 1999, the Company granted awards in the form of options to purchase 1,466,500 shares.

      Exercise prices for options outstanding as of December 31, 1998, ranged from $20 to $47.22. The weighted-average remaining contractual life of those options is 7.1 years. As of December 31, 1998, there were 5,133,850 shares available for grant under the plan and other incentive bonus plans.

================================================================================

      The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per diluted share in 1998 would have increased by $9.5 million and $.13, respectively; net income and net income per diluted share in 1997 would have decreased by $12.1 million and $.16, respectively; and the net loss and net loss per diluted share in 1996 would have increased by $8.2 million and $.10, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.1% in 1998, 5.6% in 1997 and 6.3% in 1996; volatility of 32% in 1998, 25% in 1997 and 23% in
1996; an expected life of 5 years in 1998 and 1997, and 6 years in 1996; and a dividend yield of zero. These estimated expense amounts are not necessarily indicative of amounts in years beyond 1998.

      In 1997 shareholders approved the establishment of the Employee Stock Purchase Plan commencing January 1, 1998. The Company intends to implement the plan in as many countries worldwide as is reasonably practical, given the applicable regulations in such countries. Upon enrollment, employees purchase shares of the Company's common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company's discretion. In 1998 employees purchased 197,078 shares under this plan.

      NOTE 12. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of all of the Company's financial instruments at December 31, 1998, approximate their carrying amounts. The fair values of the Company's 1997 Credit Agreement loans were estimated using indicative market quotes obtained from a major bank. The fair values of senior notes, and sinking fund debentures were based on indicative market quotes obtained from a major securities dealer. The fair values of other loans were estimated by the Company to approximate their carrying value.

      NOTE 13. COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under the terms of all noncancellable operating leases in effect at December 31, 1998, are: 1999 - $62 million; 2000 - $50 million; 2001 - $43 million; 2002 - $35 million, 2003 - $31 million and thereafter - $55 million. Net rental expenses for operating leases were $69 million, $64 million and $70 million for the years ended December 31, 1998, 1997, and 1996, respectively.

      The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of numerous sites. In those instances where it is probable as a result of such proceedings that the Company will incur costs which can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a material adverse effect on its consolidated financial position, cash flows or results of operations.

      The tax returns of the Company's German subsidiaries are currently under examination by the German tax authorities (see Note 7).

      The Company has a minority equity investment in and guarantees $7 million of the indebtedness of a company with operations unrelated to the Company's businesses.

      NOTE 14. SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. In accordance with the requirements of this new standard, the Company has changed its reporting of segment data to reflect its internal management method of reporting and, as required, has restated all prior periods presented for comparability. Accordingly, items which are excluded from segment income for internal management reporting, such as restructuring charges in 1998, the write-off of purchased research and development in 1997 and an asset impairment charge in 1996, are excluded from segment income. Financing fees related to the sale of receivables by Air Conditioning Products in the U.S. for all years presented have been reclassified to Corporate expenses since they also are excluded from the new measurement of segment income. In addition, the segment data reflect the realigned organizational structure for Air Conditioning Products into Worldwide Applied Systems Group and Worldwide Unitary Systems, and for Plumbing Products into the Americas group and Europe and Far East group. See also the Five-Year Financial Summary on page 14 and Management's Discussion and Analysis on pages 15 through 23.

================================================================================

SEGMENT DATA

(Dollars in millions)                              1998        1997        1996
--------------------------------------------------------------------------------
Sales:
   Air Conditioning Products                    $ 3,940     $ 3,567     $ 3,437
   Plumbing Products                              1,510       1,439       1,452
   Automotive Products                            1,106         952         916
   Medical Systems                                   98          50          --
--------------------------------------------------------------------------------
                                                $ 6,654     $ 6,008     $ 5,805
================================================================================

Segment income (loss):
   Air Conditioning Products                    $   386     $   386     $   372
   Plumbing Products                                119         119         110
   Automotive Products                              153         127         123
   Medical Systems                                  (21)        (20)        (13)
--------------------------------------------------------------------------------
                                                    637         612         592
Equity in net income of unconsolidated
   joint ventures                                    27          12           3
Restructuring charges                              (200)         --          --
Write-off of purchased research and
   development                                       --         (90)         --
Asset impairment loss                                --          --        (235)
Interest expense                                   (188)       (192)       (198)
Corporate expenses                                 (110)       (105)       (104)
--------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                           $   166     $   237     $    58
================================================================================

Sales-Geographic distribution (a):
   United States                                $ 3,426     $ 3,002     $ 2,856
   Europe                                         2,129       1,955       2,050
     Germany (included in Europe)                   706         596         560
   Other                                          1,269       1,194       1,041
   Eliminations                                    (170)       (143)       (142)
--------------------------------------------------------------------------------
     Total sales                                $ 6,654     $ 6,008     $ 5,805
================================================================================

Segment income-Geographic distribution:
   United States                                $   419     $   364     $   342
   Europe                                           172         165         171
   Other                                             46          83          79
--------------------------------------------------------------------------------
     Total segment income                       $   637     $   612     $   592
================================================================================

Assets
   Air Conditioning Products                    $ 1,807     $ 1,577     $ 1,474
   Plumbing Products                              1,094       1,092       1,042
   Automotive Products                              766         676         747
   Medical Systems                                  181         170           6
--------------------------------------------------------------------------------
     Total identifiable assets                  $ 3,848     $ 3,515     $ 3,269
================================================================================

Geographic distribution:
   United States                                $ 1,520     $ 1,363     $ 1,173
   Europe                                         1,491       1,394       1,433
   Other                                            837         758         663
--------------------------------------------------------------------------------
     Total identifiable assets                    3,848       3,515       3,269
--------------------------------------------------------------------------------
Prepaid charges                                      40          23          34
Cash and cash equivalents                            65          29          60
Corporate assets                                    203         197         157
--------------------------------------------------------------------------------
     Total assets                               $ 4,156     $ 3,764     $ 3,520
================================================================================

Goodwill included in assets:
  Air Conditioning Products                     $   199     $   196     $   203
  Plumbing Products                                 201         229         247
  Automotive Products                               359         350         419
  Medical Systems                                    74          69           6
--------------------------------------------------------------------------------
    Total goodwill                              $   833     $   844     $   875
================================================================================

Capital expenditures
  Air Conditioning Products                     $    91     $   102     $    93
  Plumbing Products                                 126         154          88
  Automotive Products                                50          42          46
  Medical Systems                                    11           4          --
--------------------------------------------------------------------------------
    Total capital expenditures                  $   278     $   302     $   227
================================================================================

Depreciation and amortization:
  Air Conditioning Products                     $    66     $    63     $    51
  Plumbing Products                                  59          53          50
  Automotive Products                                51          43          43
  Medical Systems                                    14           5          --
--------------------------------------------------------------------------------
    Total depreciation and
       amortization                             $   190     $   164     $   144
================================================================================

(a) Revenues from external customers are classified by country of origin.

      NOTE 15. SUBSEQUENT EVENT (UNAUDITED)

On February 2, 1999, the Company acquired the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $417 million with borrowings under the Company's 1997 Credit Agreement. On February 8, 1999, the Company temporarily refinanced $60 million of such indebtedness with the proceeds of a borrowing under a short-term loan facility provided by Goldman Sachs Credit Partners L.P. The acquired business had 1998 sales of approximately $290 million (at December 31, 1998 exchange rates) and assets at the end of 1998 of approximately $250 million (at December 31, 1998 exchange rates). The acquired business has 3 major facilities and 9 smaller facilities, located in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany.

      This transaction will be accounted for as a purchase. The Company is in the process of valuing the acquired assets and liabilities for purposes of allocating the purchase price. This process is not complete, but based upon preliminary estimates the Company anticipates that goodwill of approximately $250 million will be recorded.

================================================================================

QUARTERLY DATA (UNAUDITED)

1998
---------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)                    First        Second   Third(a)(b)     Fourth(a)
Sales                                                      $  1,493.3    $  1,794.8    $  1,727.9    $  1,637.9
Cost of sales                                                 1,124.2       1,315.2       1,297.9       1,265.5
Income (loss) before income taxes and extraordinary item         60.9         130.9          71.6         (98.0)
Income taxes                                                     24.7          53.0          35.5          18.6
---------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                          36.2          77.9          36.1        (116.6)
Extraordinary loss on retirement of debt                           --         (49.9)           --            --
---------------------------------------------------------------------------------------------------------------
   Net income (loss)                                       $     36.2    $     28.0    $     36.1    $   (116.6)
===============================================================================================================

Per common share:
   Basic
      Income (loss) before extraordinary item              $      .50    $     1.08    $      .50    $    (1.66)
      Extraordinary loss on retirement of debt                     --          (.69)           --            --
---------------------------------------------------------------------------------------------------------------
      Net income (loss)                                    $      .50    $      .39    $      .50    $    (1.66)
===============================================================================================================

   Diluted
      Income (loss) before extraordinary item              $      .49    $     1.04    $      .49    $    (1.66)
      Extraordinary loss on retirement of debt                     --          (.67)           --            --
---------------------------------------------------------------------------------------------------------------
      Net income (loss)                                    $      .49    $      .37    $      .49    $    (1.66)
===============================================================================================================

Average number of common shares (thousands):
   Basic                                                       72,096        72,473        72,150        70,215
   Diluted                                                     74,291        74,972        74,207        70,215
Range of prices on common stock:
   High                                                      $ 48 1/4      $ 49 1/4     $ 48 7/16      $ 37 7/8
   Low                                                       $ 37 3/8      $ 39 7/8     $ 24 5/16      $ 21 5/8

1997
---------------------------------------------------------------------------------------------------------------

Sales                                                      $  1,360.7    $  1,589.3    $  1,519.0    $  1,538.6
Cost of sales                                                 1,017.5       1,163.2       1,138.2       1,163.0
Income (loss) before income taxes and extraordinary item         52.9         113.9          (2.5)         72.5
Income taxes                                                     19.2          40.4          31.0          26.3
---------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                          33.7          73.5         (33.5)         46.2
Extraordinary loss on retirement of debt                         (8.5)        (15.1)           --            --
---------------------------------------------------------------------------------------------------------------
   Net income (loss)                                       $     25.2    $     58.4    $    (33.5)   $     46.2
===============================================================================================================

Per common share:
   Basic
      Income (loss) before extraordinary item              $      .44    $      .99    $     (.46)   $      .64
      Extraordinary loss on retirement of debt                   (.11)         (.20)           --            --
---------------------------------------------------------------------------------------------------------------
      Net income (loss)                                    $      .33    $      .79    $     (.46)   $      .64
===============================================================================================================

   Diluted
      Income (loss) before extraordinary item              $      .43    $      .96    $     (.46)   $      .62
      Extraordinary loss on retirement of debt                   (.11)         (.20)           --            --
---------------------------------------------------------------------------------------------------------------
      Net income (loss)                                    $      .32    $      .76    $     (.46)   $      .62
===============================================================================================================

Average number of common shares (thousands):
   Basic                                                       76,296        74,034        72,985        71,947
   Diluted                                                     78,757        76,565        72,985        74,020
Range of prices on common stock:
   High                                                      $ 47 3/4    $   51        $ 51 5/8      $   41 1/8
   Low                                                       $ 37 3/4    $   41 1/8    $ 37 11/16    $   34 5/8

(a) The third quarter of 1998 included restructuring charges of $35 million ($29 million, net of tax benefits). The fourth quarter of 1998 included a restructuring charge of $165 million ($157 million, net of tax benefits).
(b) The third quarter of 1997 included a non-cash write-off of purchased research and development of $90 million, on which there was no tax benefit.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 19, 1998. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               /s/ Ernst & Young

New York, New York
February 19, 1999

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF OPERATIONS (Parent Company Separately)
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                 1998        1997        1996
                                               --------    --------    --------
Interest income                                $     --    $  1,432    $    747
Interest expense                                     --      (1,432)       (747)
Equity in net income (loss) of subsidiary       (16,317)     96,223     (46,718)
                                               --------    --------    --------
Net income (loss)                              $(16,317)   $ 96,223    $(46,718)
                                               ========    ========    ========

                       See notes to financial statements.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (Continued)

                    BALANCE SHEET (Parent Company Separately)
                             (Dollars in thousands)

                                                                                 December 31,
                                                                                 ------------
                                     ASSETS
                                                                              1998         1997
                                                                           ---------    ---------
Investment in subsidiary                                                   $(332,364)   $(318,906)
Loan receivable from subsidiary                                               25,701       19,777

                                   LIABILITIES

Loan payable to subsidiary                                                   394,321      310,654

                              STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 200,000,000 shares authorized;
   shares issued and outstanding, 69,924,615 in 1998; 71,962,713 in 1997         699          720
Capital surplus                                                              594,041      586,968
Subscriptions receivable                                                          --          (61)
Treasury stock                                                              (379,607)    (309,553)
Accumulated deficit                                                         (691,581)    (675,264)
Foreign currency translation effects                                        (224,536)    (212,593)
                                                                           ---------    ---------

Total stockholders'deficit                                                  (700,984)    (609,783)
                                                                           ---------    ---------
                                                                           $(306,663)   $(299,129)
                                                                           =========    =========

                       See notes to financial statements.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               STATEMENT OF CASH FLOWS (Parent Company Separately)
                             (Dollars in thousands)

                                                                 Year Ended December 31,
                                                             1998          1997         1996
                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                        $ (16,317)   $  96,223    $ (46,718)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Equity in net loss (income) of subsidiary               16,317      (96,223)      46,718
                                                           ---------    ---------    ---------
Net cash flow from operating activities                            0            0            0
                                                           ---------    ---------    ---------
Cash provided (used) by investing activities:
  Investment in subsidiary                                    (1,156)      (2,647)     (19,400)
  Loan to subsidiary                                          (5,924)      (9,716)      (5,177)
  Purchase of common stock by subsidiary                          --       16,937       10,000
                                                           ---------    ---------    ---------
Net cash provided (used) by investing activities              (7,080)       4,574      (14,577)
                                                           ---------    ---------    ---------
Cash provided (used) by financing activities:
  Purchases of treasury stock                                (83,667)    (310,654)          --
  Other issuance of common stock                               7,080       12,363       24,577
  Common stock repurchases                                        --      (16,937)     (10,000)
  Repayments on subscriptions receivable                          61          334          234
  Loan from subsidiary                                        83,667      310,654           --
  Repayment of loan from subsidiary                              (61)        (334)        (234)
                                                           ---------    ---------    ---------
Net cash provided (used) by financing activities               7,080       (4,574)      14,577
                                                           ---------    ---------    ---------

Net change in cash and cash equivalents                    $       0    $       0    $       0
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

(B) The Parent Company was organized in 1988 to acquire American Standard Inc. (the "Acquisition"). American Standard Inc.'s common stock is owned solely by the Parent Company. The Parent Company has no other investments or operations.

(C) In the first quarter of 1997, the Parent Company completed a secondary offering of 12,429,548 shares of its common stock owned by Kelso ASI Partners, L.P., ("ASI Partners") and the Parent Company's largest shareholder as of December 31, 1996. In conjunction with the secondary offering, the Parent Company purchased 4,628,755 shares of its common stock from ASI Partners for $208 million, plus fees and expenses. In addition, in October 1997 the company completed its open-market share repurchase program commenced in May 1997 pursuant to which 2,320,900 shares of its common stock were purchased for $100 million. Both of these purchases were funded with borrowings by American Standard Inc. under American Standard Inc.'s 1997 Credit Agreement which were loaned to the Parent Company under a non-interest-bearing intercompany demand note.

(D) In 1998, the Parent Company's Board of Directors approved the purchase of up to $300 million of the Parent Company's common stock, not to exceed $100 million per year, during the three-year period ending July 2001. During 1998 the Parent Company purchased 2.7 million shares of its common stock for $83.7 million, 2.5 million of which shares were purchased for $75 million pursuant to this plan. These purchases were funded with borrowings by American Standard Inc.'s 1997 Credit Agreement which were loaned to the Parent Company under a non-interest-bearing intercompany demand note.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1997, and 1996
                             (Dollars in thousands)

           Description                                                              Foreign
                                 Balance    Additions                              Currency      Balance
                                Beginning   Charged to                 Other      Translation    End of
                                of Period    Income     Deductions    Changes       Effects      Period
1998:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable             $ 30,226   $ 15,236   $ (8,289)(A)   $ (1,274)      $   (908)   $ 34,991
========================================================================================================
Reserve for post-retirement
benefits                        $437,651   $ 60,219   $(44,514)(B)   $  3,191(C)    $ 21,391    $477,938
========================================================================================================
1997:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable             $ 28,294   $ 14,212   $ (9,581)(A)   $    500       $ (3,199)   $ 30,226
========================================================================================================
Reserve for post-retirement
benefits                        $473,229   $ 57,751   $(44,808)(B)   $ (6,375)(D)   $(42,146)   $437,651
========================================================================================================
1996:
Reserve deducted from assets:
Allowance for doubtful
accounts receivable             $ 27,330   $ 11,225   $(10,158)(A)   $    304       $   (407)   $ 28,294
========================================================================================================
Reserve for post-retirement
benefits                        $482,398   $ 60,730   $(40,960)(B)   $(10,204)(E)   $(18,735)   $473,229
========================================================================================================

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.
(A) Accounts charged off.
(B) Payments made during the year.
(C) Primarily includes reclassification from current liabilities.
(D) Includes reclassifications to current liabilities, offset by effect of acquisition of new businesses.
(E) Includes $10 million reduction in minimum pension liability.