Form 10-K
period 1999-12-31
AMERICAN STANDARD COMPANIES INC
filed 2000-03-30
CIK 836102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the transition period from ______________ to_______________ .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 10, 2000 was approximately $2.5 billion based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 10, 2000:

Common Stock, $.01 par value                          70,775,276 Shares

Documents incorporated by reference:

                                                  Part of the Form 10-K into
Document (Portions only)                        which document is incorporated.
------------------------                        -------------------------------
Annual Report to Stockholders for the year                   Parts I, II and IV
ended December 31, 1999

Definitive Proxy Statement dated
March 27, 2000 for use in connection with
the Annual Meeting of Stockholders to be
held on May 4, 2000                                                    Part III

                                TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----
                                     PART I
      Item 1.       Business.                                      3
      Item 2.       Properties.                                   16
      Item 3.       Legal Proceedings.                            17
      Item 4.       Submission of Matters to a Vote of            18
                    Security Holders.
                    Executive Officers of the Registrant.         19

                                      PART II

      Item 5.       Market for the Registrant's Common Equity
                    and Related Stockholder Matters.              22
      Item 6.       Selected Financial Data.                      23
      Item 7.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.                                   24
      Item 7A.      Quantitative and Qualitative Disclosures
                    about Market Risk
      Item 8.       Financial Statements and Supplementary
                    Data.                                         24
      Item 9.       Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure.                                   24


                                     PART III

      Item 10.      Directors and Executive Officers of the
                    Registrant.                                   25
      Item 11.      Executive Compensation.                       25
      Item 12.      Security Ownership of Certain Beneficial
                    Owners and Management.                        25
      Item 13.      Certain Relationships and Related
                    Transactions.                                 25


                                      PART IV

      Item 14.      Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K.                      26


      Signatures                                                  32

                                     PART I

ITEM 1. BUSINESS

      American Standard Companies Inc. (the "Company") is a Delaware corporation that has as its only significant assets all the outstanding common stock of American Standard Inc., a Delaware corporation ("American Standard Inc.") and all the outstanding common stock of American Standard International Inc., a Delaware corporation ("ASII"). Hereinafter, "American Standard" or "the Company" will refer to the Company, or to the Company and American Standard Inc. or ASII, including their subsidiaries, as the context requires.

      American Standard is a global, diversified manufacturer of high quality, brand-name products in three major product groups: air conditioning systems and services (60% of 1999 sales); bathroom and kitchen fixtures and fittings (25% of 1999 sales); and vehicle control systems for medium-sized and heavy trucks, buses, trailers and utility vehicles (15% of 1999 sales). American Standard is among the three largest providers of products it manufactures in each of its three major business segments in the principal geographic areas where it competes. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R) , STANDARD(R), PORCHER(R), ARMITAGE SHANKS(R) and DOLOMITE(R), for plumbing products, WABCO(R) for vehicle control systems.

      One of the ways the Company makes it products more competitive is by emphasizing technological advancements such as:

         - air conditioning systems that utilize energy-efficient compressors and refrigerants meeting current environmental standards;

         - water-saving plumbing products;

         - commercial vehicle antilock braking systems ("ABS") and electronic controls systems.


      As of December 31, 1999 American Standard had 102 manufacturing facilities in 29 countries.


OVERVIEW OF BUSINESS SEGMENTS

      American Standard has three business segments: Air Conditioning Systems and Services, Plumbing Products and Vehicle Control Systems.

      AIR CONDITIONING SYSTEMS AND SERVICES. American Standard is a leading U.S. manufacturer of air conditioning systems for both domestic and export sales, and also manufactures air conditioning systems outside the United States. Air Conditioning Systems and Services ("Trane") are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Trane's total sales in 1999. Approximately 65% of Trane's sales in 1999 were in the replacement, renovation and repair markets, which have been less cyclical than the new residential and commercial construction markets. Trane derived 76% of its 1999 sales in the U.S. and 24% outside. Management believes that Trane is well positioned for growth because of its high quality, brand-name products; significant existing market shares; the introduction of new product features such as electronic controls; the expansion of its broad distribution network; conversion to products utilizing environmentally-preferable refrigerants; and expansion of operations in developing market areas throughout the world, principally the Asia-Pacific area (although expansion in the Asia-Pacific region outside China slowed due to the unfavorable economic conditions existing in the region since 1997) and Latin America.

      PLUMBING PRODUCTS. American Standard is a leading manufacturer in Europe, the U.S. and a number of other countries of bathroom and kitchen fixtures and fittings for the residential and commercial construction markets and retail sales channels. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) names, and also under the ARMITAGE SHANKS(R) and DOLOMITE(R) names since the February 1999 acquisition of the Bathrooms Division of Blue Circle Industries PLC, described below. Of Plumbing Products' 1999 sales, 69% was derived from operations outside the United States and 31% from within. Management believes that Plumbing Products is well positioned for growth due to the high quality associated with its brand-name products, significant existing market shares in a number of countries, supplying its markets with lower-cost products manufactured in Mexico, Eastern Europe and the Far East, and the expansion of existing operations in developing market areas throughout the world, principally the Far East, Latin America and Eastern Europe, although Far East growth has slowed because of weak economic conditions existing in the region.

      VEHICLE CONTROL SYSTEMS. Vehicle Control Systems ("WABCO") is a leading manufacturer of braking and control systems for the worldwide commercial vehicle industry. Its biggest selling products are pneumatic braking control systems and related electronic and other control systems, including antilock and electronic braking systems ("ABS" and "EBS", respectively), marketed under the WABCO(R) name for medium-size and heavy trucks, tractors, buses, trailers and utility vehicles. WABCO supplies vehicle manufacturers such as DaimlerChrysler (Mercedes and Freightliner), Volvo, Iveco (Fiat), Scania, RVI (Renault), PACCAR, Hino, Nissan and Rover. Management believes that WABCO is well positioned to benefit from its strong market positions in Europe and Brazil and from increasing demand for ABS, EBS and other sophisticated electronic control systems in a number of markets (including the commercial vehicle market in the United States, where the mandated two-year phase-in of ABS began in March 1997), as well as from the technological advances embodied in the Company's products and its close relationships with a number of vehicle manufacturers.

DISCONTINUED OPERATIONS

      In the fourth quarter of 1999, the Board of Directors of the Company approved a plan for the sale of the Medical Systems segment. The Company expects to complete the sale in the second quarter of 2000. The 1999 loss from discontinued operations of $126 million consists of a loss from operations of $14 million, net of tax benefit of $9 million, and an estimated loss on disposition of $112 million, net of tax benefit of $8 million. The loss on disposition includes a provision for estimated operating losses in 2000 projected through the expected date of sale. The estimated loss on sale is based upon certain assumptions about the timing of the sale and expected proceeds. Therefore, actual amounts may differ. Operating results, net assets and cash flows of the discontinued Medical Systems segment have been reported separately from continuing operations in the Consolidated Financial Statements which appear in the Company's Annual Report to Stockholders and are incorporated herein by reference in Item 8 of Part II of this report.

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

      Air Conditioning Systems and Services continues to expand its operations in the Far East, the Middle East, Latin America, Brazil and Europe. It also continues to expand its sales forces in these regions. Since the end of 1995 the Company has been developing and expanding its air conditioning business in the People's Republic of China ("China"), to become an integrated manufacturer, marketer and distributor of a broad range of air conditioning systems and related products for residential and commercial applications. The Company and a minority investor established ASI China Holdings Limited ("ASI China"), in which the Company has an ownership interest of 67.5%, and formed A-S Air Conditioning Products Limited ("ASAP"), owned 53.7% by ASI China, to establish or acquire majority ownership in up to five manufacturing joint ventures as well as sales and service businesses in China. As of December 31, 1999, ASAP had acquired majority ownership in three manufacturing joint ventures. The Company's ownership interest in ASAP is expected to increase over time through reinvestment of royalties and management fees and through additional stock purchases.

      Plumbing Products has entered new markets through joint ventures in Eastern Europe and the Far East, and is continuing to expand using this approach. In 1997, 1998 and 1999 the Company expanded its production capacity in Bulgaria and in Mexico. Plumbing Products continues to expand its operations in China through its affiliate, A-S China Plumbing Products Limited ("ASPPL"), in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors in 1997. ASPPL has entered into 6 joint ventures with local business concerns which, together with one wholly-owned operation, have received business licenses from Chinese government authorities. These include three chinaware manufacturing facilities, two fittings plants and two steel tub factories. The Company's ownership interest in ASPPL is expected to increase over time through reinvestment of royalties and management fees and through additional stock purchases.

      Vehicle Control Systems, headquartered in Europe, has a manufacturing subsidiary in Brazil, a joint venture in China and is in the process of constructing a manufacturing facility in Poland. In the United States the Meritor WABCO joint venture is growing rapidly as federal regulations mandating ABS were fully phased in as of March 1999. The Company is also expanding the volume of business done through its other existing joint venture in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1997 to produce air compressors designed by WABCO), and through another joint venture in Japan. In March 1999, WABCO acquired the heavy vehicle business of Mando Machinery Corporation in South Korea, to be operated under a wholly-owned subsidiary, WABCO Korea Inc.

DEMAND FLOW(R) TECHNOLOGY*

      To build on its position as a leader in each of its industries and to increase sales and segment income, American Standard began in 1990 to apply Demand Flow to all its businesses. Applying Demand Flow principles, products are produced as and when required by customers, the production process is streamlined and quality control is integrated into each step of the manufacturing process. The benefits of Demand Flow include better customer service, quicker response to changing market needs, improved quality control, higher productivity, increased inventory turnover rates and reduced requirements for working capital and manufacturing and warehouse space.

      As part of American Standard's strategy to integrate Demand Flow into all of its operations, American Standard has trained most of its approximately 58,000 employees worldwide in Demand Flow and has implemented Demand Flow in substantially all of its production facilities. American Standard has also applied Demand Flow to administrative functions and has re-engineered its organizational structure to manage its businesses based on processes instead of functions.

      American Standard believes that its implementation of Demand Flow methods has achieved significant benefits. Product cycle time (the time from the beginning of the manufacturing of a product to its completion) has been reduced and, on average, inventory turnover rates have tripled since 1990 to 9 turns. Principally as a result of the implementation of Demand Flow, American Standard has reduced inventories (from amounts that would otherwise have been carried) by approximately 65% from December 31, 1989 through December 31, 1999. American Standard further believes that as a result of the introduction of Demand Flow employee productivity has risen significantly, customer service has improved and, without reducing production capacity, the Company has been able to free more than three million square feet of manufacturing and warehouse space, allowing for expansion, plant consolidation or other uses.

SIX SIGMA

      Six Sigma is a structured analytical methodology applied to achieve significant improvement in the quality of work processes and to measure process performance. The analysis is focused to better understand and ultimately satisfy customer requirements through optimized process design. Time-tested statistical and qualitative tools are used to diagnose performance deficiencies, identify and measure improvement opportunities, implement improved work methods and institutionalize related performance gains.

      Management has begun to implement Six Sigma methodologies across the Company's operations, extending into both manufacturing and administrative processes. The primary objectives of the program will be to compliment and leverage the efficiencies driven by Demand Flow and significantly reduce defects. Technical experts (called Six Sigma Black Belts and Green Belts) will be developed and deployed through robust training and project deployment programs. Expected benefits include enhanced customer satisfaction, improved process cycle times and increased productivity.


---------------------

* Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

AIR CONDITIONING SYSTEMS AND SERVICES SEGMENT

      Air Conditioning Systems and Services began with the 1984 acquisition by the Company of the Trane Company, a manufacturer and distributor of Air Conditioning Systems and Services since 1913. Air Conditioning Systems and Services are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 1999 Trane, with revenues of $4,337 million, accounted for 60% of the Company's sales and 60% of its segment income. Trane derived 24% of its 1999 sales from outside the United States. Approximately 65% of Trane's sales in 1999 were in the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

      Trane manufactures three general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is one of the three largest global manufacturers of both unitary and applied Air Conditioning Systems and Services. The third type, called "mini-split," is a small unitary air conditioning system which operates without air ducts. Within the mini-split category there are two primary products; room air conditioners, primarily for residential applications, and packaged air conditioners, intended primarily for light commercial applications. Trane manufactures and distributes mini-split units in the Far East, Europe, the Middle East and Latin America.

      Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price/value.

      Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses, in which margins are generally higher than for sales of original equipment. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's has been reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of new refrigerants which meet current and future environmental standards.

      Many of the air conditioning systems manufactured by Trane utilize HCFCs and in the past utilized CFCs as refrigerants. Various federal and state laws and regulations, principally the 1990 Clean Air Act Amendments, require the eventual phase-out of the production and use of these refrigerants because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants will require replacement or modification of much of the air conditioning equipment already installed, which management believes has created a new market opportunity. In order to ensure that Company products will be compatible with the substitute refrigerants, Trane has been working closely with the manufacturers that are developing substitute refrigerants. Trane has also been active in supporting industry-wide efforts to transition to these new fluids in an orderly and sensible fashion while balancing key environmental issues such as ozone depletion on one hand and global warming (greenhouse gas effects) on the other. See "General --Regulations and Environmental Matters."

      Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary Air Conditioning Systems and Services. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future will require additional research and development expense and capital expenditures to both maintain compliance and continue to offer customers choices.

      In December 1993 the Company formed a partnership, Alliance Compressors, with Heatcraft Technologies Inc., a subsidiary of Lennox International Inc., for the manufacture of compressors for use in air conditioning and refrigeration equipment. On December 31, 1996, the partnership was restructured to admit a new partner, Copesub, Inc., a subsidiary of Emerson Electric Co. Following the restructuring, the Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance develops, manufactures, markets and sells, primarily to Trane and Lennox, scroll compressors utilized mainly in residential central air conditioning applications. Alliance operates principally from a facility in Natchitoches, Louisiana.

      At December 31, 1999, Air Conditioning Systems and Services had 31 manufacturing plants in 9 countries, employing approximately 26,100 people.

      Air Conditioning Systems and Services is composed of two operating groups: Worldwide Unitary Systems Group and Worldwide Applied Systems Group.

WORLDWIDE APPLIED SYSTEMS GROUP

      The Worldwide Applied Systems Group ("Applied Systems"), which accounted for 53% of Air Conditioning Systems and Services' 1999 sales, manufactures and distributes applied Air Conditioning Systems and Services throughout the world, including the exporting of many products manufactured in the U.S. These products are for air conditioning applications in larger commercial, industrial and institutional buildings. Approximately 68% of Applied Systems sales are in the U.S. and 32% in international markets. Other major suppliers of commercial systems are Carrier, York and McQuay.

      In the U.S., Applied Systems distributes its products through 87 sales offices, 46 of which are Company-owned and 41 of which are franchised. Applied Systems is continuing the process of acquiring certain commercial sales and service offices, having acquired five offices in 1999, six offices in 1998, seven in 1997 and three in 1996. Outside the U.S., Applied Systems also has an extensive network of sales and service agencies, both Company owned and franchised, to sell products and provide maintenance and service.

      Over the last few years Applied Systems has expanded its aftermarket business activities to include services such as emergency rentals of air conditioning equipment. The group has also expanded its line to include components to convert installed centrifugal chiller products to use refrigerants meeting current environmental standards.

      During 1997, 1998 and 1999 Applied Systems continued to introduce new products, broadening its line of high-efficiency centrifugal chillers, introducing new water cooled series R chillers, expanding the air cooled series R chiller line and introducing a new absorption chiller, a new water source heat pump and a new line of low pressure air handlers. Sales of systems that automatically control a building's performance, including energy consumption and air quality, continue to grow as a percentage of total sales with new product introductions such as Tracer Summit and wireless thermostats. Indoor air quality is emerging as a significant application to be served by the Company's products and services. Systems capabilities, coupled with equipment, service and parts have allowed Trane to be active in the performance contracting business as a comfort systems solution provider.

WORLDWIDE UNITARY SYSTEMS GROUP

      The Worldwide Unitary Systems Group ("Unitary Systems"), which accounted for 47% of Air Conditioning Systems and Services' 1999 sales, manufactures and distributes products for commercial and residential unitary applications throughout the world. Unitary Systems exports many products manufactured in the United States and also distributes mini-splits manufactured in facilities operated by subsidiaries and joint ventures outside the U.S. Approximately 83% of Unitary Systems' sales originated in the U.S. and 17% in international markets. This group benefits significantly from the growth of the replacement market for residential and commercial unitary air conditioning systems, particularly in the U.S. Other major suppliers in the unitary market are Carrier, York, Rheem, Lennox and Goodman Industries.

      Commercial unitary products range from 2 to 120 tons and include combinations of air conditioners, heat pumps, and gas furnaces, along with variable-air-volume equipment and integrated control systems. Typical applications are in retail stores, small-to-medium-size office buildings, manufacturing plants, restaurants, and commercial buildings located in office parks and strip malls. In the U.S. these products are sold through commercial sales offices, independent wholesale distributors and company-owned dealer sales offices in over 375 locations. Residential central Air Conditioning Systems and Services range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, and coils. In the U.S. these products are sold through independent wholesale distributors and Company-owned sales offices in over 250 locations to dealers and contractors who sell and install the equipment. Outside the U.S., Unitary Systems also has an extensive network of sales and service agencies, both Company-owned and franchised, to provide maintenance and warranty service for its equipment.

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

      Unitary Systems also markets light commercial and residential products under an AMERICAN STANDARD(R) brand name to serve distributors who typically carry other products in addition to Air Conditioning Systems and Services.

INTERNATIONAL EXPANSION

      Trane continues the expansion of its presence outside the U.S. in both applied and unitary systems. In the Asia-Pacific region Trane established three manufacturing joint ventures in China in 1995 (see "Globalization") and has had operations in Malaysia since the mid-1980's. Since the early 1990's it has operated an air conditioning manufacturing and distribution firm in Taiwan, and a sales and manufacturing joint venture in Thailand. A Brazilian manufacturing plant and distribution operations were acquired in 1994. In Europe, the group operates plants in Epinal and Charmes, France, and in Colchester, U.K. A joint venture in Egypt commenced operations in 1992 to serve markets in the Middle East. Trane is also continuing to expand its international distribution network.


e-BUSINESS

      In 1999 Trane launched a segment-wide e-business initiative aimed at providing contractors, engineers, national accounts and other key customers access to Trane product and systems data necessary for them to select, purchase and service Trane products. Initially this "extranet" initiative, called the "Trane ComfortSite", will allow contractors in North America to access all pertinent information on residential and light commercial products and service parts so that they will be able to select, check availability, price, purchase and track delivery of these goods on-line, 24 hours a day, 7 days a week.

SERVICE PARTS INITIATIVES

      Trane recognizes the value of providing a convenient and reliable source of repair parts to service all products and systems it manufactures. In support of current and future Trane customers, a significant investment is being made to expand the numbers of locations and provide easy access to parts needed to maintain and repair all products that Trane manufactures and sells on a world-wide basis.

PLUMBING PRODUCTS SEGMENT

      Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R) and PORCHER(R) names, and also under the ARMITAGE SHANKS(R) and DOLOMITE(R) names since the February 1999 acquisition of the Bathrooms Division of Blue Circle Industries PLC, described below. In 1999 Plumbing Products, with revenues of $1,755 million, accounted for 25% of the Company's sales and 22% of its segment income. Plumbing Products derived 69% of its total 1999 sales from operations outside the United States.

      Plumbing Products' sales were 55%% from chinaware fixtures, 24%% from fittings (typically brass) and 11% from bathtubs, with the remainder consisting of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the U.S., a significant and growing number of products are sold through home improvement centers. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remainder.

      Plumbing Products operates through three primary geographic groups:
Americas, Europe, and the Far East. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, with manufacturing facilities in Germany, the U.K., Bulgaria, the U.S., Mexico, Thailand, South Korea and China. Worldwide Fittings' sales and operating results are reported in the three primary geographic groups within which it operates.

      The Company sells products in Europe primarily under the brand names IDEAL STANDARD(R), ARMITAGE SHANKS(R), DOLOMITE(R) and PORCHER(R), manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, the United Kingdom, Greece, the Czech Republic, Bulgaria and Egypt and distributes products in other European countries. In November 1995 the Company acquired Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had a minority ownership interest. The unprofitable distribution portion of Porcher was sold to a major French plumbing distributor in October 1998. This sale was part of a major restructuring program involving the closure of five plants in Europe and the shift of manufacturing capacity to lower-cost facilities in Bulgaria.

      On February 2, 1999, the Company acquired for approximately $427 million the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems. The acquired business, which operates principally under the names ARMITAGE SHANKS(R) and CERAMICA DOLOMITE(R) ("Armitage/Dolomite"), had 1999 sales of $279 million (for 11 months from the acquisition date). Armitage Dolomite has 3 major manufacturing facilities and 5 smaller facilities located in England and Italy, and employs approximately 2,300 people. The primary markets for its products are in England, Italy, Ireland and Germany. Management believes that Armitage Dolomite products complement the Company's current product lines and strengthen its competitive position in Europe. The acquisition has been accounted for as a purchase. After allocating the purchase price to the value of the assets acquired and liabilities assumed, goodwill of $300 million was recorded.

      In the Far East the Company manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly-owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand, the Philippines and Vietnam. The group also has operations in China, in which American Standard increased its ownership position to approximately 55% through the purchase of additional shares from other investors in the fourth quarter of 1997. See -"Globalization".

      Plumbing Products' Americas Group manufactures bathroom and kitchen fixtures and fittings selling under the brand names AMERICAN STANDARD(R) and STANDARD(R) in the U.S. and under the brand names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada and Brazil and its joint ventures in Central America and the Dominican Republic.

      The market for the Company's plumbing products is divided into the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the Company's European and U.S. sales but only about 40% of the sales in the Far East, where new construction is more important. In the U.S. and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. With the exception of the U.K., the new construction market in Europe has been weak since 1994. In the U.S. the new construction market hit its recent low in 1992 but has evidenced strong recovery through 1999. The new construction market, in which builders or contractors make product selection, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market, consumers make model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Through expansion of manufacturing in low-cost locations, Plumbing Products has become more competitive, enabling it to increase sales of products in the lower and middle segments of both the remodeling and new construction markets.

      Plumbing Products is also continuing programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

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

      Water-saving fixtures and fittings have been a major focus of Plumbing Products for the past several years, particularly in light of water shortages experienced in a number of areas of the U.S. The Company produces an extensive line of water-saving fixtures throughout its operations. Manufacture of water-saving toilets was mandated for residential use by federal law commencing in January 1994 and for commercial use in January 1996.

      Many of the Company's bathtubs are made from a proprietary porcelain on metal composite, AMERICAST(R), which has gained an increasing share of the worldwide market. Products made with AMERICAST(R) have the durability of cast iron with only one-half the weight and are characterized by greater resistance to breaking and chipping. AMERICAST(R) products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite was extended to kitchen sinks, bathroom lavatories and acrylic surfaced products during the early 1990's.

      As of December 31, 1999, Plumbing Products employed approximately 25,900 people and, including affiliated companies, had 56 manufacturing plants in 22 countries.

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

VEHICLE CONTROL SYSTEMS SEGMENT

      Operating under the WABCO(R) name, Vehicle Control Systems designs, manufactures and sells brake and control systems primarily for the worldwide commercial vehicle industry. WABCO's largest selling products are pneumatic braking control systems and related electronic controls (ABS and EBS) and conventional components for tractors, buses, trailers and utility vehicles. In 1999 WABCO, with sales of $1,098 million, accounted for 15% of the Company's sales and 18% of its total segment income. The Company believes that WABCO is the worldwide technology leader for braking, suspension and transmission control of commercial vehicles. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other control systems sold to the commercial vehicle industry.

      WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's largest customers are DaimlerChrysler (Mercedes and Freightliner), Volvo, Iveco (Fiat), Scania, RVI (Renault), Paccar, Hino, Nissan and Rover. Principal competitors are Knorr, Robert Bosch, and Honeywell. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

      The European market for new trucks, buses, trailers, and replacement parts declined slightly in 1999 after improvements in 1998 and 1997 from a lower level in 1996. The Brazilian market declined in 1999 and 1998 after having recovered strongly in 1997 from a significant decline in 1996. The North American market increased significantly from 1998.

      Since 1981, the WABCO(R) ABS system, which the Company believes leads the market, has been installed in approximately 3.6 million heavy trucks, buses, and trailers worldwide. WABCO has developed an advanced electronic braking system, electronically controlled pneumatic gear and hydraulic shifting systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. During 1997 a major European truck manufacturer introduced its new heavy-duty truck line which incorporated a significant number of WABCO products, including EBS. In 1998 WABCO entered the passenger car market with an advanced, electronically controlled air suspension system now featured by the two leading German luxury car manufacturers. New products under development include further advancements in electronic braking, stability and safety controls, as well as driveline control and suspension control systems.

      At December 31, 1999, WABCO and affiliated companies employed approximately 6,300 people and had 15 manufacturing facilities and 11 sales organizations operating in 20 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, the Netherlands and Brazil. WABCO has joint ventures in the United States (Meritor WABCO and WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (WABCO Japan), in India with TVS Group (Sundaram Clayton Ltd.) and in China.



BUSINESS SEGMENT DATA

      Information concerning revenues and segment profit attributable to each of the Company's business segments and geographic areas is set forth in the Company's 1999 Annual Report to Stockholders on page 16, "Five-Year Financial Summary", under the caption "Segment Data", on pages 18 through 29 under the caption entitled "Management's Discussion and Analysis", and on page 57 in Note 15 of Notes to Consolidated Financial Statements which are incorporated herein by reference.

Information concerning identifiable assets of each of the Company's business segments is set forth on page 57 of the Company's 1999 Annual Report to Stockholders in Note 15 of notes to Consolidated Financial Statements, which is incorporated herein by reference.

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


                  BUSINESS SEGMENT         TRADEMARK
                  ----------------         ---------
           Air Conditioning Systems and    TRANE(R)
           Services                        AMERICAN STANDARD(R)

           Plumbing Products               AMERICAN STANDARD(R)
                                           IDEAL STANDARD(R)
                                           STANDARD(R)
                                           PORCHER(R)
                                           ARMITAGE SHANKS(R)
                                           DOLOMITE(R)

           Vehicle Control Systems         WABCO(R)

      The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

RESEARCH AND PRODUCT DEVELOPMENT

      The Company made expenditures of $156 million in 1999, $143 million in 1998 and $149 million in 1997 for research and product development and for product engineering in its four business segments. The expenditures for research and product development alone were $103 million in 1999, $97 million in 1998 and $99 million in 1997 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Systems and Services' research and development expenditures were primarily related to alternative refrigerants with less impact on the environment, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

REGULATIONS AND ENVIRONMENTAL MATTERS

      The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including 24 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 1997, 1998 and 1999 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

      The Company derived significant revenues in past years from sales of Air Conditioning Systems and Services using chlorofluorocarbons ("CFCs"), and in 1999 and prior years from sales of products using hydrochloroflurocarbons ("HCFCs"). Use of CFCs, HCFCs and other ozone-depleting chemicals is to be phased out over various periods of time under regulations that will require use of substitute permitted refrigerants. Also, utilization of new refrigerants will require replacement or modification of much existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs is converted to operate on environmentally preferred refrigerants or replaced, although such conversion or replacement is expected to occur only over a period of years, and the Company is unable to estimate the magnitude or timing of such additional conversion or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company's products will be compatible with those substitutes. Although the Company believes that its commercial products currently in production will not require substantial modification to use substitutes, residential and light commercial products produced by the Company and its competitors may require modification for refrigerant substitutes. The costs of introducing alternative refrigerants are expected to be reflected in product pricing and accordingly are not expected to have a material adverse impact on the Company.

      Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's unitary Air Conditioning Systems and Services. Although the Company has been able to meet or exceed such standards to date, stricter standards in the future could require additional research and development expense and capital expenditures to maintain compliance.


EMPLOYEES

      The Company employed approximately 58,000 people as of December 31, 1999 (excluding employees of unconsolidated joint venture companies). The Company has a total of 14 labor union contracts in North America (covering approximately 9,200 employees), two of which expire in 2000 (covering approximately 650 employees), two of which expire in 2001 (covering approximately 2,600 employees) and eight of which expire in 2002 (covering 6,000 employees). There can be no assurance that the Company will successfully negotiate the remaining labor contracts expiring during 2000 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect its results of operations.

      In January 1999, 1,900 Air Conditioning Systems and Services employees went on strike for 22 days at the Clarksville, Tennessee, manufacturing plant. In February 1998 1,100 Air Conditioning Systems and Services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In 1997, 150 employees went on strike for 77 days at the Rushville, Indiana, air conditioning plant. Other than these strikes, the Company has not experienced any significant work stoppages in North America in the last five years.

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

      Because the Company has manufacturing operations in 29 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly offset by the denomination in foreign currencies of a portion of the Company's borrowings.

ITEM 2.   PROPERTIES

      As of December 31, 1999, the Company conducts its manufacturing activities through 102 plants in 29 countries of which the principal facilities are:

    Business Segment          Location.Location           Major Products Manufactured at Location
    ----------------          -----------------           ---------------------------------------
    Air Conditioning          Clarksville, TN             Commercial unitary air conditioning
      Systems and Services    Fort Smith, AK              Commercial unitary air conditioning
                              La Crosse, WI               Applied air conditioning systems
                              Lexington, KY               Air handling products
                              Macon, GA                   Commercial air conditioning systems
                              Pueblo, CO                  Applied air conditioning systems
                              Rushville, IN               Air handling products
                              Trenton, NJ                 Residential gas furnaces and air handlers
                              Tyler, TX                   Residential air conditioning
                              Waco, TX                    Water source heat pumps and air handlers
                              Charmes, France             Applied air conditioning systems
                              Epinal, France              Unitary air conditioning systems and mini-splits
                              Ligang, China               Applied air conditioning systems
                              Taicang, China              Unitary air conditioning systems and mini-splits
                              Taipei, Taiwan              Unitary air conditioning systems
                              Sao Paulo, Brazil           Unitary air conditioning systems

    Plumbing Products         Salem, OH                   Enameled-steel fixtures and acrylic bathtubs
                              Tiffin, OH                  Vitreous china
                              Trenton, NJ                 Vitreous china
                              Toronto, Canada             Enameled-steel fixtures
                              Sevlievo, Bulgaria          Vitreous china and brass plumbing fittings
                              Teplice, Czech Republic     Vitreous china
                              Hull, England               Vitreous china and acrylic bathtubs
                              Middlewich, England         Vitreous china
                              Rugeley, England            Vitreous china and acrylic bathtubs
                              Wolverhampton, England      Brass plumbing fittings
                              Dole, France                Vitreous china
                              Revin, France               Vitreous china and bathtubs
                              Wittlich, Germany           Brass plumbing fittings
                              West Java, Indonesia        Vitreous china
                              Orcenico, Italy             Vitreous china
                              Brescia, Italy              Vitreous china
                              Trichiana, Italy            Vitreous china
                              Aguascalientes, Mexico      Vitreous china
                              Mexico City, Mexico         Vitreous china
                              Monterrey, Mexico           Brass plumbing fittings
                              Manila, Philippines         Vitreous china
                              Seoul, South Korea          Brass plumbing fittings
                              Bangkok, Thailand           Vitreous china
                              Tianjin, China              Vitreous china
                              Beijing, China              Enameled steel fixtures
                              Shanghai, China             Vitreous china and brass plumbing fittings
                              Guangdong Province, China   Vitreous china, plumbing fittings and bathtubs
                                                          enameled steel fixtures

    Braking and Control       Campinas, Brazil            Vehicle Control Systems
      Systems                 Leeds, England              Vehicle Control Systems
                              Claye-Souilly, France       Vehicle Control Systems
                              Hanover, Germany            Vehicle Control Systems
                              Mannheim, Germany           Foundation brakes

      Except for the property located in Manila, Philippines which is leased, all of the plants described above are owned by the Company or a subsidiary. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

      In 1999 several Air Conditioning Systems and Services' plants operated at or near capacity and others operated moderately below capacity.

      In 1999 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country, but overall were satisfactory.

      Vehicle Control Systems' plants generally operated at good utilization levels in 1999.


ITEM 3.  LEGAL PROCEEDINGS

      In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million in respect of claims of wrongful termination of a distributorship agreement. The Company is currently seeking relief from the verdicts at the trial court level and, if necessary, will appeal to the United States Court of Appeals for the Tenth Circuit. The Company believes material errors were made at the trial level and that the captioned matter was wrongly decided.

      As a result of audits of the Company's German subsidiaries by The State Finance Administration for the State of North Rhine-Westphalia, Germany for the periods 1984 through 1990 and 1991 through 1994, the Company has previously received two assessments for the 1984-1990 audit period which the Company has been contesting. The Company believes, based on the opinion of our external German legal counsel, that its German tax returns are substantially correct as filed and that any adjustments would be inappropriate. Unless the Company is otherwise able to reach a satisfactory resolution of these matters with the German Tax Authority, the Company intends to contest vigorously the pending assessments and any other amounts that may be assessed.

      The first assessment was issued in 1992 and was for approximately $16 million of combined corporation and trade taxes and claimed a disallowance of a deduction of interest expense related to an intercompany finance instrument. Later in 1992 the amount of the assessment was deposited with the German tax authorities as security for the disputed tax and a suit to recover that amount was promptly commenced and is currently pending before the Tax Court for the State of North Rhine-Westphalia in Cologne, Germany. As a result of making the deposit, no interest will accrue on the amount under dispute. The second assessment, received in March 1996, was for approximately $56 million of combined corporation and trade taxes. Were the Company not to prevail in its dispute of this assessment, the Company could be required to pay interest on the assessed amount of approximately $18 million as of December 31, 1999. Interest on assessed and unpaid taxes accrues, on a non-compounding basis, at the rate of six percent per annum commencing fifteen months after the end of the tax year for which the tax is assessed. The second assessment claimed primarily that earnings of a Dutch subsidiary should have been recognized as income taxable in Germany. In early 1997, the German tax authority agreed to accept a partial deposit of $16 million in respect of the second assessment and the Company commenced an administrative appeal of the assessment with the German tax authority. The amounts paid in 1992 and 1997 were recorded as assets on the Company's consolidated balance sheets because the Company, expecting to prevail in litigation of these matters, would recover such amounts and, therefore, appropriately accounted for them as receivables. This position is based upon the opinion of the Company's external German legal counsel, referred to above, that the Company's German tax returns are substantially correct as filed and that adjustments would be inappropriate.

      In 1998, in connection with the development of the Company's plan to restructure its plumbing operations in Germany, the Company entered into discussions with certain German regulatory authorities which could have resulted in an offer to settle the primary issue under dispute with respect to the second assessment, including all corporation and trade taxes and accrued interest. On January 22, 1999 the Company's administrative appeal of the second assessment and any offer of settlement was rejected.

      In February 1999, the Company filed notice of appeal with the German Tax Court and moved to join its appeal of the first assessment with the appeal of the second assessment. In addition, the Company requested an order from the German tax authority staying its obligation to pay the amount of the second assessment during the pendency of the appeal. The German Tax Authority is obligated by law to grant an order staying payment of disputed tax until final resolution of the matter if the assessment is subject to serious doubt. On March 15, 1999, the staying order was granted. The Company has agreed to leave the amount already deposited with the German tax authority pending final resolution of the dispute. In the ordinary course, it is anticipated that litigation of the Company's appeal before the State Tax Court will require five to seven years and that any appeal thereafter to the federal Supreme German Tax Court would require an additional two or three years. Although the Company's 1998 proposal of settlement was rejected, the Company has continued to pursue settlement on appropriate terms.

      The Company recorded a loss contingency in 1998 in the amount of the deposits related to the first and second assessments, related trade taxes and accrued interest thereon, which amount represents the amount for which the Company would have been willing in 1998 to settle the issue related to the second assessment. Based on the opinion of the Company's external German legal counsel referred to above, the Company intends to vigorously contest and to litigate these disputed German tax matters, and no additional contingency with respect to such matters has been recorded.

      With respect to the 1991-1994 audit period, the Company engaged in significant transactions similar to those that gave rise to the assessments in the prior audit period and, with respect to a matter related to the intercompany instrument at issue in connection with the first assessment, the German tax auditors have proposed an adjustment of approximately $40 million. In addition, because the German tax authorities assessed additional taxes for the 1984-1990 audit period they might, after completing their audit of the later period, propose further adjustments for the 1991-1994 audit period related to the subject matter of the second assessment that might be as much as fifty percent higher than the amount of the assessments in the first audit period. Although the Company is unable to predict when the audit of its German tax returns for the 1991-1994 period will be complete or the amount of any additional taxes that may be assessed, the Company believes the audit may be completed prior to the end of 2000.

      If all matters currently under review by the German tax authorities were made the subject of assessments and either no orders staying the payment of such amounts following assessment or during the pendency of our appeal were granted or the Company was finally determined to owe the full amount of all such taxes, the Company could be required to pay all assessed amounts plus accrued interest thereon. The total amount of any payments made with respect to the tax matters described above, and the timing thereof, could have a material adverse effect on the Company's liquidity, cash flow and/or results of operation and, consequently, impair the Company's competitive position. In addition, the Company might need to raise additional capital and no assurance can be given as to the availability of debt or equity financing if such need were to arise. See
Note 8 of Notes to Consolidated Financial Statements incorporated by reference herein (see Item 14(a) of Part IV hereof).

      For a discussion of environmental issues see "Item 1. Business - General - Regulations and Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

      In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 1, 2000 with respect to each person who is an executive officer of the Company:

            NAME                  AGE                            POSITION WITH COMPANY
 ---------------                 ----   -----------------------------------------------
 Frederic M. Poses                57     Chairman and Chief Executive Officer, and Director
 G. Peter D'Aloia                 55     Senior Vice President and Chief Financial Officer
 W.  Craig Kissel                 49     Senior Vice President, Vehicle Control Systems
 J. Paul McGrath                  59     Senior Vice President, General Counsel and Secretary
 Alexander A. Apostolopoulos      57     Vice President, Plumbing Products, Product and Business Development
 Thomas S. Battaglia              57     Vice President and Treasurer
 Gary A. Brogoch                  49     Vice President and Group Executive, Plumbing Products, Asia Pacific
 Michael C.R. Broughton           59     Vice President, Vehicle Control Systems, Leeds Operations
 Roberto Canizares M.             50     Vice President, Air Conditioning Systems and Services, Worldwide Applied
                                            Systems, Distribution
 Wilfried Delker                  59     Vice President and Group Executive, Plumbing Products, Worldwide Fittings
 George H. Kerckhove              62     Vice President and Director
 Alberto Loreti                   58     Vice President and Group Executive, Plumbing Products, Europe
 Jean-Claude Montauze             53     Vice President, Vehicle Control Systems, Claye-Souilly Operations
 G. Eric Nutter                   64     Vice President and Group Executive, Americas Plumbing Products Group
 David R. Pannier                 49     Vice President and Group Executive, Air Conditioning Systems and Services,
                                            North American Unitary Products
 Raymond D. Pipes                 50     Vice President, Investor Relations
 James H. Schultz                 51     Vice President and Group Executive, Air Conditioning Systems and
                                            Services, Worldwide Applied Systems
 G. Ronald Simon                  58     Vice President and Controller
 Wolfgang Voss                    53     Vice President, Vehicle Control Systems, Order Fulfillment
 Robert M. Wellbrock              53     Vice President, Taxes

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

      Mr. Poses was elected Chief Executive Officer effective January 1, 2000. Prior to that, beginning in 1998, he was President and Chief Operating Officer of AlliedSignal, Inc., having spent his entire 30-year business career with that corporation. He was also a Director and Vice Chairman of AlliedSignal from 1997 until October 22, 1999 following his election to the Board of American Standard Companies Inc.

      Mr. D'Aloia was elected Senior Vice President and Chief Financial Officer effective February 1, 2000. Prior to that he was employed by Honeywell International, Inc., most recently serving as Vice President Business Development. He spent 27 years with Honeywell's predecessor company, AlliedSignal, Inc. in diverse management positions, including Vice President - Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials Sector.

      Mr. Kissel was elected Senior Vice President, Vehicle Control Systems in January 1998. Prior thereto he was Vice President of Air Conditioning Systems and Services' Unitary Products Group since January 1992, becoming Group Executive in March 1994.

      Mr. McGrath joined the Company as Senior Vice President, General Counsel and Secretary, effective January 17, 2000. From 1996 until that date, he served as Senior Vice President, General

Counsel and Secretary of FMC Corporation and prior to that, was Vice President and General Counsel of AlliedSignal's Engineered Materials business.

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

      Mr. Broughton was elected a Vice President in January 1997. In February 1999 he became Vice President, Vehicle Control Systems, Leeds, Operations. He served as Vice President in charge of the United Kingdom operations of Vehicle Control Systems from January 1997 until February 1999. Prior thereto he served as Managing Director (Business Leader) of that Group from May 1995 to December 1996, and as Process Owner, Order Fulfillment from 1993 to May 1995.

      Mr. Canizares was elected Vice President in December 1990. In June 1998 he became VP, Distribution, for the Worldwide Applied System Group, after having responsibility for the Air Conditioning Systems and Services Sector's International Applied Business from January 1998 until June. Prior thereto, from December 1990, he was in charge of the Trane Asia Pacific Region.

      Mr. Delker was elected Vice President and Group Executive, Plumbing Products, Worldwide Fittings, in April 1990.

      Mr. Kerckhove was elected Vice President in January 1998. Prior thereto he was Senior Vice President, Plumbing Products, since June 1990. Mr. Kerckhove has served as a director of the Company since September 1990.

      Mr. Loreti was elected Vice President and Group Executive, Plumbing Products, Europe, in March 1999. From November 1996 until March 1999 he was Business Leader of the Company's Sanifrance operations in France and of the Italian plumbing company. Prior thereto he was Managing Director and General Manager of the Italian plumbing company since 1990.

      Mr. Montauze was elected a Vice President in October 1994. In February 1999 he became Vice President, Vehicle Control Systems, Claye-Souilly Operations. He served as Vice President in charge of the French operations of Vehicle Control Systems from October 1994 until February 1999.

      Mr. Nutter was elected Vice President and Group Executive, U.S. Plumbing Products, in May 1995 and has been Vice President and Group Executive, Plumbing Products, Americas, since January 1998. Prior thereto he served as Vice President, Vehicle Control Systems, United Kingdom from January 1992.

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

      Mr. Schultz was elected a Vice President in 1987 and has been Vice President and Group Executive, Worldwide Applied Systems, Air Conditioning Systems and Services since January 1998. Prior thereto he served as Group Executive, North American Commercial Group of Air Conditioning Systems and Services, since 1987.

      Mr. Simon was elected Vice President and Controller in January 1992.

      Mr. Voss was elected a Vice President in July 1995. In February 1999 he became Vice President, Vehicle Control Systems, Order Fulfillment. He served as Vice President and Group Executive, European Plumbing Products from July 1995 until February 1999. Prior thereto, he served as Process Owner, Order Fulfillment of the WABCO Automotive company in Germany from January 1994 to June 1995.

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

      The number of holders of record of the common stock of the Company as of March 10, 2000, was 951.

      No dividends have been declared on the Company's common stock since the Offering. The Company has no separate operations and its ability to pay dividends or repurchase its common stock is dependent entirely upon the extent to which it receives dividends or other funds from its wholly-owned subsidiaries, American Standard Inc. and American Standard International Inc. The terms of the Company's 1997 Credit Agreement restrict the payment of dividends and other extensions of funds by American Standard Inc. and American Standard International Inc. to the Company.

      Set forth below are the high and low sales prices for shares of the Company's common stock for each quarterly period in 1998 and 1999.


                             1998:         High        Low
                             -----         ----        ---
                        First quarter     $48-1/4    $37-3/8
                        Second quarter    $49-1/4    $39-7/8
                        Third quarter     $48-7/16   $24-5/16
                        Fourth quarter    $37-7/8    $21-5/8

                             1999:
                        First quarter     $35-3/4    $31-3/8
                        Second quarter    $49-7/16   $34-5/8
                        Third quarter     $49-1/4    $38-3/8
                        Fourth quarter    $46        $33-3/8

ITEM 6. SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31
                                                                             ----------------------
                                                    1999             1998             1997             1996             1995
                                                ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
----------------------------
Sales                                           $      7,190     $      6,556     $      5,958     $      5,805     $      5,221
                                                ============     ============     ============     ============     ============

Segment income                                  $        751     $        658     $        632     $        605     $        551
Equity in net income of
   unconsolidated joint
   ventures                                               37               27               12                3                7
Restructuring and asset
   impairment charges (a)                                (15)            (197)              --             (235)              --
Interest expense                                        (188)            (188)            (192)            (198)            (213)
Corporate expenses                                      (134)            (110)            (105)            (104)            (111)
                                                ------------     ------------     ------------     ------------     ------------
Income from continuing
   operations before income taxes
   and extraordinary item                                451              190              347               71              234
Income taxes                                            (187)            (141)            (124)            (105)             (85)
                                                ------------     ------------     ------------     ------------     ------------
Income (loss) from continuing
   operations before extraordinary
   item (b)                                     $        264     $         49     $        223     $        (34)    $        149
                                                ============     ============     ============     ============     ============
Per Common Share:
   Income (loss) from continuing
   operations before extraordinary
   item:
         Basic                                  $       3.74     $        .68     $       3.03     $       (.44)    $       2.00
                                                ============     ============     ============     ============     ============

         Diluted                                $       3.63     $        .66     $       2.93     $       (.44)    $       1.97
                                                ============     ============     ============     ============     ============

Average number of outstanding Common shares:
         Basic                                    70,524,145       71,729,541       73,801,220       77,986,511       74,671,830
         Diluted                                  72,666,406       73,672,018       76,167,486       77,986,511       75,823,854

BALANCE SHEET DATA (at end of
------------------
   period):
   Total assets                                 $      4,686     $      4,107     $      3,718     $      3,520     $      3,520
   Total debt                                          2,643            2,428            2,300            1,923            2,083
   Stockholders' deficit                                (497)            (701)            (610)            (380)            (390)


(a) In 1999 the Company recorded restructuring and asset impairment charges of $15 million ($9 million, net of tax benefits, or $.13 per diluted share). These consist of restructuring charges of $30 million principally for Vehicle Control Systems and a $13 million impairment charge relating to a minority equity interest in a non-core business, partly offset by a reduction of charges taken in 1998 to restructure North American Plumbing Products Operations. In 1998 the Company recorded restructuring and asset impairment charges of $197 million ($183 million, net of tax, or $2.49 per diluted share.) Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a non-cash charge of $235 million, or $2.95 per diluted share.

(b) Retirements of debt in connection with debt refinancing in 1998 and 1997 and the initial public offering in 1995 resulted in extraordinary charges of $50 million (net of taxes of $7 million) in 1998, $24 million (net of taxes of $6 million) in 1997, and $30 million in 1995 on which there was no tax benefit. These charges included call premiums and the write-off of deferred debt issuance costs (see

      Note 11 of Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Stockholders and incorporated herein by reference).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages 18 through 29 of the Company's Annual report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosures about market risk are set forth in the Company's Annual Report to Stockholders on pages 28 and 29 under the caption "Market Risk" and on page 55 in Note 13 to the financial statements and are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Incorporated herein by reference from the Company's Annual Report to Stockholders are the financial statements and related information listed in the Index to Financial Statements and Financial Statement Schedules on page 27 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 27, 2000: under the headings: "Stock Ownership" and "1. Election of Directors", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

      For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

      None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)


ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated March 27, 2000 as follows: under the section entitled "Directors' Fees and Other Arrangements" on page 7 thereof, under the heading entitled "Executive Compensation" on pages 10 through 14 thereof, under the heading entitled "Compensation Committee Interlocks and Insider Participation" on page 18 and under the heading entitled "Certain Relationships and Related Party Transactions" on page 18 thereof, and is incorporated herein by reference except for the sections entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" and "Performance Graph" appearing on pages 15 through 18 except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the heading entitled "Stock Ownership" on pages 4 and 5 in the Company's definitive Proxy Statement dated March 27, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement dated March 27, 2000 under the section entitled "Certain Relationships and Related Party Transactions", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial statements and financial statement schedules

          The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 27 hereof incorporated herein by reference.

     3.   Exhibits

          The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K

          During the quarter ended December 31, 1999, the company filed a Current Report on Form 8-K which included the text of a press release announcing the election on October 7, 1999, of Frederic M. Poses as Chairman and Chief Executive Officer of the Company effective January 1, 2000, and as a Director of the Company effective immediately. Also included were the texts of separate press releases announcing the Company's decision to sell its Medical Systems Group and the election of Jared L. Cohon as a Director.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                    ------------
                                                                       1999
                                                                       ANNUAL
                                                                       REPORT
                                                                         TO
                                                                    STOCKHOLDERS
                                                                       (PAGES)
                                                                    ------------
1.  Financial Statements (incorporated by reference from
      the Company's 1999 Annual Report to Stockholders)

    Consolidated Balance Sheet at
          December 31, 1999, and 1998                                     34
    Years ended December 31, 1999, 1998, and 1997:
          Consolidated Statement of Operations                            32
          Consolidated Statement of Cash Flows                            33
          Consolidated Statement of Stockholders' Deficit                 36
    Notes to Financial Statements                                        37-65
    Segment Data                                                         16,57
    Quarterly Data (Unaudited)                                           66,67
    Report of Independent Auditors                                         31

                                                                    ------------
                                                                     FORM 10-K
                                                                       (PAGES)
                                                                    ------------
2.  Report of Independent Auditors                                        34
    Financial statement schedules, years ended
      December 31, 1999, 1998, and 1997
    I    Condensed Financial Information of Registrant                  35-38
   II    Valuation and Qualifying Accounts                                39

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

      (ii)  Amended and Restated By-laws of Holding, filed herewith.

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

      (iv) First Supplemental Indenture, dated as of February 1, 2000 among the Company, Holding and Wilmington Trust Company, as Trustee, filed herewith.

      (v) Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York; filed as Exhibit (4) (i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.

      (vi) Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; previously filed as Exhibit 4.1 in Holding's Form 10- Q for the quarter ended September 30, 1998, and herein incorporated by reference.

      (vii) First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company's 7.375% Senior Notes due 2008, guaranteed by Holding; previously filed as Exhibit (4)(xi) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

      (viii)Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company's 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

      (ix) Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7-3/8% Senior Notes due 2005; previously filed as Exhibit 4.2 in Holding's Form 10-Q for the quarter ended September 30, 1998 and herein incorporated by reference.

      (x) Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due; filed herewith.

      (xi) Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009; filed herewith.

      (xii) Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006, filed herewith.

      (xiii)Amended and Restated Credit Agreement, dated as of January 31,
            1997, among Holding, the Company, certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Citibank, N. A., as Documentation Agent; The Bank of Nova Scotia and NationsBank, N. A., as Co-Syndication Agents; Bankers Trust Company, Deutsche Bank AG, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited, New York Branch and The Sumitomo Bank, Ltd., as Senior Managing Agents; and The Bank of New York, Banque Paribas, CIBC Inc., CIBC Wood Gundy plc, Compagnie Financiere de CIC et de L'Union Europeenne, Credit Lyonnais, New York Branch, Fleet National Bank, The Long Tem Credit Bank of Japan, Limited and The Toronto-Dominion Bank, as Managing Agents; previously filed as Exhibit (4) (xviii) to Amendment No. 2 to Registration Statement No. 333-18015, filed February 5, 1997, and herein incorporated by reference.

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

      (xvi) Third Amendment dated as of August 7, 1998 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.3 in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

      (xvii)Fourth Amendment dated as of December 22, 1998 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4 in Holding's Form 8-K dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.

      (xviii) Fifth Amendment dated as of November 30, 1999 to the Amended and
              Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

      (xix) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4)
              (xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)* (i)     Employment Agreement of Frederic M. Poses, previously filed as
              Exhibit (10) to Holding's Form 10-Q for the third quarter ended
              September 30, 1999, and herein incorporated by reference.

      (ii) The American Standard Companies Inc. Employee Stock Purchase Plan; previously filed as Exhibit (10)(i) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

      (iii) American Standard Inc. Long-Term Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10) (i) of Company's Form 10-K for the fiscal year ended December 31, 1996.

      (iv) Trust Agreement for American Standard Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit
              (10) (ii) of Company's Form 10-K for the fiscal year ended December 31, 1996.

      (v) American Standard Inc. Annual Incentive Plan, as amended and restated on December 5, 1996; incorporated herein by reference to Exhibit (10) (iii) of Company's Form 10-K for the fiscal year ended December 31, 1996.

      (vi) American Standard Inc. Executive Supplemental Retirement Benefit Program, as restated to include all amendments through July 6, 1995; incorporated herein by reference to Exhibit (10) (iv) of Company's Form 10-K for the fiscal year ended December 31, 1995.

      (vii) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through December 4, 1997; incorporated herein by reference to Exhibit (10) (v) to the Company's Form 10-K for the fiscal year ended December 31, 1997.

      (viii) Trust Agreement for the American Standard Inc. Supplemental Compensation Plan for Outside Directors, dated March 7, 1996; incorporated herein by reference to Exhibit (10) (vi) to the Company's Form 10-K for the fiscal year ended December 31, 1997.

      (ix) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated as of December 2, 1999; filed herewith.

      (x) Summary of terms of Unfunded Deferred Compensation Plan adopted December 2, 1993; previously filed as Exhibit (10) (xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and herein incorporated by reference.

*Items in this section 10 constitute management contracts or compensatory plans or arrangements with the exception of (10) (xvi), (xvii) and (xviii).

      (xi) American Standard Companies Inc. Stock Incentive Plan, as amended and restated on December 2, 1999, filed herewith.

      (xii) Addendum to Stock Incentive Plan referred to in Exhibit (10) (xi) above to comply with local regulations in the United Kingdom with respect to options granted in that country, filed herewith.

      (xiii) Addendum to Stock Incentive Plan referred to in Exhibit (10) (xi) above to comply with local regulations in France with respect to options granted in that country, filed herewith.

      (xiv) American Standard Companies Inc. and Subsidiaries 1997-1999 Supplemental Incentive Plan as described in the American Standard Companies Inc. Notice of Annual Meeting of Stockholders and Proxy Statement, May 7, 1998, on pages 11 and 18 and herein incorporated by reference. The plan was amended on March 4, 1999 to extend the performance period through the year 2000 and modify the target conditions for the achievement of awards under the Plan and is now called the American Standard Companies Inc. and Subsidiaries 1997-2000 Supplemental Incentive Plan.

      (xv)    Form of Indemnification Agreement; previously filed as Exhibit
              (10) (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

      (xvi) Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L.P. and Kelso ASI Partners, L.P.; previously filed as Exhibit (10) (i) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

      (xvii) Form of Warrant Agreement between Holding and Citibank, N. A. as Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10) (xvi) above; previously filed as Exhibit (10) (ii) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

      (xviii) Share Purchase Agreement dated February 2,1999 among Blue Circle
              Industries PLC; Blue Circle Bathrooms Limited; Blue Circle Home Products BV; Blue Circle Home Products Beteiligungs-GmbH and Ideal Standard Limited; Ideal Standard S.r.l.; WABCO Standard GmbH and U.S. Plumbing Products Inc.; Ideal Standard IBV Limited; WABCO Standard Export Inc.; previously filed as Exhibit 2 in Holding's Form 8-K, dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.

      (xix) Amendment of Employment Agreement of Frederic M. Poses referred to in Exhibit (10)(i) above, filed herewith.

(12)          Ratio of Earnings to Fixed Charges.

(13) 1999 Annual Report to Stockholders. Only those portions specifically incorporated by reference are filed; no other portions of the 1999 Annual Report to Stockholders are to be deemed filed.

(21)          Listing of Holding's subsidiaries.

(23)          Consent of Ernst & Young LLP.

(27)          Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN STANDARD COMPANIES INC.

                                              By: /s/  Frederic M. Poses
                                              --------------------------
                                                     (Frederic M. Poses)
                                    Chairman and Chief Executive Officer


March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

      /s/  FREDERIC M. POSES
      ----------------------
      (Frederic M. Poses)                  Chairman, President and Chief
                                           Executive
                                           Officer; Director
                                           (Principal Executive Officer)

      /s/ G. PETER D'ALOIA
      --------------------
      (G.  Peter D'Aloia)                  Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

      /s/  G.  RONALD SIMON
      ---------------------
      (G.  Ronald Simon)                   Vice President and Controller
                                           (Principal Accounting Officer)

      /s/  STEVEN E.  ANDERSON
      ------------------------
      (Steven E.  Anderson)                Director

      /s/  JARED L. COHON
      -------------------
      (Jared L. Cohon)                     Director

      /s/  JAMES F. HARDYMON
      ----------------------
      (James F. Hardymon)                  Director

      /s/  GEORGE H. KERCKHOVE
      ------------------------
      (George H. Kerckhove)                Director

      /s/  ROGER W.  PARSONS
      ----------------------
      (Roger W.  Parsons)                  Director

      /s/  J.  DANFORTH QUAYLE
      ------------------------
      (J.  Danforth Quayle)                Director

      /s/  DAVID  M.  RODERICK
      ------------------------
      (David M.  Roderick)                 Director

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Systems and Services' and Plumbing Products' markets; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company's markets; pricing changes to the Company's supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products and the inability to obtain regulatory approvals for one or more of the Company's potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company's German legal counsel; the planned redemption of debt; the impact of the Far East economic situation; and transactions or other events affecting the need for, timing and extent of the Company's capital expenditures.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 11, 2000. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                         /S/ ERNST & YOUNG LLP


New York, New York
February 11, 2000

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF OPERATIONS (PARENT COMPANY SEPARATELY)
                              (DOLLARS IN MILLIONS)


                                                         YEAR ENDED DECEMBER 31,
                                                    1999           1998            1997
                                                  --------       --------        --------
Interest income                                   $     --       $     --        $    1.4
Interest expense                                        --             --            (1.4)
Equity in net income (loss) of subsidiary           138.3           (16.3)           96.2
                                                  --------       --------        --------
Net income (loss)                                 $  138.3       $  (16.3)       $   96.2
                                                  ========       ========        ========

                      SEE NOTES TO FINANCIAL STATEMENTS.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (CONTINUED)


                    BALANCE SHEET (PARENT COMPANY SEPARATELY)
                              (DOLLARS IN MILLIONS)

                                                      DECEMBER 31,
                                                      ------------
                          ASSETS                  1999            1998
                                                 -------         -------


Investment in subsidiaries                       $(145.2)        $(344.8)


                       LIABILITIES

Loan payable to subsidiary                         351.3           356.2

                   STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 200,000,000
shares authorized: issued and
   outstanding, 70,742,538 shares in 1999;
   69,924,615 shares in 1998                          .7              .7
Capital surplus                                    595.1           594.0
Treasury stock                                    (363.3)         (379.6)
Accumulated deficit                               (553.3)         (691.6)
Foreign currency translation effects              (175.7)         (224.5)
                                                 -------         -------

Total stockholders' deficit                       (496.5)         (701.0)
                                                 -------         -------
                                                 $(145.2)        $(344.8)
                                                 =======         =======


                       SEE NOTES TO FINANCIAL STATEMENTS.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               STATEMENT OF CASH FLOWS (PARENT COMPANY SEPARATELY)
                              (DOLLARS IN MILLIONS)


                                                                 YEAR ENDED DECEMBER 31,
                                                           1999            1998            1997
                                                         -------         -------         -------
Cash flows from operating activities:
    Net income (loss)                                    $ 138.3         $ (16.3)        $  96.2
    Adjustments to reconcile net income (loss)
       to net cash provided by operating
      activities

        Equity in net loss (income) of subsidiary         (138.3)           16.3           (96.2)
                                                         -------         -------         -------
Net cash flow from operating activities                       --              --              --
                                                         -------         -------         -------
Cash provided (used) by investing
      activities:
    Investment in subsidiary                                (8.1)           (4.9)           (1.2)
    Purchase of common stock by subsidiary                    --              --            16.9
                                                         -------         -------         -------
Net cash provided (used) by investing
    activities                                              (8.1)           (4.9)           15.7
                                                         -------         -------         -------
Cash provided (used) by financing activities:
    Purchases of treasury stock                             (4.2)          (83.7)         (310.7)
    Issuance of common stock                                17.2            14.8            20.0
    Loan from subsidiary                                    (4.9)           73.8           291.9
    Other                                                     --              --           (16.9)
                                                         -------         -------         -------
Net cash provided (used) by financing
    activities                                               8.1             4.9           (15.7)
                                                         -------         -------         -------

Net change in cash and cash equivalents                  $     0         $     0         $     0
                                                         =======         =======         =======


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

(B) The Parent Company was organized in 1988 to acquire American Standard Inc. (the "Acquisition"). American Standard Inc.'s common stock is owned solely by the Parent Company. On December 31, 1999, the Parent Company became the sole owner of all the common stock of American Standard International Inc. as a result of a reorganization of subsidiary ownership within the Company.

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

(D) In 1998, the Parent Company's Board of Directors approved the purchase of up to $300 million of the Parent Company's common stock, not to exceed $100 million per year, during the three-year period ending July 2001. During 1999 the Parent Company purchased .1 million shares of its common stock for $4 million and during 1998 purchased 2.7 million shares for $83.7 million, 2.5 million of which shares were purchased for $75 million pursuant to this plan. These purchases were funded with borrowings by American Standard Inc.'s 1997 Credit Agreement which were loaned to the Parent Company under a non-interest-bearing intercompany demand note.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (DOLLARS IN THOUSANDS)

            Description                                                                              Foreign
                                    Balance       Additions                                          Currency          Balance
                                   Beginning      Charged to                        Other           Translation         End of
                                   of Period       Income       Deductions          Changes            Effects          Period
                                   ---------       ------       ----------          -------            -------          ------
1999:
Reserve deducted from assets:
Allowance for doubtful
  accounts receivable               $ 33,264       $23,520       $(10,468)(A)       $  1,412           $( 1,825)       $ 45,903
                                    ========       =======       ========           ========           ========        ========
Reserve for post-retirement
  benefits                          $468,197       $71,562       $(56,107)(B)       $ (4,866)(C)       $(42,680)       $436,106
                                    ========       =======       ========           ========           ========        ========
1998:
Reserve deducted from assets:
Allowance for doubtful
  accounts receivable               $ 28,885       $15,236       $ (8,289)(A)       $ (1,660)          $   (908)       $ 33,264
                                    ========       =======       ========           ========           ========        ========
Reserve for post-retirement
  benefits                          $428,385       $60,219       $(44,514)(B)       $  2,716(D)        $ 21,391        $468,197
                                    ========       =======       ========           ========           ========        ========

1997:
Reserve deducted from assets:
Allowance for doubtful
  accounts receivable               $ 28,294       $14,212       $ (9,581)(A)       $   (841)          $ (3,199)       $ 28,885
                                    ========       =======       ========           ========           ========        ========
Reserve for post-retirement
  benefits                          $473,229       $57,751       $(44,808)(B)       $(15,641)(C)       $(42,146)       $428,385
                                    ========       =======       ========           ========           ========        ========

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A) Accounts charged off.

(B) Payments made during the year.

(C) Includes reclassifications to current liabilities, offset by effect of acquisition of new businesses.

(D) Primarily includes reclassification from current liabilities.