Form 10-Q
period 2000-03-31
AMERICAN STANDARD COMPANIES INC
filed 2000-05-15
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                                                 X Yes No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, $.01 par value, outstanding at
           April 30, 2000                                   70,226,846  shares

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

     American Standard Companies Inc. (the "Company") is a Delaware corporation that has as its only significant assets all the outstanding common stock of American Standard Inc. and American Standard International Inc. ("ASII"), both Delaware Corporations. Hereinafter, "American Standard" or "the Company" will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                           (Dollars in millions except
                               per share amounts)


                                                      Three months ended
                                                          March 31,

                                                    2000               1999
                                                  ------             ------

SALES                                             $1,822             $1,649
                                                  ------             ------

COST AND EXPENSES
  Cost of sales                                    1,381              1,238
  Selling and administrative expenses                296                283
  Other income                                        (3)                (2)
  Interest expense                                    48                 46
                                                  ------             ------
                                                   1,722              1,565
                                                  ------             ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                100                 84
Income taxes                                          40                 35
                                                  ------             ------

INCOME FROM CONTINUING OPERATIONS                     60                 49
Loss from discontinued operations                      -                 (2)
                                                  ------             ------
NET INCOME                                        $   60             $   47
                                                  ======             ======

Per basic common share:

    Income from continuing operations             $  .85             $  .70
    Loss from discontinued operations                  -               (.03)
                                                  ------             ------
    Net income                                    $  .85             $  .67
                                                  ======             ======

Per diluted common share:

    Income from continuing operations             $  .82             $  .68
    Loss from discontinued operations                  -               (.03)
                                                  ------             ------
    Net income                                     $ .82             $  .65
                                                  ======             ======

Average common shares outstanding
    Basic                                     71,025,480         70,221,451
    Diluted                                   73,059,767         71,903,290

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                         March 31,  December 31,
                                                            2000        1999
                                                        ---------   -----------
         CURRENT ASSETS

         Cash and cash equivalents                          $  40       $  61
         Accounts receivable                                1,043         986
         Inventories
           Finished products                                  337         286
           Products in process                                111          99
           Raw materials                                      125         120
                                                            -----       -----
                                                              573         505
         Net assets of discontinued
           operations held for sale                            52          51
         Other current assets                                 130         123
                                                            -----       -----
         TOTAL CURRENT ASSETS                               1,838       1,726

         FACILITIES, less accumulated depreciation:
           March 2000 - $582; Dec. 1999 - $571              1,393       1,414
         GOODWILL                                             956         991
         OTHER ASSETS                                         628         555
                                                            -----       -----
         TOTAL ASSETS                                      $4,815      $4,686
                                                           ======      ======

         CURRENT LIABILITIES
         Loans payable to banks                             $  90       $ 737
         Current maturities of long-term debt                  19          19
         Accounts payable                                     608         578
         Accrued payrolls                                     203         225
         Other accrued liabilities                            825         728
                                                            -----       -----
         TOTAL CURRENT LIABILITIES                          1,745       2,287

         LONG-TERM DEBT                                     2,596       1,887
         RESERVE FOR POSTRETIREMENT BENEFITS                  416         436
         OTHER LIABILITIES                                    535         572
                                                            -----       -----
         TOTAL LIABILITIES                                  5,292       5,182

         STOCKHOLDERS' DEFICIT
         Preferred stock, 2,000,000 shares authorized,
           none issued and outstanding                          -           -
         Common stock $.01 par value, 200,000,000
           shares authorized; 70,468,014
           shares issued and outstanding
           in 2000; 70,742,538 in 1999                          1           1
         Capital surplus and other                            581         595
         Treasury stock                                      (367)       (363)
         Accumulated deficit                                 (493)       (553)
         Foreign currency translation effects                (199)       (176)
                                                            -----       -----

         TOTAL STOCKHOLDERS' DEFICIT                         (477)       (496)
                                                            -----       -----
                                                           $4,815      $4,686
                                                           ======      ======

                             See accompanying notes



                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2000      1999
                                                            ----      ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                             $ 60      $ 47
    Adjustments to reconcile net income to net cash
      used by opertions:
        Loss from discontinued operations                     -         2
        Depreciation and amortization                        55        48
        Other non-cash items                                  3         2
        Changes in assets and liabilities:
           Accounts receivable                              (66)     (107)
           Inventories                                      (60)      (60)
           Accounts payable and other accruals              (55)       76
           Other assets and liabilities                      36       (55)
                                                           ----      ----
    Net cash used by continuing operations                  (27)      (47)
    Net cash used by discontinued operations                 (4)      (18)
                                                           ----      ----
    Net cash used by operating activities                   (31)      (65)
                                                           ----      ----

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (37)      (32)
    Investments in affiliated companies
       and other businesses                                  (9)      (19)
    Investment in computer software                         (13)       (8)
    Acquisition of Armitage/Dolomite,
       net of cash acquired                                   -      (430)
    Other                                                     8         5
                                                           ----      ----
    Net cash used by investing activities                   (51)     (484)
                                                           ----      ----

  FINANCING ACTIVITIES:
    Repayments of long-term debt                             (7)      (18)
    Net change in credit facility                           110       459
    Net change in other short-term debt                       6        67
    Purchases of treasury stock                             (49)       (2)
    Other                                                     2         2
                                                           ----      ----
  Net cash provided by financing activities                  62       508
                                                           ----      ----

Effect of exchange rate changes on cash and
  cash equivalents                                           (1)       (1)
Net decrease in cash and cash equivalents                   (21)      (42)
Cash and cash equivalents at
      beginning of period                                    61        63
                                                           ----      ----
Cash and cash equivalents at end of period                 $ 40      $ 21
                                                           ====      ====

                             See accompanying notes


                        AMERICAN STANDARD COMPANIES INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the fourth quarter of 1999, the Board of Directors of the Company approved a plan for the sale of the Medical Systems segment. The Company expects to complete the sale in the second quarter of 2000. Accordingly, Medical Systems is reported as a discontinued operation in the accompanying Unaudited Summary Statement of Operations and the Company's net investment in that segment is reported in the accompanying Unaudited Summary Balance Sheet as net assets of discontinued operations held for sale. Financial statements for all prior periods presented have been restated to reflect these classifications.

Borrowings under the revolving credit facilities of the Company's bank credit agreement (the "1997 Credit Agreement") that were previously classified as short-term debt, have been classified as long-term debt as of March 31, 2000, as the Company has the ability to refinance such borrowings with long-term debt under the terms of the 1997 Credit Agreement.

Note 2.  Restructuring and Asset Impairment Charges

As described in Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in 1998 the Company committed to restructuring plans designed to achieve lower product costs and improved efficiency. Key elements of the plans include the transfer of significant manufacturing capacity to locations with lower labor costs and the sale of certain assets. In connection therewith, the Company determined that certain long-lived assets were impaired. Accordingly, in the second half of 1998 the Company recorded charges totaling $197 million.

In 1999, after re-evaluating its plans, the Company recorded a net $15 million restructuring and asset impairment charge that reflected: reversal of $29 million of unneeded amounts accrued in 1998 for certain Plumbing Products facilities; accrual of additional charges of $17 million for the closure of five Vehicle Control Systems manufacturing facilities; accrual of $14 million to reflect current estimates of certain other charges; and a $13 million impairment charge related to a minority equity investment that the Company does not expect to recover.

Following is a summary of the unpaid balances of the restructuring and asset impairment accruals, and activity for the three months ended March 31, 2000 (dollars in millions):

                                               Paid in
                                 Balance     first three       Balance
                                Dec. 31,      months of       March 31,
                                  1999           2000           2000
                               ---------     ----------       --------
      Termination payments
        to employees               $16.8         $  5.9         $ 10.9
      Other employee costs           7.4              -            7.4
      Facilities write-downs         1.3             .9             .4
      Other                          3.1              -            3.1
                                  ------         ------         ------
                                  $ 28.6         $  6.8         $ 21.8
                                  ======         ======         ======


The Company expects that essentially all of the $21.8 million balance as of March 31, 2000 will be utilized by the end of 2000. Of the 2,260 employees being terminated, 1,380 had been terminated as of March 31, 2000.

Note 3.  Comprehensive Income

Total comprehensive income, consisting of net income and foreign currency translation effects, for the three months ended March 31, 2000 and 1999 were $55 million and $65 million, respectively.

Note 4.  Tax Matters

As described in Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there are pending German tax issues for the years 1984 through 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 5.  Earnings Per Share

The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended March 31, 2000 and 1999 included 2,034,287 and 1,681,839 average incremental shares, respectively, for the assumed exercise of stock options.

Note 6.  Impact of Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management believes that the adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or financial position.

Note 7. Supplemental Consolidating Condensed Financial Information

         All of the Company's Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. ("ASI"). American Standard Companies Inc. (the "Parent Company") fully and unconditionally guarantees the payment obligations under these securities. In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations and statements of cash flows for the three months ended March 31, 2000 and 1999, and balance sheets as of March 31, 2000 and December 31, 1999 for the Parent Company and ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the "Other Subidiaries") for 2000 only. None of the Other Subsidiaries guarantee the debt of ASI. On December 31, 1999 the Company completed an internal reorganization whereby ASI transferred ownership of all the Other Subsidiaries and their intellectual property rights to another wholly owned subsidiary, American Standard International Inc. Prior to December 31, 1999, there were no Other Subsidiaries. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                                                Parent                     Other                      Consolidated
            (Dollars in millions)              Company         ASI      Subsidiaries  Eliminations         Total

  Sales                                                         $1,087          $787          $(52)        $1,822
                                                                ------          ----          -----        ------

  Costs and expenses:
    Cost of sales                                                  828           595            (42)        1,381
    Selling and administrative expenses                            155           141                          296
    Other (income) expense                                          33           (26)           (10)           (3)
    Interest expense                                                41             7                           48
                                                                ------          ----          -----        ------
      Total expenses                                             1,057           717            (52)        1,722
                                                                ------          ----          -----        ------
  Income before income taxes and equity in
    net income of consolidated subsidiaries                         30            70               -          100
  Income taxes                                                      13            27               -           40
                                                                ------          ----          -----        ------
  Income before equity in net income of
    consolidated subsidiaries                                       17            43              -            60
  Equity in net income of consolidated subsidiaries  $60             -             -           ($60)            -
                                                    ----        ------          ----          -----        ------

  Net income                                         $60         $  17          $ 43           ($60)          $60
                                                    ====         =====          ====            ===           ===



                     CONSOLIDATING CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 2000
                                   (Unaudited)
                                                     Parent                   Other                    Consolidated
               (Dollars in millions)                Company        ASI     Subsidiaries  Eliminations      Total
                                                    -------        ---     ------------  ------------  ------------

  ASSETS
  Current assets:

    Cash and cash equivalents                                                   $   40                        $  40
    Accounts receivable, net                                       $ 463           580                        1,043
    Inventories                                                      295           278                          573
    Net assets of discontinued operations heldfor sale                52             -                           52
    Other current assets                                              49            81                          130
                                                                  ------        ------                        -----
      Total current assets                                           859           979                        1,838
    Facilities, net                                                  500           893                        1,393
    Goodwill, net                                                    147           809                          956
    Investment in subsidiaries                        $  (77)          -             -       $    77             -
    Intercompany receivables                                          76           408          (484)            -
    Loan receivable from parent                                      421           421          (842)            -
    Other assets                                                     439           189                          628
                                                      -------     ------        ------       --------       -------
      Total assets                                    $  (77)     $2,442        $3,699       $(1,249)       $ 4,815
                                                      =======     ======        ======       ========       =======
  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    EQUITY
  Current liabilities:

    Loans payable to banks                                                      $   90                      $    90
    Current maturities of long-term debt                           $  14             5                           19
    Other current liabilities                                        916           720                        1,636
                                                                  ------        ------                      -------
      Total current liabilities                                      930           815                        1,745
    Long-term debt                                                 2,121           475                        2,596
    Reserve for postretirement benefits                              197           219                          416
    Intercompany payables                                            408            76       $  (484)            -
    Loans payable to subsidiaries                        $400        421            21          (842)            -
    Other long-term liabilities                                      299           236                          535
                                                      -------     ------        ------       --------       -------
      Total liabilities                                  400       4,376         1,842        (1,326)         5,292
                                                      -------     ------        ------       --------       -------
      Total stockholders' (deficit) equity              (477)     (1,934)        1,857            77           (477)
                                                      -------     ------        ------       --------       -------
      Total liabilities and stockholders'             $  (77)     $2,442        $3,699       $(1,249)       $ 4,815
        (deficit) equity                              =======     ======        ======       ========       =======




                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                        Parent                  Other                  Consolidated
                (Dollars in millions)                   Company      ASI    Subsidiaries   Eliminations    Total
                ---------------------                   -------      ---    ------------   --------------- -----
  Cash provided (used) by:
    Operating activities:
      Net income                                            $ 60      $17        $ 43        $(60)         $ 60
      Adjustments to reconcile net income to net
        cash provided (used) by operations:
          Depreciation and amortization                                18          37                        55
          Other non-cash items                                 1        3           -          (1)            3
          Equity in net income of subsidiary                 (60)                              60             -
          Changes in assets and liabilities:
           Accounts receivable                                        (10)        (56)                      (66)
           Inventories                                                (51)         (9)                      (60)
           Accounts payable and other accruals                (3)      88        (143)          3           (55)
           Other assets and liabilities                                 1          35                        36
                                                            ----     ----        ----        ----          ----
    Net cash provided (used) by continuing
           operations                                         (2)      66         (93)          2           (27)
    Net cash used by discontinued operations                           (4)          -                        (4)
                                                            ----     ----        ----        ----          ----
    Net cash provided (used) by operating
           activities                                         (2)      62         (93)          2           (31)
    Investing Activities:                                   ----     ----        ----        ----          ----
        Purchase of property, plant and equipment                     (11)        (26)                      (37)
        Investments in affiliated companies and
          other businesses                                    (1)       -          (9)          1            (9)
        Investments in computer software                              (10)         (3)                      (13)
        Other                                                           5           3                         8
                                                            ----     ----        ----        ----          ----
    Net cash used by investing activities                     (1)     (16)        (35)          1           (51)
                                                            ----     ----        ----        ----          ----
        Repayments of long-term debt                                   (6)         (1)                       (7)
        Net change in credit facility                                  (4)        114                       110
        Net change in other short-term debt                             -           6                         6
        Purchases of treasury stock                          (49)     (49)          -          49           (49)
        Increase in loan from subsidiary                      49        -           -         (49)            -
        Issuance of common stock                               3                               (3)
        Other                                                            2                                    2
                                                            ----     ----        ----        ----          ----
    Net cash provided (used) by financing activities           3      (57)        119          (3)           62
                                                            ----     ----        ----        ----          ----
    Effect of exchange rate changes on cash and
        cash equivalents                                                -          (1)                       (1)
                                                            ----     ----        ----        ----          ----
    Net increase (decrease) in cash and
        cash equivalents                                       -      (11)        (10)          -           (21)
                                                            ----     ----        ----        ----          ----
    Cash and cash equivalents at beginning of
        period                                                         11          50                        61
                                                            ----     ----        ----        ----          ----
    Cash and cash equivalents at end of period             $   -    $   -       $  40      $    -           $40
                                                           =====    =====       =====      ======          ====


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                                                            Parent                                Consolidated
                  (Dollars in millions)                     Company        ASI      Eliminations      Total
                                                            -------      --------   ------------  ------------

  Sales                                                                    $1,649                      $1,649

  Costs and expenses:
    Cost of sales                                                           1,238                       1,238
    Selling and administrative expenses                                       283                         283
    Other income                                                               (2)                         (2)
    Interest expense                                                           46                          46
                                                                            -----                      ------
      Total expenses                                                        1,565                       1,565
                                                                            -----                      ------
  Income from continuing operations before income taxes
      and equity in net income of consolidated subsidiaries                    84                          84

  Income taxes                                                                 35                          35
                                                                            -----                      ------
  Income from continuing operations before equity in
      net income of consolidated subsidiaries                                  49                          49

  Loss from discontinued operations                                            (2)                         (2)

  Equity in net income of subsidiaries                          $ 47            -         $ (47)            -
                                                                ----        -----         ------         ----

  Net income                                                    $ 47         $ 47         $ (47)         $ 47
                                                                =====        =====        ======         ====


                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1999

                                                 Parent                      Other                    Consolidated
            (Dollars in millions)               Company          ASI      Subsidiaries  Eliminations      Total
                                                -------         ----      ------------  ------------  ------------

  ASSETS
  Current assets:

    Cash and cash equivalents                                    $   11       $    50                     $    61
    Accounts receivable, net                                        448           538                         986
    Inventories                                                     244           261                         505
    Net assets of discontinued operations
       held for sale                                                 51             -                          51
    Other current assets                                             38            85                         123
                                                                 ------       -------                     -------
      Total current assets                                          792           934                       1,726
  Facilities, net                                                   503           911                       1,414
  Goodwill, net                                                     148           843                         991
  Investment in subsidiaries                       $ (145)           -             -       $    145            -
  Intercompany receivables                                           43           825          (868)           -
  Loan receivable from parent                                       351            -           (351)           -
  Other assets                                                      455           100                         555
                                                    ------      -------       -------      --------       -------
      Total assets                                 $ (145)      $ 2,292       $ 3,613      $ (1,074)      $ 4,686
                                                    ======      =======       =======      ========       =======
  LIABILITIES AND STOCKHOLDERS'
    (DEFICIT) EQUITY
  Current liabilities:
    Loans payable to banks                                        $ 586         $ 151                       $ 737
    Current maturities of long-term debt                             18             1                          19
    Other current liabilities                                       750           781                       1,531
                                                                -------       -------                     -------
      Total current liabilities                                   1,354           933                       2,287
  Long-term debt                                                  1,556           331                       1,887
  Reserve for postretirement benefits                               204           232                         436
  Intercompany payables                                             825            43        $ (868)           -
  Loan payable to subsidiary                         $351            -             -           (351)           -
  Other long-term liabilities                                       299           273                         572
                                                   ------      -------       -------      --------        -------
      Total liabilities                               351         4,238         1,812        (1,219)        5,182
      Total stockholders' (deficit) equity           (496)       (1,946)        1,801           145          (496)
                                                   ------      -------       -------      --------        -------
      Total liabilities and stockholders'
          (deficit) equity                         $ (145)      $ 2,292       $ 3,613      $ (1,074)      $ 4,686
                                                   =======      =======       =======      ========       =======



                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                                                       Parent                                 Consolidated
               (Dollars in millions)                  Company         ASI      Eliminations       Total
               ---------------------                  -------       -----      ------------    ---------

 Cash provided (used) by:
    Operating activities:
      Net income                                        $    47         $ 47           $(47)         $ 47
      Adjustments to reconcile net income to net
       provided (used) by operations:
        Loss from discontinued operations                                  2                            2
        Depreciation and amortization                                     48                           48
        Other non-cash items                                               2                            2
        Equity in net income of subsidiary                  (47)           -             47             -
        Changes in assets and liabilities:
          Accounts receivable                                           (107)                        (107)
          Inventories                                                    (60)                         (60)
          Accounts payable and other accruals                             76                           76
          Other assets and liabilities                                   (55)                         (55)
                                                        -------        -----           ----           ---
  Net cash used by continuing operations                      -          (47)             -           (47)
  Net cash used by discontinued operations                               (18)                         (18)
                                                        -------        -----           ----           ---
  Net cash used by operating activities                                  (65)                         (65)
                                                        -------        -----           ----           ---
    Investing activities:
      Purchase of property, plant and equipment                          (32)                         (32)
      Investments in affiliated companies and
         other businesses                                    (5)         (19)             5           (19)
      Investments in computer software                                    (8)                          (8)
      Acquisition of Armitage/Dolomite                                  (430)                        (430)
      Other                                                                5                            5
                                                        -------        -----           ----           ---
  Net cash used by investing activities                      (5)        (484)             5          (484)
                                                        -------        -----           ----           ---
    Financing activities:
      Repayments of long-term debt                                       (18)                         (18)
      Net change in credit facility                                      459                          459
      Net change in other short-term debt                                 67                           67
      Purchases of treasury stock                            (2)          (2)             2            (2)
      Other                                                   7            2             (7)            2
                                                        -------        -----           ----           ---
  Net cash provided by financing activities                   5          508             (5)          508
                                                        -------        -----           ----           ---
  Effect of exchange rate changes on cash
        and cash equivalents                                              (1)                          (1)
                                                        -------        -----           ----           ---
  Net increase (decrease) in cash and
        cash equivalents                                      -          (42)             -           (42)
                                                        -------        -----           ----           ---
  Cash and cash equivalents at beginning of period            -           63                           63
                                                        -------        -----           ----           ---
  Cash and cash equivalents at end of period            $     -         $ 21           $  -           $21
                                                        =======        =====          =====           ===


Note 8.  Segment Data

                         Summary Segment and Income Data
                               Dollars in millions
                                   (Unaudited)

                                                           Three Months Ended

                                                                 March 31,
                                                              2000      1999

   Sales:
      Air Conditioning Systems and Services                 $1,067      $  942
      Plumbing Products                                        459         415
      Vehicle Control Systems                                  296         292
                                                            ------      ------
           Total sales                                      $1,822      $1,649
                                                            ======      ======

   Segment income:
      Air Conditioning Systems and Services                 $   94      $   76
      Plumbing Products                                         40          34
      Vehicle Control Systems                                   44          39
                                                            ------      ------
           Total segment income                                178         149

   Equity in net income of unconsolidated
      joint ventures                                            10           8
                                                            ------      ------
                                                               188         157

   Interest expense                                            (48)        (46)
   Corporate items                                             (40)        (27)
                                                            ------      ------

   Income from continuing operations
      before income taxes                                   $  100      $   84
                                                            ======      ======



   For a comparative analysis of this Summary Segment and Income Data, see Management's Discussion and Analysis of Financial Position and Results of Operations.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the First Quarter of 2000 Compared with the First Quarter of 1999

         The Company achieved record first quarter sales of $1,822 million in 2000, an increase of 10% (14% excluding unfavorable foreign exchange effects) from $1,649 million in the first quarter of 1999. Sales increased 13% for Air Conditioning Systems and Services, 11% for Plumbing Products and 1% for Vehicle Control Systems.

         Segment income was $178 million for the first quarter of 2000, an increase of 19% (25% excluding unfavorable foreign exchange effects) from $149 million in the first quarter of 1999. Segment income increased 24% for Air Conditioning Systems and Services, 18% for Plumbing Products and 13% for Vehicle Control Systems.

         The sales and segment income amounts  reflect  results from  continuing
   operations   only,  as  the  Medical  Systems   business  is  reported  as  a
   discontinued operation.

         Sales of Air Conditioning Systems and Services increased 13% (14% excluding foreign exchange effects) to $1,067 million for the first quarter of 2000 from $942 million for the first quarter of 1999. Worldwide Applied Systems sales increased 13% (14% excluding foreign exchange effects) due to strong performance in the U.S. commercial equipment business and sales and service operations. U.S. sales of commercial applied products and services increased because of higher volumes, reflecting continued strength in the U.S. commercial market and benefiting from the introduction of a new line of high-efficiency chillers. Additionally, there was significant improvement in the Far East outside of China. Worldwide Unitary Systems sales increased 14% primarily from higher volumes in U.S. residential and commercial operations, reflecting continued strength in the U.S. commercial and residential unitary markets. International unitary sales also increased principally as a result of volume improvements in Latin America, the Middle East and the Far East, except for China.

         Segment income of Air Conditioning Systems and Services increased 24% (with little effect from foreign exchange) to $94 million in the first quarter of 2000 from $76 million in the first quarter of 1999 as margins improved from 8.1% to 8.8%. Worldwide Applied Systems benefited primarily from improved volume in the U.S. and Far East. Worldwide Unitary Systems posted strong growth in the U.S. from volume increases and improved internationally due to volume increases and cost improvements.

         Sales of Plumbing Products increased 11% (16% excluding foreign exchange effects) to $459 million in the first quarter of 2000, from $415 million in the first quarter of 1999 as a result of gains in Europe and the Americas. The European increase (23% excluding foreign exchange) reflected the effects of the Armitage/Dolomite acquisition in February 1999 and improving economic conditions. Sales in the Americas increased 12% (with little effect from foreign exchange) due to strong growth in the U.S., partly offset by a decline in Latin America. The increase in the U.S. was the result of higher volume, through both the expanding retail and wholesale market channels. Sales in other international operations declined moderately.

         Segment income of Plumbing Products increased $6 million, or 18% (29% excluding foreign exchange) to $40 million for the first quarter of 2000 from $34 million for the 1999 first quarter. The increase was principally attributable to volume increases and cost improvements from the restructuring of European operations as part of a low-cost sourcing program, the Armitage/Dolomite acquisition and substantial volume improvements in the U.S. The successful restructuring of both the Americas and European Plumbing businesses has lowered their cost structures, resulting in improving trends in margins and profitability. Margins improved from 8.2% in the first quarter of 1999 to 8.7% in the first quarter of 2000.

         Sales of Vehicle Control Systems for the first quarter of 2000 were $296 million, an increase of 1% (10% excluding the unfavorable effects of foreign exchange) from $292 million in the first quarter of 1999, primarily from higher volume in Europe. Unit volumes of truck and bus production increased 6% in Western Europe and were essentially flat in the U.S. compared with the first quarter of 1999. In addition, sales increased because of higher product content per vehicle, sales by the U.S. compressor manufacturing joint venture and increased shipments of anti-lock braking systems (ABS) to the Company's U.S. braking systems joint venture. The higher sales to the U.S. joint venture in the first quarter of 2000 reflected the first-quarter 1999 full phase-in of regulations requiring ABS on all new heavy-duty trucks and trailers. Additionally, sales increased 19% in Brazil despite a 15% decline in that country's commercial vehicle production.

         Segment income for Vehicle Control Systems for the first quarter of 2000 increased $5 million, or 13% (29% excluding foreign exchange effects) to $44 million from $39 million in the first quarter of 1999. This reflected higher volumes and cost reductions. Margins improved from 13.4% in the first quarter of 1999 to 14.9% in the first quarter of 2000.

   Other Summary Segment and Income Data Items

         Equity in net income of unconsolidated joint ventures increased to $10 million in the first quarter of 2000 from $8 million in the year-earlier quarter, reflecting the continued strong growth of Vehicle Control Systems' U.S. braking systems joint venture and the Company's financial services joint venture.

         Interest expense increased $2 million in the first quarter of 2000 compared with the year-earlier quarter principally due to higher average interest rates. Corporate and other expenses in the first quarter of 2000 increased $13 million from the prior year first quarter mainly due to: increased minority interest in net income of consolidated joint ventures; higher incentive compensation accruals due to expected profitability improvement; increased receivables discount fees paid to the financial services joint venture as a result of higher sales; and transition costs due to management changes.

         The income tax provision for the first quarter of 2000 was $40 million, or 39.75% of income from continuing operations, compared with a provision of $35 million, or 41.5% of income from continuing operations in the first quarter of 1999. The effective income tax rate is lower in 2000 primarily because of an internal reorganization of the Company's subsidiary ownership which should be more tax efficient.

   Liquidity and Capital Resources

         Net cash used by operating activities, after cash interest paid of $46 million, was $31 million for the first quarter of 2000, compared with net cash used of $65 million for the same period of 1999. The $34 million improvement resulted primarily from higher net income and higher depreciation and amortization. Accounts receivable and inventories increased in the first quarter of both years, reflecting the normal seasonal pattern and growth in the business. The receivables increase of $66 million in 2000 was smaller than the first quarter 1999 increase primarily because the average days outstanding improved by four days. The inventory increase of $60 million was essentially the same as in the 1999 first quarter, but turnover was one-half turn lower and reflected a decision to increase certain air conditioning inventories to better serve customers in the upcoming summer season. The Company made capital expenditures of $46 million for the first quarter of 2000, including $9 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $51 million in the 1999 first quarter, including $19 million of investments in affiliated companies and other businesses (but excluding the Armitage/Dolomite acquisition described below). The Company also invested $13 million in computer software in the first quarter of 2000, compared with $8 million in the 1999 period. Additionally, the Company purchased approximately 1.3 million shares of its common stock for $49 million in the first quarter of 2000.

         In January 1997 the Company entered into the 1997 Credit Agreement which requires no repayment of principal prior to its expiration in 2002 and provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. The 1997 Credit Agreement contains restrictive covenants and other requirements with which the Company believes it is currently in compliance.

         In December 1998, the 1997 Credit Agreement was amended to permit American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, to reorganize ownership of certain subsidiaries and intellectual property rights, and to lower the interest coverage ratios and increase the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures, including the acquisition of Armitage/Dolomite described below. In November 1999, the 1997 Credit Agreement was amended to permit the Company to sell its Medical Systems business and to increase the limit on annual lease payments.

         Borrowings under the revolving credit facilities of the Company's 1997 Credit Agreement that were previously classified as short-term debt, have been classified as long-term debt as of March 31, 2000, as the Company has the ability to refinance such borrowings with long-term debt under the terms of the 1997 Credit Agreement.

          At March 31, 2000, the Company had borrowings of $725 million outstanding under the Revolving Facilities. There was $569 million available under the Revolving Facilities after reduction for borrowings and for $81 million of letters of credit usage. The Company's foreign subsidiaries had $89 million available at March 31, 2000, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $17 million available under bank credit facilities after reduction for borrowings of $18 million and letters of credit usage of $20 million.

         On May 28, 1999, the Company completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10 7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the Armitage/Dolomite acquisition described below. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to a $1 billion shelf registration filed with the Securities and Exchange Commission in November 1998 (the "1998 Shelf Registration"). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures.

         On February 2, 1999, the Company acquired Armitage/Dolomite, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $427 million (including fees and expenses) with borrowings under the Company's 1997 Credit Agreement. The acquired business consists of two principle businesses: Armitage Shanks, a United Kingdom manufacturer, and Ceramica Dolomite, an Italian manufacturer. The acquired business has facilities in the United Kingdom and Italy, and employs approximately 3,200 people. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. Armitage/Dolomite had 1999 sales of $279 million (for the eleven months following the acquisition). This transaction was accounted for as a purchase and the results of operations have been included in the accompanying financial statements since the date of acquisition. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. This resulted in an excess of purchase price over the value of net assets acquired (goodwill) of $300 million which is being amortized over 40 years.

         As described in Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there are pending German Tax issues for the years 1984 through 1994. There has been no change in the status of these issues since that report was filed.

   Disclosure Regarding Forward Looking Statements

         Comments in this Quarterly Report on Form 10-Q contain certain forward-looking statements that are based on management's good faith expectations and belief concerning future developments. Actual results may differ materially from these expectations as a result of many factors, relevant examples of which are set forth in the Company's 1999 Annual Report on Form 10-K and in the "Management's Discussion and Analysis" section of the Company's 1999 Annual Report to Shareholders and Quarterly Reports on Form 10-Q.

                           PART II. OTHER INFORMATION

   Item  1.  Legal Proceedings.
   -------   ------------------

         For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.

   Item 5.  Other Information.

         At its annual meeting on May 4, 2000, the Board of Directors of American Standard Companies Inc. elected the following persons to the offices of the Company set forth below opposite their names:

         Frederic M. Poses           Chairman and Chief Executive Officer

         G. Peter D'Aloia            Senior Vice President and
                                       Chief Financial Officer

         W. Craig Kissel             Senior Vice President
         J. Paul McGrath             Senior Vice President, General
                                       Counsel and Secretary

         Thomas S. Battaglia         Vice President and Treasurer
         Gary Brogoch                Vice President
         Wilfried Delker             Vice President
         George H. Kerckhove         Vice President
         Alberto Loreti              Vice President
         G. Eric Nutter              Vice President
         David R. Pannier            Vice President
         Raymond D. Pipes            Vice President
         James H. Schultz            Vice President
         G. Ronald Simon             Vice President and Controller


   Item  6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K. During the quarter ended March 31, 2000, the Company filed no Current Reports on Form 8-K.

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









May 15, 2000

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)



                Exhibit No.            Description

                   (12)                Ratio of Earnings to Fixed Charges
                   (27)                Financial Data Schedule

                 (99) (i)              Press release dated February 10, 2000