Form 10-Q
period 2000-06-30
AMERICAN STANDARD COMPANIES INC
filed 2000-08-14
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                       OR

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

           Common stock, $.01 par value, outstanding at
               July 31, 2000                                 69,887,008 shares

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

     American Standard Companies Inc. (the "Company") is a Delaware corporation that has as its only significant assets all the outstanding common stock of American Standard Inc. and American Standard International Inc. ("ASII"), both Delaware Corporations. Hereinafter, "American Standard" or the "Company" will refer to the Company or to the Company and American Standard Inc. and ASII, including their subsidiaries, as the context requires.


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF OPERATIONS
                 (Dollars in millions except per share amounts)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                            --------                   --------
                                                          2000        1999        2000       1999
                                                        ------      ------      ------     ------
SALES                                                   $2,046      $1,911      $3,868     $3,559
                                                        ------      ------      ------     ------

COST AND EXPENSES
  Cost of sales                                          1,503       1,412       2,883      2,650
  Selling and administrative expenses                      316         294         612        576
  Other (income) expense                                    (1)         (1)         (4)        (4)
  Interest expense                                          49          47          98         93
                                                        ------      ------      ------     ------
                                                         1,867       1,752       3,589      3,315
                                                        ------      ------      ------     ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    179         159         279        244
Income taxes                                                71          66         111        101
                                                        ------      ------      ------     ------

INCOME FROM CONTINUING OPERATIONS                          108          93         168        143
Loss from discontinued operations, net of tax                -          (3)          -         (6)
                                                        ------      ------      ------     ------

NET INCOME                                              $  108      $   90      $  168     $  137
                                                        ======      ======      ======     ======

PER COMMON SHARE
    Basic:   Income from continuing operations           $1.54      $ 1.32       $2.38     $ 2.03
             Loss from discontinued operations               -        (.05)          -       (.08)
                                                        ------      ------      ------     ------
             Net income                                 $ 1.54      $ 1.28       $2.38     $ 1.95
                                                        ======      ======      ======     ======

    Diluted: Income from continuing operations          $ 1.48      $ 1.28       $2.31     $ 1.97
             Loss from discontinued operations               -        (.05)          -       (.08)
                                                        ------      ------      ------     ------
             Net income                                 $ 1.48      $ 1.23       $2.31     $ 1.89
                                                        ======      ======      ======     ======

Average common shares outstanding
    Basic                                            70,263,450  70,463,006  70,644,465 70,342,896
    Diluted                                          72,761,173  73,139,151  72,780,990 72,415,699


                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                    June 30,      December 31,
                                                      2000           1999
                                                  ----------      -----------
CURRENT ASSETS
Cash and cash equivalents                            $   92        $  61
Accounts receivable                                   1,147          986
Inventories
  Finished products                                     371          286
  Products in process                                   121           99
  Raw materials                                         120          120
                                                      -----        -----
                                                        612          505
Net assets of discontinued operations
  held for sale                                          52           51
Other current assets                                    126          123
                                                      -----        -----
TOTAL CURRENT ASSETS                                  2,029        1,726

FACILITIES, less accumulated depreciation:
  June 2000 - $593; Dec. 1999 - $571                  1,387        1,414
GOODWILL                                                945          991
OTHER ASSETS                                            627          555
                                                      -----        -----
TOTAL ASSETS                                         $4,988       $4,686
                                                     ======       ======

CURRENT LIABILITIES
Loans payable to banks                                 $ 88        $ 737
Current maturities of long-term debt                     14           19
Accounts payable                                        673          578
Accrued payrolls                                        233          225
Other accrued liabilities                               853          728
                                                      -----        -----
TOTAL CURRENT LIABILITIES                             1,861        2,287

LONG-TERM DEBT                                        2,622        1,887
RESERVE FOR POSTRETIREMENT BENEFITS                     415          436
OTHER LIABILITIES                                       537          572
                                                      -----        -----
TOTAL LIABILITIES                                     5,435        5,182

STOCKHOLDERS' DEFICIT
Preferred stock, 2,000,000 shares
   authorized, none issued and outstanding                -            -
Common stock $.01 par value, 200,000,000
  shares authorized; 69,859,376
  shares issued and outstanding
  in 2000; 70,742,538 in 1999                             1            1
Capital surplus and other                               588          595
Treasury stock                                         (409)        (363)
Accumulated deficit                                    (385)        (553)
Foreign currency translation effects                   (242)        (176)
                                                      -----        -----

TOTAL STOCKHOLDERS' DEFICIT                            (447)        (496)
                                                      -----        -----
                                                     $4,988       $4,686
                                                      =====        =====

                    See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                          Six months ended
                                                               June 30,
                                                          ----------------
                                                          2000       1999
                                                          ----       ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                            $168       $137
    Adjustments to reconcile net income
        to net cash used by operations:
    Loss from discontinued operations                        -          6
    Depreciation and amortization                          108        101
    Other non-cash items                                     4          4
    Changes in assets and liabilities:
        Accounts receivable                               (177)      (184)
        Inventories                                       (107)       (45)
        Accounts payable and other accruals                 99         31
        Other assets and liabilities                        38        (16)
                                                          ----       ----
    Net cash provided by continuing activities             133         34
    Net cash used by discontinued operations               (10)       (20)
                                                          ----       ----
    Net cash provided by operating activities              123         14

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment              (86)       (77)
    Investments in affiliated companies
        and other businesses                               (27)       (26)
    Investment in computer software                        (31)       (34)
    Acquisition of Armitage/Dolomite,
        net of cash acquired                                 -       (427)
    Other                                                    7          7
                                                          ----       ----
    Net cash used by investing activities                 (137)      (557)
                                                          ----       ----

  FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                 -        460
    Repayments of long-term debt                           (46)      (171)
    Net change in credit facility                          171        220
    Net change in other short-term debt                      6         16
    Purchases of treasury stock                            (94)        (2)
    Other                                                    9          1
                                                          ----       ----
  Net cash provided by financing activities                 46        524
                                                          ----       ----

Effect of exchange rate changes on cash and
    cash equivalents                                        (1)         1
                                                          ----       ----
Net increase (decrease) in cash and
      cash equivalents                                      31        (18)
Cash and cash equivalents at beginning
      of period                                             61         63
                                                          ----       ----
Cash and cash equivalents at end of period                $ 92       $ 45
                                                          ====       ====

                             See accompanying notes

                        AMERICAN STANDARD COMPANIES INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the fourth quarter of 1999, the Board of Directors of the Company approved a plan for the sale of the Medical Systems segment. The Company expects to complete the sale in the third quarter of 2000. Accordingly, Medical Systems is reported as a discontinued operation in the accompanying Unaudited Summary Statement of Operations and the Company's net investment in that segment is reported in the accompanying Unaudited Summary Balance Sheet as Net assets of discontinued operations held for sale. Financial statements for all prior periods presented have been restated to reflect these classifications.

Borrowings under the revolving credit facilities of the Company's bank credit agreement (the "1997 Credit Agreement") that were previously classified as short-term debt, have been classified as long-term debt since March 31, 2000, as the Company has the ability to refinance such borrowings with long-term debt under the terms of the 1997 Credit Agreement.

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

Following is a summary of the unpaid balances of the restructuring and asset impairment accruals, and activity for the six months ended June 30, 2000 (dollars in millions):

                                               Paid in
                                Balance       first six       Balance
                                Dec. 31,      months of       June 30,
                                  1999           2000          2000
                                 ------        ------         -------
 Termination and other
    employee costs               $ 24.2         $ 5.9          $ 18.3
 Facilities write-downs             1.3            .9              .4
 Other                              3.1            .1             3.0
                                 ------        ------         -------
                                 $ 28.6        $  6.9          $ 21.7
                                 ======        ======         =======

The Company expects that essentially all of the $21.7 million balance as of June 30, 2000 will be utilized by the end of 2000. Of the 2,260 employees being terminated, 1,405 had been terminated as of June 30, 2000.


Note 3.  Comprehensive Income

Total comprehensive income, consisting of net income and foreign currency translation effects, for the three months ended June 30, 2000 and 1999 was $65 million and $127 million, respectively, and for the six months ended June 30, 2000 and 1999 was $102 million and $192 million, respectively.


Note 4.  Tax Matters

As described in Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there are pending German tax issues for the years 1984 through 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Note 5.  Earnings Per Share

The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended June 30, 2000 and 1999 included 2,497,723 and 2,676,145 average incremental shares, respectively, for the assumed exercise of stock options and vesting of restricted stock awards. The six-month periods ended June 30, 2000 and 1999 included 2,136,525 and 2,072,803 average incremental shares, respectively.


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

Note 7. Supplemental Consolidating Condensed Financial Information

         All of the Company's Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. ("ASI"). American Standard Companies Inc. (the "Parent Company") fully and unconditionally guarantees the payment obligations under these securities. In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations and statements of cash flows for the six months ended June 30, 2000 and 1999, and balance sheets as of June 31, 2000 and December 31, 1999 for the Parent Company and ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the "Other Subsidiaries") for 2000 only. None of the Other Subsidiaries guarantee the debt of ASI. On December 31, 1999 the Company completed an internal reorganization whereby ASI transferred ownership of all the Other Subsidiaries and their intellectual property rights to another wholly owned subsidiary, American Standard International Inc. Prior to December 31, 1999, there were no Other Subsidiaries. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                                Parent                  Other                   Consolidated
            (Dollars in millions)              Company       ASI     Subsidiaries  Eliminations    Total
                                               ------        ---     ------------  ------------  -----------
  Sales                                                     $1,306       $793       $(53)        $2,046
                                                             -----       ----       -----        ------

  Costs and expenses:
    Cost of sales                                              993        573         (63)        1,503
    Selling and administrative expenses                        189        140         (13)          316
    Other (income) expense                                     (33)         9          23            (1)
    Interest expense                                            43          6                        49
                                                             -----       ----       -----        ------

      Total expenses                                         1,192        728        (53)         1,867
                                                             -----       ----       -----        ------
  Income before income taxes and equity in
    net income of consolidated subsidiaries                    114         65           -           179
  Income taxes                                                  47         24           -            71
                                                             -----       ----       -----        ------
  Income before equity in net income of
    consolidated subsidiaries                                   67         41            -          108

  Equity in net income of consolidated             $108          -          -      $ (108)            -
                                                   ----      -----       ----       -----        ------
  subsidiaries

  Net income                                       $108     $   67    $    41      $ (108)       $  108
                                                   ====   =========   ========     =======       ======


------------------------------------------------------------------


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                               Parent                      Other                   Consolidated
            (Dollars in millions)              Company          ASI     Subsidiaries Eliminations     Total
                                               -------         ----     ------------  -----------  ------------
  Sales                                                        $2,393      $1,580      $(105)        $3,868
                                                               -------     -------      -----        ------

  Costs and expenses:
    Cost of sales                                               1,821       1,167       (105)         2,883
    Selling and administrative expenses                           344         281        (13)           612
    Other (income) expense                                          -         (17)        13             (4)
    Interest expense                                               84          14                        98
                                                              -------     -------      -----         ------
      Total expenses                                            2,249       1,445       (105)         3,589
                                                              -------     -------      -----         ------
  Income before income taxes and equity in
    net income of consolidated subsidiaries                       144         135          -            279
  Income taxes                                                     60          51          -            111
                                                              -------     -------      -----         ------
  Income before equity in net income of
    consolidated subsidiaries                                      84          84          -            168

  Equity in net income of consolidated             $168             -           -      $(168)             -
                                                   -----      -------     -------      -----         ------
  subsidiaries

  Net income                                       $168      $     84     $    84      $(168)         $ 168
                                                   =====     =========    =======      =====          =====




                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                 Parent                           Consolidated
                  (Dollars in millions)          Company     ASI    Eliminations     Total
                                                 -------   ------   ------------  ------------
  Sales                                                    $1,911                  $1,911
                                                           ------                  ------

  Costs and expenses:
    Cost of sales                                           1,412                   1,412
    Selling and administrative expenses                       294                     294
    Other income                                               (1)                     (1)
    Interest expense                                           47                      47
                                                           ------                  ------

      Total expenses                                        1,752                   1,752
                                                           ------                  ------
  Income from continuing operations
      before income taxes and equity
      in net income of consolidated                           159                     159
  subsidiaries

  Income taxes                                                 66                      66
                                                           ------                  ------
  Income from continuing operations
      before equity in net income of
      consolidated subsidiaries                                93                      93

  Loss from discontinued operations                            (3)                     (3)

  Equity in net income of subsidiaries                $90                 $ (90)        -
                                                      ---  ------        ------    ------
                                                                -

  Net income                                          $90  $   90         $ (90)   $   90
                                                      ==== ======        ======    ======

------------------------------------------------------------------


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                             Parent                            Consolidated
                  (Dollars in millions)      Company      ASI   Eliminations      Total
                                             -------   -------  ------------   ------------

  Sales                                                 $3,559                   $3,559
                                                        -------                  ------

  Costs and expenses:
    Cost of sales                                        2,650                    2,650
    Selling and administrative expenses                    576                      576
    Other income                                            (4)                      (4)
    Interest expense                                        93                       93
                                                       -------                   ------

      Total expenses                                     3,315                    3,315
                                                       -------                   ------
  Income from continuing operations
    before income taxes and equity
    in net income of consolidated                          244                      244
  subsidiaries

  Income taxes                                             101                      101
                                                       -------                   ------
  Income from continuing operations
     before equity in net income of
     consolidated subsidiaries                             143                      143

  Loss from discontinued operations                         (6)                      (6)

  Equity in net income of subsidiaries           $137              $ (137)            -
                                                 ----  -------     ------        ------
                                                             -

  Net income                                     $137  $   137     $ (137)        $ 137
                                                 ====  =======    =======        ======

------------------------------------------------------------------

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                                   (Unaudited)

                                                     Parent                   Other                    Consolidated
               (Dollars in millions)                Company        ASI     Subsidiaries  Eliminations     Total
                                                    -------        ---     -----------   ------------  ------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                      $  15       $  77                      $ 92
    Accounts receivable, net                                         542         605                     1,147
    Inventories                                                      218         394                       612
    Net assets of discontinued operations
          held for sale                                               52           -                        52
    Other current assets                                              71          68       $(13)           126
                                                                 -------     -------    -------        -------
      Total current assets                                           898       1,144        (13)         2,029
  Facilities, net                                                    477         910                     1,387
  Goodwill, net                                                      138         807                       945
  Investment in subsidiaries                             $ 7           -           -         (7)            -
  Other assets                                                       495         132                       627
                                                        -----    -------     -------    -------        -------
      Total assets                                      $  7      $2,008     $ 2,993    $   (20)       $ 4,988
                                                        =====    =======     =======    =======        =======
  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    EQUITY
  Current liabilities:
    Loans payable to banks                                                      $ 88                     $  88
    Current maturities of long-term debt                            $ 11           3                        14
    Other current liabilities                                        970         802      $ (13)       $ 1,759
                                                                 -------     -------    -------        -------
      Total current liabilities                                      981         893        (13)         1,861
  Long-term debt                                                   2,125         497                     2,622
  Reserve for postretirement benefits                                195         220                       415
  Intercompany accounts, net                            $454         379        (833)                        -
  Other long-term liabilities                                        312         225                       537
                                                       -----     -------     -------    -------        -------
      Total liabilities                                  454       3,992       1,002         13)         5,435
                                                       -----     -------     -------    -------        -------
      Total stockholders' (deficit) equity             ( 447)     (1,984)      1,991        (7)           (447)
                                                       -----     -------     -------    -------        -------
      Total liabilities and stockholders'               $  7      $2,008      $2,993      $ (20)       $ 4,988
        (deficit equity)                               =====     =======     =======     ======        =======

------------------------------------------------------------------

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1999

                                                 Parent                Other                    Consolidated
             (Dollars in millions)               Company      ASI   Subsidiaries  Eliminations      Total
                                                 -------      ---   ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 11     $   50                      $   61
  Accounts receivable, net                                     448        538                         986
  Inventories                                                  244        261                         505
  Net assets of discontinued operations
     held for sale                                              51         -                           51
  Other current assets                                          38         85                         123
                                                            ------     ------                      ------
    Total current assets                                       792        934                       1,726
Facilities, net                                                503        911                       1,414
Goodwill, net                                                  148        843                         991
Investment in subsidiaries                        $(145)        -          -           $145            -
Other assets                                                   455        100                         555
                                                 ------     ------     ------        ------        ------

    Total assets                                  $(145)    $1,898     $2,788          $145        $4,686
                                                 ======    =======    =======         ======       ======
LIABILITIES AND STOCKHOLDERS'
   (DEFICIT) EQUITY Current liabilities:
  Loans payable to banks                                    $  586      $ 151                      $  737
  Current maturities of long-term debt                          18          1                          19
  Other current liabilities                                    750        781                       1,531
                                                            ------     ------                      ------
    Total current liabilities                                1,354        933                       2,287
Long-term debt                                               1,556        331                       1,887
Reserve for postretirement benefits                            204        232                         436
Intercompany accounts, net                        $ 351        431       (782)                         -
Other long-term liabilities                                    299        273                         572
                                                 ------     ------     ------                      ------
    Total liabilities                               351      3,844        987                       5,182
    Total stockholders' (deficit) equity           (496)    (1,946)     1,801          $145          (496)
                                                 ------     ------      -----        ------        ------
    Total liabilities and stockholders'
        (deficit) equity                          $(145)    $1,898     $2,788          $145        $4,686
                                                 ======    =======    =======        ======       =======

------------------------------------------------------------------

                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                        Parent                  Other                    Consolidated
                (Dollars in millions)                   Company      ASI     Subsidiaries  Eliminations      Total
                ---------------------                   -------      ---     ------------  ------------  ------------
 Cash provided (used) by:
   Operating activities:
     Net income                                            $168      $ 84         $ 84          $(168)        $ 168
     Adjustments to reconcile net income to net
     cash provided (used) by operations:

         Depreciation and amortization                        -        35            73                         108
         Other non-cash items                                           4             -                           4
         Equity in net income of subsidiaries              (168)                                  168             -
         Changes in assets and liabilities:
          Accounts receivable                                         (89)          (88)                       (177)
          Inventories                                                  25          (132)                       (107)
          Accounts payable and other accruals                 2       167           (69)           (1)           99
          Other assets and liabilities                        1      (114)          150             1            38
                                                         ------     -----         -----        ------        ------
   Net cash provided by continuing operations                 3       112            18             -           133
   Net cash used by discontinued operations                           (10)            -                         (10)
                                                         ------     -----         -----        ------        ------
   Net cash provided by operating activities                  3       102            18             -           123
                                                         ------     -----         -----        ------        ------
   Investing Activities:
       Purchase of property, plant and equipment                      (11)          (75)                        (86)
       Investments in affiliated companies and
         other businesses                                   (20)       20           (27)
                                                                                                                (27)
       Investments in computer software                               (19)          (12)                        (31)
       Other                                                           13           (6)                           7
                                                         ------     -----         -----        ------        ------
   Net cash used by investing activities                    (20)        3          (120)            -          (137)
                                                         ------     -----         -----        ------        ------
   Financing activities:
       Repayments of long-term debt                                   (43)           (3)                        (46)
       Net change in credit facility                                   43           128                         171
       Net change in other short-term debt                              -             6                           6
       Purchases of treasury stock                          (94)                      -                         (94)
       Increase in loan from subsidiary                     103      (103)            -                           -
       Other                                                  8         2            (1)                          9
                                                         ------     -----         -----        ------        ------
   Net cash provided (used) by financing activities          17      (101)          130             -            46
                                                         ------     -----         -----        ------        ------
   Effect of exchange rate changes on cash and
     cash equivalents                                         -         -            (1)            -            (1)
                                                         ------     -----         -----        ------        ------
   Net increase (decrease) in cash and cash
     equivalents                                              -         4            27             -            31
                                                         ------     -----         -----        ------        ------
   Cash and cash equivalents at beginning of
     period                                                            11            50                          61
                                                        ------     -----         -----        ------        ------
   Cash and cash equivalents at end of period           $     -    $   15       $    77       $     -        $   92
                                                        =======    ======       =======       =======        ======

------------------------------------------------------------------

                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                    Parent                            Consolidated
               (Dollars in millions)               Company     ASI      Eliminations     Total
               ---------------------               -------    -----     ------------   ---------

Cash provided (used) by:
  Operating activities:
    Net income                                      $137      $137        $(137)         $137
    Adjustments to reconcile net income to net
      cash provided (used) by operations:
      Loss from discontinued operations                          6                          6
      Depreciation and amortization                            101                        101
      Other non-cash items                                       4                          4
      Equity in net income of subsidiary            (137)        -          137             -
      Changes in assets and liabilities:
        Accounts receivable                                   (184)                      (184)
        Inventories                                            (45)                       (45)
        Accounts payable and other accruals                     31                         31
        Other assets and liabilities                           (16)                       (16)
                                                    ----      ----        -----         -----
Net cash used by continuing operations                 -        34            -            34
Net cash used by discontinued operations                       (20)                       (20)
                                                    ----      ----        -----         -----
Net cash used by operating activities                           14                         14
                                                    ----      ----        -----         -----
  Investing activities:
    Purchase of property, plant and equipment                  (77)                       (77)
    Investments in affiliated companies and
       other businesses                               (2)      (26)           2           (26)
    Investments in computer software                           (34)                       (34)
    Acquisition of Armitage/Dolomite                          (427)                      (427)
    Other                                                        7                          7
                                                    ----      ----        -----         -----
Net cash used by investing activities                 (2)     (557)           2          (557)
                                                    ----      ----        -----         -----
  Financing activities:
   Proceeds from issuance of long-term debt                    460                        460
    Repayments of long-term debt                              (171)                      (171)
    Net change in credit facility                              220                        220
    Net change in other short-term debt                         16                         16
    Purchases of treasury stock                       (2)                                  (2)
    Change in intercompany accounts, net              (4)        4
    Other                                              8        (5)          (2)            1
                                                    ----      ----        -----         -----
Net cash provided by financing activities              2       524           (2)          524
                                                    ----      ----        -----         -----
Effect of exchange rate changes on cash
   and cash equivalents                                          1                          1
                                                    ----      ----        -----         -----
Net increase (decrease) in cash and
   cash equivalents                                    -       (18)           -           (18)
Cash and cash equivalents at beginning of period                63                         63
                                                    ----      ----        -----         -----
Cash and cash equivalents at end of period          $  -      $ 45         $  -          $ 45
                                                    ====      ====         ====          ====


Note 8.  Segment Data

                         Summary Segment and Income Data
                              (Dollars in millions)
                                   (Unaudited)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                  ------------------           ----------------

                                                  2000          1999          2000           1999
                                               -----------   -----------   -----------    -----------
Sales:
      Air Conditioning Systems and Services      $ 1,293       $ 1,188       $ 2,359        $ 2,130
      Plumbing Products                              479           459           939            873
      Vehicle Control Systems                        274           264           570            556
                                                 -------       -------       -------        -------

                                                 $ 2,046       $ 1,911       $ 3,868        $ 3,559
                                                 =======       =======       =======        =======
Segment income:
      Air Conditioning Systems and Services      $   174       $   153       $   268        $   229
      Plumbing Products                               50            46            90             80
      Vehicle Control Systems                         38            36            82             76
                                                 -------       -------       -------        -------

                                                     262           235           440            385
Equity in net income of unconsolidated
     joint ventures                              -------       -------       -------        -------
                                                       9             9            19             17

                                                     271           244           459            402
Interest expense                                      49            47            98             93
Corporate and other expenses
                                                 -------       -------       -------        -------
                                                      43            38            82             65
                                                 -------       -------       -------        -------

Income from continuing operations
      before income taxes                        $   179       $   159       $   279        $   244
                                                 =======        ======       =======        =======

   For a comparative analysis of this Summary Segment and Income Data, see Management's Discussion and Analysis of Financial Position and Results of Operations.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Second Quarter and First Six Months of 2000 Compared with the Second Quarter and First Six Months of 1999

         The Company achieved record sales of $2,046 million in the second quarter of 2000, an increase of $135 million, or 7% (10% excluding unfavorable foreign exchange effects), from $1,911 million in the second quarter of 1999. Sales increased 9% for Air Conditioning Systems and Services, 4% for Plumbing Products and 4% for Vehicle Control Systems.

         Segment income for the second quarter of 2000 was also a record at $262 million, an increase of $27 million, or 11% (14% excluding unfavorable foreign exchange effects), from $235 million in the second quarter of 1999. Segment income increased 14% for Air Conditioning Systems and Services, 9% for Plumbing Products and 6% for Vehicle Control Systems.

         Sales for the first half of 2000 were $3,868 million, an increase of $309 million, or 9% (12% excluding unfavorable foreign exchange effects), from $3,559 million in the first half of 1999. Sales increased 11% for Air Conditioning Systems and Services, 8% for Plumbing Products and 3% for Vehicle Control Systems. Segment income was $440 million for the first half of 2000, an increase of 14% (18% excluding unfavorable foreign exchange effects), compared with $385 million in the first half of 1999. Segment income increased 17% for Air Conditioning Systems and Services, 13% for Plumbing Products and 8% for Vehicle Control Systems.

         The sales and segment income amounts  reflect  results from  continuing
   operations   only,  as  the  Medical  Systems   business  is  reported  as  a
   discontinued operation.

         Sales of Air Conditioning Systems and Services increased 9% (10% excluding the effect of foreign exchange) to $1,293 million for the second quarter of 2000, from $1,188 million for the second quarter of 1999. Worldwide Applied Systems sales increased 9% (11% excluding foreign exchange effects) due to strong performance in the U.S. commercial equipment business and sales and service operations. U.S. sales of commercial applied products increased because of higher volumes, reflecting continued strength in U.S. markets and increased market share. Sales benefited from expansion of the global accounts program, the acquisition of sales and service offices and sales of Integrated Comfort Systems, which combine new high-efficiency chillers, air handlers, terminal products and controls into one system. Additionally, there was significant improvement in the Far East outside of China, solid growth in Latin America and modest growth in Europe. Worldwide Unitary Systems sales increased 8% (9% excluding foreign exchange effects) primarily from higher volumes in U.S. residential and commercial operations and a small increase in the international unitary business. U.S. unitary sales increased primarily reflecting gains in market share for both commercial and residential products and the effects of warmer-than-normal weather. International unitary sales increased principally as a result of volume improvements in Latin America and the Far East. Sales for Air Conditioning Systems and Services for the first half of 2000 increased by 11% (12% excluding foreign exchange effects) to $2,359 million from $2,130 million in the first half of 1999, primarily for the same reasons explaining the second quarter increase.

         Segment income of Air Conditioning Systems and Services increased 14% (with little effect from foreign exchange) to $174 million in the second quarter of 2000 from $153 million in the second quarter of 1999 as margins improved from 12.9% to 13.5%. Worldwide Applied Systems benefited from improved volume in the U.S. and Far East (excluding China). Worldwide Unitary Systems posted strong growth in the U.S. from volume increases and strengthened outside the U.S. due to cost improvements. Segment income for the first half of 2000 increased 17% (with little effect from foreign exchange) to $268 million from $229 million in the first half of 1999, essentially for the reasons mentioned for the second quarter increase.

         Sales of Plumbing Products increased 4% (10% excluding unfavorable foreign exchange effects) to $479 million in the second quarter of 2000, from $459 million in the second quarter of 1999, primarily as a result of gains in Europe and the Americas. The European increase (13% excluding foreign exchange) reflected improving economic conditions and market share gains. Sales in the Americas increased 9% (with little effect from foreign exchange) due to strong growth in the U.S., partly offset by a decline in Latin America. The U.S. sales increase resulted from higher volume, primarily through expanding retail and wholesale channels and gains in market share. Sales of Plumbing Products for the first half of 2000 increased 8% (13% excluding unfavorable foreign exchange effects) to $939 million from $873 million in the first half of 1999. This increase was due principally to the same factors affecting second quarter results.

         Segment income of Plumbing Products for the second quarter of 2000 was $50 million, an increase of 9% (14% excluding unfavorable foreign exchange effects) from $46 million for the 1999 second quarter. The increase was principally attributable to volume increases and cost improvements from the restructuring of European operations as part of a low-cost sourcing program, the Armitage/Dolomite acquisition and substantial volume improvements in the U.S. The successful restructuring of both the Americas and European Plumbing businesses has lowered their cost structures, resulting in improving trends in margins and profitability. Margins improved from 10.0% in the second quarter of 1999 to 10.4% in the second quarter of 2000. Segment income for the first half of 2000 increased 13% (17% excluding unfavorable foreign exchange effects) to $90 million from $80 million in the first half of 1999. The increase resulted primarily for the same reasons as those responsible for the second quarter increase.

         Sales of Vehicle Control Systems for the second quarter of 2000 were $274 million, an increase of 4% (13% excluding unfavorable foreign exchange effects) from $264 million in the second quarter of 1999, primarily from higher volume in Europe. Unit volumes of truck and bus production increased 7.5% in Western Europe in the second quarter of 2000 compared with the second quarter of 1999. Sales increased because of the improved market, higher product content per vehicle, gains in market share and expanding sales into the non-heavy-duty truck market. Additionally, sales increased 30% in Brazil, primarily as a result of a 16% increase in that country's commercial vehicle production, and sales improved for the U.S. compressor manufacturing business. Shipments of anti-lock braking systems to the Company's U.S. braking systems joint venture decreased as U.S. truck production declined 12%. Sales of Vehicle Control Systems for the first half of 2000 increased 3% (12% excluding unfavorable foreign exchange effects) to $570 million from $556 million in the first half of 1999, primarily for the reasons cited for the second quarter increase.

         Segment income for Vehicle Control Systems for the second quarter of 2000 increased $2 million ($6 million excluding unfavorable foreign exchange effects) to $38 million from $36 million in the second quarter of 1999. This primarily reflected higher volumes and cost reductions in Europe. Margins improved from 13.6% in the second quarter of 1999 to 13.9% in the second quarter of 2000. Segment income for Vehicle Control Systems for the first half of 2000 was $82 million, an increase of 8% (24% excluding unfavorable foreign exchange effects) from $76 million in the first half of 1999, principally for the same reasons cited for the second quarter increase.

   Other Summary Segment and Income Data Items

         Equity in net income of unconsolidated joint ventures was $9 million in the second quarter of 2000, the same as in the year-earlier quarter, and increased to $19 million in the first half of 2000 from $17 million in the 1999 first half. This reflected growth of Air Conditioning Systems and Services' compressor manufacturing joint venture and the Company's financial services joint venture, offset by a decrease in earnings of Vehicle Control Systems' U.S. braking systems joint venture, as a result of the slowdown in U.S. heavy-duty truck production.

         Interest expense increased by $2 million in the second quarter of 2000 and by $5 million in the first half of 2000 compared to the year-earlier quarter and first half, primarily due to higher average interest rates. Corporate and other expenses increased by $5 million in the second quarter of 2000 and by $17 million in the first half of 2000 compared to the year-earlier quarter and first half. These increases were mainly due to: higher incentive compensation accruals due to profitability improvement; increased receivables discount fees paid to the financial services joint venture as a result of higher sales; transition costs due to management changes; and increased minority interest in income of consolidated joint ventures.

         The income tax provision for the second quarter of 2000 was $71 million and for the first half of 2000 was $111 million, or 39.75% of income from continuing operations, compared with provisions of $66 million and $101 million, or 41.5% of income from continuing operations in the comparable periods of 1999. The effective income tax rate is lower in 2000 primarily because of an internal reorganization of the Company's subsidiary ownership that should be more tax efficient.


   Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $94 million, was $123 million for the first six months of 2000, compared with net cash provided of $14 million for the same period of 1999. The $109 million improvement resulted primarily from higher net income and favorable changes in net working capital. Accounts receivable and inventories increased in the first half of both years, reflecting the normal seasonal pattern of the air conditioning business and overall growth of the Company. The receivables increase of $177 million in the first half of 2000 was smaller than the first-half 1999 increase primarily because the average days outstanding improved by four days in the 2000 period versus two days in 1999. The inventory increase in 2000 of $107 million was substantially larger than in 1999, as turnover was four-tenths of a turn lower and reflected a decision to increase certain air conditioning inventories to better serve customers in the North American summer season. The increase in accounts payable and accruals reflected growth of the business and timing differences in accruals and payments. The Company made capital expenditures of $113 million for the first half of 2000, including $27 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $103 million in the 1999 period, including $26 million of investments in affiliated companies and other businesses (but excluding the Armitage/Dolomite acquisition described below). The Company also invested $31 million in computer software in the first six months of 2000, compared with $34 million in the 1999 period. Additionally, in the first half of 2000, the Company purchased approximately 2.4 million shares of its common stock for $94 million pursuant to the Company's program, approved by the Board of Directors in July 1998, to repurchase up to $300 million of shares of common stock through July 8, 2001. Purchases under the repurchase plan are for the purpose of offsetting the dilutive effects of stock-based awards under certain of the Company's benefit plans. During 2000, the Company intends to apply approximately one-third of its available free cash flow to stock re-purchases and the majority of the remainder to repayment of debt.

         On August 3, 2000, the Company announced a definitive agreement to sell its DiaSorin unit, the largest part of its medical business, to a group consisting of SNIA, a high-tech industrial firm; Interbanca, a leading Italian merchant bank; Iniziativa Piemonte, a private equity firm; and four members of DiaSorin's current management. The sale, subject to regulatory approvals, has been approved by the boards of all companies involved, and is expected to close in the third quarter of 2000. This transaction will complete the Company's exit from the medical business for approximately the net recoverable value established in the fourth quarter of 1999.

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

         In December 1998, the 1997 Credit Agreement was amended to permit American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, to reorganize ownership of certain subsidiaries and intellectual property rights, and to lower the interest coverage ratios and increase the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures, including the acquisition of Armitage/Dolomite described below. In November 1999, the 1997 Credit Agreement was amended to increase the limit on annual lease payments and to obtain consent for the Company to sell its Medical Systems business.

         Borrowings under the revolving credit facilities of the Company's 1997 Credit Agreement that were previously classified as short-term debt, have been classified as long-term debt since March 31, 2000, as the Company has the ability to refinance such borrowings with long-term debt under the terms of the 1997 Credit Agreement.

          At June 30, 2000, the Company had borrowings of $793 million outstanding under the Revolving Facilities. There was $499 million available under the Revolving Facilities after reduction for borrowings and for $83 million of letters of credit usage. The Company's foreign subsidiaries had $79 million available at June 30, 2000, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $17 million available under bank credit facilities after reduction for borrowings of $18 million and letters of credit usage of $20 million.

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

   Item  4.  Submission of Matters to a Vote of Security Holders.
   --------  ----------------------------------------------------

         The Company's 2000 Annual Meeting of Stockholders ("Annual Meeting") was held on May 4, 2000. At the Annual Meeting, the Company's stockholders:
   (a) elected two Class II Directors with terms expiring at the Company's Annual Meeting of Stockholders in 2003; (b) approved the Stock Incentive
   Plan, the Annual Incentive Compensation Plan, the Long-Term Incentive Compensation Plan and the LTIP Alternate Plan for purposes of Section 162(m) of the Internal Revenue Code which denies a publicly-traded company a Federal income tax deduction for compensation in excess of $1 million paid to certain of its executive officers except to the extent that such compensation is paid pursuant to a shareholder approved plan and upon the attainment of objective performance criteria; and (c) ratified the selection of Ernst & Young LLP as independent certified public accountants of the Company and its consolidated subsidiaries for 2000.

         Following the Annual Meeting, three Class I Directors, having terms expiring in 2002, and three Class III Directors, having terms expiring in 2001, continued in office.

         The following sets forth the results of voting at the Annual Meeting:

                                                                                                           Broker
                                                                                     Non
                  Matters                    For         Against      Abstentions   Votes

 Election of Directors*
 ---------------------
 - For a term expiring at the Annual
    Meeting of Stockholders in 2003

    Frederic M. Poses                      54,214,335       555,661     *              0
    J. Danforth Quayle                     53,863,879       906,118     *              0

 Approval of the Stock Incentive Plan      44,196,426    10,415,751      186,031       0
 ------------------------------------

 Approval of the Annual
 Incentive Compensation Plan               53,435,749     1,171,623      190,835       0
 ---------------------------

 Approval of the Long-Term Incentive
 Compensation Plan                         52,111,781     2,449,850      236,289       0
 -----------------

 Approval of the LTIP
 Alternate Plan                            51,877,597     2,694,722      225,600       0
 --------------

 Selection of Independent
 Accountants                               54,371,112       339,686       87,657       0
 -----------


   * With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "For" or "Withheld", or to vote "For all except" and to name exceptions; votes relating to directors designated above as "Against" include votes cast as "Withheld" and for named exceptions.

   Item 5.  Other Information.

     As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, on August 3, 2000, the Company announced its agreement to sell the DiaSorin medical business. Filed as an exhibit to this Report is the company's press release announcing the agreement.


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K.

               During the fiscal quarter ended June 30, 2000, the Company filed no Current Reports on Form 8-K

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









August 14, 2000

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS



(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)


                Exhibit No.                Description
                   (12)                    Ratio of Earnings to Fixed Charges
                   (27)                    Financial Data Schedule
                   (99)                    Press Release dated August 3, 2000
                                           Relating to Sale of Medical Business
