Form 10-Q
period 2000-09-30
AMERICAN STANDARD COMPANIES INC
filed 2000-11-14
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

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

           Common stock, $.01 par value, outstanding at
           October 31, 2000                                   69,329,711 shares

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
                 (Dollars in millions except per share amounts)

                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                        -------------             -------------
                                                        2000        1999        2000        1999
                                                        ----        ----        ----        ----
SALES                                                 $1,961      $1,877      $5,829     $ 5,436
                                                      ------      ------      ------     -------

COST AND EXPENSES
  Cost of sales                                        1,475       1,406       4,358       4,056
  Selling and administrative expenses                    288         289         900         864
  Other (income) expense                                  (1)          2          (4)         (2)
  Interest expense                                        51          47         149         141
                                                      ------      ------      ------     -------
                                                       1,813       1,744       5,403       5,059
                                                      ------      ------      ------     -------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  148         133         426         377
Income taxes                                              59          55         169         156
                                                      ------      ------      ------     -------
INCOME FROM CONTINUING OPERATIONS                         89          78         257         221
Loss from discontinued operations, net of tax              -          (6)          -         (12)
                                                      ------      ------      ------     -------

NET INCOME                                             $  89        $ 72       $ 257       $ 209
                                                      ======       =====      ======     =======

PER COMMON SHARE
    Basic:   Income from continuing operations        $ 1.28      $ 1.11      $ 3.65      $ 3.13
             Loss from discontinued operations             -        (.09)          -        (.17)
                                                      ------      ------      ------     -------
             Net income                               $ 1.28      $ 1.02      $ 3.65      $ 2.96
                                                      ======      ======      ======     =======

    Diluted: Income from continuing operations        $ 1.23      $ 1.07      $ 3.54      $ 3.02
             Loss from discontinued operations             -        (.09)          -        (.16)
                                                      ------      ------      ------     -------
             Net income                               $ 1.23      $  .98      $ 3.54      $ 2.86
                                                      ======      ======      ======     =======

Average common shares outstanding
    Basic                                          69,805,720  70,671,462  70,362,842  70,553,622
    Diluted                                        72,381,511  73,169,250  72,504,612  73,095,981


                             See accompanying notes

Item 1.  Financial Statements (continued)

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                      September 30, December 31,
                                                          2000          1999
                                                       ---------      -------
         CURRENT ASSETS
         Cash and cash equivalents                      $  81         $  61
         Accounts receivable                            1,167           986
         Inventories
           Finished products                              370           286
           Products in process                            126            99
           Raw materials                                  114           120
                                                         ----          ----
                                                          610           505
         Net assets of discontinued operations
           held for sale                                   50            51
         Other current assets                             128           123
                                                         ----          ----
         TOTAL CURRENT ASSETS                           2,036         1,726

         FACILITIES, less accumulated depreciation:
           Sept. 2000 - $587, Dec. 1999 - $571          1,371         1,414
         GOODWILL                                         915           991
         OTHER ASSETS                                     644           555
                                                         ----          ----
         TOTAL ASSETS                                  $4,966        $4,686
                                                       ======        ======

         CURRENT LIABILITIES
         Loans payable to banks                         $  80         $ 737
         Current maturities of long-term debt              28            19
         Accounts payable                                 587           578
         Accrued payrolls                                 235           225
         Other accrued liabilities                        896           728
                                                         ----          ----
         TOTAL CURRENT LIABILITIES                      1,826         2,287

         LONG-TERM DEBT                                 2,554         1,887
         RESERVE FOR POSTRETIREMENT BENEFITS              398           436
         OTHER LIABILITIES                                540           572
                                                         ----          ----
         TOTAL LIABILITIES                              5,318         5,182

         STOCKHOLDERS' DEFICIT
         Preferred stock, 2,000,000 shares authorized,
           None issued and outstanding                      -             -
         Common stock $.01 par value, 200,000,000
           Shares authorized; 69,489,115
           Shares issued and outstanding
           In 2000; 70,742,538 in 1999                      1             1
         Capital surplus and other                        597           595
         Treasury stock                                  (444)         (363)
         Accumulated deficit                             (296)         (553)
         Foreign currency translation effects            (210)         (176)
                                                         ----          ----

         TOTAL STOCKHOLDERS' DEFICIT                     (352)         (496)
                                                         ----          ----
                                                        $4,966       $4,686
                                                        ======       ======

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                                            Nine months ended
                                                              September 30,
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
CASH PROVIDED BY:
  OPERATING ACTIVITIES:
    Net income                                              $257         $209
    Adjustments to reconcile net income
        to net cash used by operations:
    Loss from discontinued operations                          -           12
    Depreciation and amortization                            162          148
    Other non-cash items                                       6            5
    Changes in assets and liabilities:
        Accounts receivable                                 (218)        (190)
        Inventories                                         (118)         (39)
        Accounts payable and other accruals                   66           62
        Other assets and liabilities                          55           37
                                                            ----         ----
    Net cash provided by continuing activities               210          244
    Net cash (used) by discontinued operations               (13)         (27)
                                                            ----         ----
    Net cash provided by operating activities                197          217

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (135)        (136)
    Investments in affiliated companies
         and other businesses                                (29)         (41)
    Investment in computer software                          (46)         (57)
    Acquisition of Armitage/Dolomite,
         net of cash acquired                                  -         (427)
    Other                                                     11            8
                                                            ----         ----
    Net cash (used) by investing activities                 (199)        (653)
                                                            ----         ----

  FINANCING ACTIVITIES:
    Repayments of long-term debt                             (51)        (174)
    Net change in credit facility                            192          115
    Net change in other short-term debt                       (4)          13
    Purchases of treasury stock                             (131)          (4)
    Proceeds from issuance of long-term debt                   -          460
    Other                                                     18            6
                                                            ----         ----
  Net cash provided by financing activities                   24          416
                                                            ----         ----

Effect of exchange rate changes on cash and
    cash equivalents                                          (2)           -
                                                            ----         ----
Net increase (decrease) in cash and cash equivalents          20          (20)
Cash and cash equivalents at beginning of period              61           63
                                                            ----         ----
Cash and cash equivalents at end of period                  $ 81         $ 43
                                                            =====        ====


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

In the fourth quarter of 1999, the Board of Directors of the Company approved a plan for the sale of the Medical Systems segment. The Company expects to complete the sale in the fourth quarter of 2000. Accordingly, Medical Systems is reported as a discontinued operation in the accompanying Unaudited Summary Statement of Operations and the Company's net investment in that segment is reported in the accompanying Unaudited Summary Balance Sheet as Net assets of discontinued operations held for sale. Financial statements for all prior periods presented have been restated to reflect these classifications.

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

Following is a summary of the unpaid balances of the restructuring and asset impairment accruals, and activity for the nine months ended September 30, 2000 (dollars in millions):

                                                 Paid in
                                  Balance      first nine        Balance
                                  Dec. 31,      months of       Sept. 30,
                                    1999          2000            2000
                                  ------        ------          ------
      Termination and other
         employee costs           $ 24.2         $ 5.9           $18.3
      Other                          4.4           1.0             3.4
                                  ------        ------          ------
                                  $ 28.6         $ 6.9           $21.7
                                  ======         ======          =====


The Company expects that essentially all of the $21.7 million balance as of September 30, 2000 will be utilized by the end of the first half of 2001. Of the 2,260 employees being terminated, 1,405 had been terminated as of September 30, 2000.


Note 3.  Comprehensive Income

Total comprehensive income, consisting of net income and foreign currency translation effects, for the three months ended September 30, 2000 and 1999 was $121 million and $47 million, respectively, and for the nine months ended September 30, 2000 and 1999 was $223 million and $239 million, respectively.


Note 4.  Tax Matters

As described in Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there are pending German tax issues for the years 1984 through 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Note 5.  Earnings Per Share

The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2000 and 1999 included 2,575,791 and 2,497,788 average incremental shares, respectively, for the assumed exercise of stock options and vesting of restricted stock awards. The nine-month periods ended September 30, 2000 and 1999 included 2,141,770 and 2,542,359 average incremental shares, respectively.


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

Note 7. Supplemental Consolidating Condensed Financial Information

All of the Company's Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. ("ASI"). American Standard Companies Inc. (the "Parent Company") fully and unconditionally guarantees the payment obligations under these securities. In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations and statements of cash flows for the nine months ended September 30, 2000 and 1999, and balance sheets as of September 30, 2000 and December 31, 1999 for the Parent Company and ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the "Other Subsidiaries") for 2000 only. None of the Other Subsidiaries guarantee the debt of ASI. On December 31, 1999 the Company completed an internal reorganization whereby ASI transferred ownership of all the Other Subsidiaries and their intellectual property rights to another wholly owned subsidiary, American Standard International Inc. Prior to December 31, 1999, there were no Other Subsidiaries. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                       Parent                  Other                     Consolidated
      (Dollars in millions)           Company       ASI     Subsidiaries  Eliminations       Total
                                      -------       ---     ------------  ------------   ------------

  Sales                                            $1,253        $758        $(50)        $1,961
                                                   ------        ----        ----         ------

  Costs and expenses:
    Cost of sales                                     945         580         (50)         1,475
    Selling and
      administrative expenses                         162         131          (5)           288
    Other (income) expense                              8         (14)          5             (1)
    Interest expense                                   43           8           -             51
                                                   ------        ----        ----         ------

      Total expenses                                1,158         705         (50)         1,813
                                                   ------        ----        ----         ------
  Income before income taxes
     and equity in net income
     of consolidated subsidiaries                      95          53           -            148
  Income taxes                                         39          20           -             59
                                                   ------        ----        ----         ------
  Income before equity in net
     income of consolidated
     subsidiaries                                      56          33            -            89

  Equity in net income of
     consolidated subsidiaries            $ 89          -           -        $(89)             -
                                          ----     ------        ----        ----         ------

  Net income                              $ 89     $   56        $ 33        $(89)        $   89
                                          ====     ======        ====        ====         ======




                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                Parent                     Other                         Consolidated
            (Dollars in millions)              Company          ASI     Subsidiaries     Eliminations       Total
                                               -------          ---     ------------     ------------    ------------
  Sales                                                        $3,646        $2,338          $(155)       $ 5,829
                                                               ------        ------          -----        -------

  Costs and expenses:
    Cost of sales                                               2,767         1,747           (156)         4,358
    Selling and administrative expenses                           505           412            (17)           900
    Other (income) expense                                          9           (31)            18             (4)
    Interest expense                                              126            23              -            149
                                                               ------        ------          -----        -------

      Total expenses                                            3,407         2,151           (155)         5,403
                                                               ------        ------          -----        -------
  Income before income taxes and equity in
    net income of consolidated subsidiaries                       239           187              -            426
  Income taxes                                                     98            71              -            169
                                                               ------        ------          -----        -------
  Income before equity in net income of
    consolidated subsidiaries                                     141           116              -            257

  Equity in net income of consolidated
    subsidiaries                                   $257             -             -          $(257)            -
                                                   ----        ------        ------          -----        -------

  Net income                                       $257        $  141        $  116          $(257)         $ 257
                                                   ====        ======        ======          =====          =====




                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


                                                            Parent                                Consolidated
                  (Dollars in millions)                     Company        ASI      Eliminations      Total
                                                            -------        ---      ------------  ------------
  Sales                                                                    $1,877                      $1,877
                                                                           ------                      ------

  Costs and expenses:
    Cost of sales                                                           1,406                       1,406
    Selling and administrative expenses                                       289                         289
    Other expense                                                               2                           2
    Interest expense                                                           47                          47
                                                                           ------                      ------
      Total expenses                                                        1,744                       1,744
                                                                           ------                      ------
  Income from continuing operations before income taxes
    and equity in net income of consolidated                                  133                         133
  subsidiaries

  Income taxes                                                                 55                          55
                                                                           ------                      ------
  Income from continuing operations before equity in
    net income of consolidated subsidiaries                                    78                          78

  Loss from discontinued operations                                            (6)                         (6)

  Equity in net income of consolidated subsidiaries              $72                      $ (72)            -
                                                                 ---       ------         -----        ------
                                                                                -

  Net income                                                     $72       $   72         $ (72)       $   72
                                                                 ===       ======         =====        ======




                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                            Parent                                Consolidated
                  (Dollars in millions)                     Company        ASI      Eliminations      Total

  Sales                                                                    $5,436                      $5,436
                                                                           ------                      ------

  Costs and expenses:
    Cost of sales                                                           4,056                       4,056
    Selling and administrative expenses                                       864                         864
    Other income                                                               (2)                         (2)
    Interest expense                                                          141                         141
                                                                           ------                      ------

      Total expenses                                                        5,059                       5,059
                                                                           ------                      ------
  Income from continuing operations before income taxes
    and equity in net income of consolidated                                  377                         377
  subsidiaries

  Income taxes                                                                156                         156
                                                                           ------                      ------
  Income from continuing operations before equity in
    net income of consolidated subsidiaries                                   221                         221

  Loss from discontinued operations                                           (12)                        (12)

  Equity in net income of consolidated subsidiaries            $ 209                     $ (209)            -
                                                               ------      ------        ------        ------
                                                                                -

  Net income                                                   $ 209       $  209        $ (209)       $  209
                                                               ======      ======        ======        ======




                     CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2000
                                   (Unaudited)

                                               Parent                   Other                       Consolidated
               (Dollars in millions)          Company        ASI     Subsidiaries   Eliminations       Total
                                              -------        ---     ------------   ------------    ------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                 $  5          $ 76                         $ 81
    Accounts receivable, net                                   571           596                        1,167
    Inventories                                                215           395                          610
    Net assets of discontinued operations
       held for sale                                            50             -                           50
    Other current assets                                        70            70          $(12)           128
                                                            ------        ------        ------         ------
      Total current assets                                     911         1,137           (12)         2,036
  Facilities, net                                              483           888                        1,371
  Goodwill, net                                                132           783                          915
  Investment in subsidiaries                      $128           -             -          (128)            -
  Other assets                                                 454           190                          644
                                                  ----      ------        ------        ------         ------

      Total assets                                $128      $1,980       $ 2,998        $ (140)       $ 4,966
                                                  ====      ======       =======        ======        =======
  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    EQUITY
  Current liabilities:
    Loans payable to banks                                                  $ 80                        $  80
    Current maturities of long-term debt                      $ 26             2                           28
    Other current liabilities                                  956           774         $ (12)         1,718
                                                            ------        ------        ------         ------
      Total current liabilities                                982           856           (12)         1,826
  Long-term debt                                             2,071           483                        2,554
  Reserve for postretirement benefits                          195           203                          398
  Intercompany accounts, net                      $480         349          (829)                           -
  Other long-term liabilities                                  326           214                          540
                                                  ----      ------        ------        ------         ------
      Total liabilities                            480       3,923           927           (12)         5,318
                                                  ----      ------        ------        ------         ------
      Total stockholders' (deficit) equity        (352)     (1,943)        2,071          (128)          (352)
                                                  ----      ------        ------        ------         ------
      Total liabilities and stockholders'         $128      $1,980        $2,998        $ (140)       $ 4,966
         (deficit) equity                         ====      ======        ======        ======        =======





                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1999


                                                   Parent                    Other                    Consolidated
            (Dollars in millions)                 Company        ASI      Subsidiaries  Eliminations      Total
                                                  -------        ---      ------------  ------------  ------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                      $ 11          $ 50                       $  61
    Accounts receivable, net                                        448           538                         986
    Inventories                                                     244           261                         505
    Net assets of discontinued operations
       held for sale                                                 51            -                           51
    Other current assets                                             38            85                         123
                                                                -------       -------                     -------
      Total current assets                                          792           934                       1,726
  Facilities, net                                                   503           911                       1,414
  Goodwill, net                                                     148           843                         991
  Investment in subsidiaries                        $ (145)          -             -          $ 145            -
  Other assets                                                      455           100                         555
                                                    ------      -------       -------         -----       -------

      Total assets                                  $ (145)     $ 1,898       $ 2,788         $ 145       $ 4,686
                                                    ======      =======       =======         ======      =======
  LIABILITIES AND STOCKHOLDERS'
     (DEFICIT) EQUITY
   Current liabilities:
    Loans payable to banks                                        $ 586         $ 151                       $ 737
    Current maturities of long-term debt                             18             1                          19
    Other current liabilities                                       750           781                       1,531
                                                                -------       -------                     -------
      Total current liabilities                                   1,354           933                       2,287
  Long-term debt                                                  1,556           331                       1,887
  Reserve for postretirement benefits                               204           232                         436
  Intercompany accounts, net                          $351          431          (782)                         -
  Other long-term liabilities                                       299           273                         572
                                                    ------      -------       -------                     -------
      Total liabilities                                351        3,844           987                       5,182
      Total stockholders' (deficit) equity            (496)      (1,946)        1,801        $  145          (496)
                                                    ------      -------       -------        ------       -------
      Total liabilities and stockholders'
          (deficit) equity                          $ (145)     $ 1,898       $ 2,788        $  145       $ 4,686
                                                    ======      =======       =======        ======       =======


                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                        Parent                  Other                    Consolidated
                (Dollars in millions)                   Company      ASI     Subsidiaries  Eliminations      Total
                ---------------------                   -------      ---     ------------  ------------   ---------
Cash provided (used) by:
 Operating activities:
   Net income                                            $257      $141          $116         $(257)         $257
   Adjustments to reconcile net income to net
   cash provided (used) by operations:

       Depreciation and amortization                        -        54           108                         162
       Other non-cash items                                           6             -                           6
       Equity in net income of subsidiaries              (257)                                  257             -
       Changes in assets and liabilities:
        Accounts receivable                                        (118)         (100)                       (218)
        Inventories                                                  26          (144)                       (118)
        Accounts payable and other accruals                 2        64             -                          66
        Other assets and liabilities                       (2)        1            56                          55
                                                         ----      ----          ----          ----          ----
   Net cash provided by continuing operations               -       174            36             -           210
   Net cash used by discontinued operations                         (13)            -                         (13)
                                                         ----      ----          ----          ----          ----
   Net cash provided by operating activities                -       161            36             -           197
                                                         ----      ----          ----          ----          ----
 Investing Activities:
     Purchase of property, plant and equipment                      (11)         (124)                       (135)
     Investments in affiliated companies and
       other businesses                                   (16)       16           (29)
                                                                                                              (29)
     Investments in computer software                               (27)          (19)                        (46)
     Other                                                           (5)           16                          11
                                                         ----      ----          ----          ----          ----
 Net cash used by investing activities                    (16)      (27)         (156)            -          (199)
                                                         ----      ----          ----          ----          ----
 Financing activities:
     Repayments of long-term debt                                   (47)           (4)                        (51)
     Net change in credit facility                                   36           156                         192
     Net change in other short-term debt                              -            (4)                         (4)
     Purchases of treasury stock                         (131)        -             -                        (131)
     Increase in loan from subsidiary                     129      (129)            -                           -
     Other                                                 18         -             -                          18
                                                         ----      ----          ----          ----          ----
 Net cash provided (used) by financing activities          16      (140)          148             -            24
                                                         ----      ----          ----          ----          ----
 Effect of exchange rate changes on cash and
   cash equivalents                                         -         -            (2)            -            (2)
                                                         ----      ----          ----          ----          ----
 Net increase (decrease) in cash and cash
   Equivalents                                              -       (6)            26             -            20
                                                         ----      ----          ----          ----          ----
 Cash and cash equivalents at beginning of
   Period                                                            11            50                          61
                                                         ----      ----          ----          ----          ----
 Cash and cash equivalents at end of period              $  -      $  5          $ 76          $  -          $ 81
                                                         ====      ====          ====          ====          ====




                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                       Parent                                 Consolidated
               (Dollars in millions)                  Company         ASI      Eliminations       Total
               ---------------------                  -------      --------    ------------   ---------
Cash provided (used) by:
  Operating activities:
    Net income                                           $209         $209          $(209)         $209
    Adjustments to reconcile net income to net
      cash provided (used) by operations:
      Loss from discontinued operations                                 12                           12
      Depreciation and amortization                                    148                          148
      Other non-cash items                                               5                            5
      Equity in net income of subsidiary                 (209)           -            209             -
      Changes in assets and liabilities:
        Accounts receivable                                           (190)                        (190)
        Inventories                                                    (39)                         (39)
        Accounts payable and other accruals                             62                           62
        Other assets and liabilities                                    37                           37
                                                         ----         ----          -----          ----
Net cash provided by continuing operations                  -          244              -           244
Net cash used by discontinued operations                               (27)                         (27)
                                                         ----         ----          -----          ----
Net cash provided by operating activities                   -          217              -           217
                                                         ----         ----          -----          ----
    Purchase of property, plant and equipment                         (136)                        (136)
    Investments in affiliated companies and
       other businesses                                    (2)         (41)             2           (41)
    Investments in computer software                                   (57)                         (57)
    Acquisition of Armitage/Dolomite                                  (427)                        (427)
    Other                                                                8                            8
                                                         ----         ----          -----          ----
Net cash used by investing activities                      (2)        (653)             2          (653)
                                                         ----         ----          -----          ----
  Financing activities:
    Proceeds from issuance of long-term debt                           460                          460
    Repayments of long-term debt                                      (174)                        (174)
    Net change in credit facility                                      115                          115
    Net change in other short-term debt                                 13                           13
    Purchases of treasury stock                            (4)           -                           (4)
    Change in intercompany accounts, net                   (6)           6                            -
    Other                                                  12           (4)            (2)            6
                                                         ----         ----          -----          ----
Net cash provided by financing activities                   2          416             (2)          416
                                                         ----         ----          -----          ----
Effect of exchange rate changes on cash
   and cash equivalents                                                  -                            -
                                                         ----         ----          -----          ----
Net increase (decrease) in cash and
   cash equivalents                                         -          (20)             -           (20)
Cash and cash equivalents at beginning of period                        63                           63
                                                         ----         ----          -----          ----
Cash and cash equivalents at end of period               $  -         $ 43          $   -          $ 43
                                                         ====         ====          =====          ====

Note 8.  Segment Data


                         Summary Segment and Income Data
                              (Dollars in millions)
                                   (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                    -------------------------   --------------------------

                                                         2000          1999          2000           1999
                                                    ---------      --------     ---------        -------
Sales:
      Air Conditioning Systems and Services           $ 1,257       $ 1,179       $ 3,616        $ 3,309
      Plumbing Products                                   450           443         1,389          1,316
      Vehicle Control Systems                             254           255           824            811
                                                      -------       -------       -------        -------

                                                      $ 1,961       $ 1,877       $ 5,829        $ 5,436
                                                      =======       =======       =======        =======
Segment income:
      Air Conditioning Systems and Services             $ 162         $ 141         $ 430          $ 369
      Plumbing Products                                    40            42           130            122
      Vehicle Control Systems                              30            27           112            103
                                                      -------      --------     ---------        -------
                                                          232           210           672            594
Equity in net income of unconsolidated
       joint ventures                                       7             9            26             27
                                                      -------      --------     ---------        -------
                                                          239           219           698            621
Interest expense                                           51            47           149            141
Corporate and other expenses                               40            39           123            103
                                                      -------      --------     ---------        -------

Income from continuing operations
      before income taxes                            $    148         $ 133         $ 426          $ 377
                                                     ========      ========     =========        =======



   For a comparative analysis of this Summary Segment and Income Data, see Management's Discussion and Analysis of Financial Position and Results of Operations.

                          PART 1. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations for the Third Quarter and First Nine Months of 2000 Compared with the Third Quarter and First Nine Months of 1999

         The Company achieved record third quarter sales in 2000 of $1,961 million, an increase of $84 million, or 4% (8% excluding unfavorable foreign exchange effects), from $1,877 million in the third quarter of 1999. Sales increased 7% for Air Conditioning Systems and Services and 2% for Plumbing Products, but were flat for Vehicle Control Systems.

         Segment income for the third quarter of 2000 was also a record at $232 million, an increase of $22 million, or 10% (14% excluding foreign exchange effects), from $210 million in the third quarter of 1999. Segment income increased 15% for Air Conditioning Systems and Services and 11% for Vehicle Control Systems, but declined 5% for Plumbing Products.

         Sales for the first nine months of 2000 were $5,829 million, an increase of $393 million, or 7% (12% excluding foreign exchange effects), from $5,436 million in the first nine months of 1999. Sales increased 9% for Air Conditioning Systems and Services, 6% for Plumbing Products and 2% for Vehicle Control Systems. Segment income was $672 million for the first nine months of 2000, an increase of 13% (16% excluding the unfavorable effects of foreign exchange), compared with $594 million in the first nine months of 1999. Segment income increased 17% for Air Conditioning Systems and Services, 7% for Plumbing Products and 9% for Vehicle Control Systems.

         The sales and segment income amounts  reflect  results from  continuing
   operations   only,  as  the  Medical  Systems   business  is  reported  as  a
   discontinued operation.

         Sales for Air Conditioning Systems and Services were $1,257 million for the third quarter of 2000, an increase of 7% (8% excluding unfavorable foreign exchange effects) from $1,179 million for the third quarter of 1999 due to strong worldwide commercial business. Worldwide commercial applied and commercial unitary sales increased 10% (12% excluding foreign exchange effects) due to significant gains in the U.S. equipment and service businesses, as well as in the Far East. This double-digit growth globally was a strong performance relative to market growth. U.S. sales of commercial products increased because of higher volumes, reflecting continued strength in the U.S. replacement, renovation and repair markets and increased market share, which more than offset the effect of modest slowing in commercial construction. Sales benefited from expansion of the national and global accounts program, the acquisition of sales and service offices and sales of Integrated Comfort Systems, which combine new high-efficiency chillers, air handlers, terminal products and controls into one system. Sales outside the U.S., which are substantially commercial, improved significantly in the Far East outside of China, and grew solidly in Latin America and Europe which benefited from a new line of high-efficiency chillers. The recovery in the Far East was driven primarily by expansion of the global accounts business and stronger markets. Residential sales in the U.S., which represent less than 12% of total Company sales, declined because the effects of cooler-than-normal weather in the Midwest and Northeast more than offset increases in the warmer Sunbelt markets. In addition, 1999 sales had benefited from a warmer-than-normal summer in most areas of the U.S. The residential business decline, however, was less than the overall market decline. Sales for Air Conditioning Systems and Services for the first nine months of 2000 increased 9% (12% excluding foreign exchange effects) to $3,616 million from $3,309 million in the first nine months of 1999, primarily for the same reasons explaining the third quarter increase.

         Segment income for Air Conditioning Systems and Services increased 15% (with little effect from foreign exchange) to $162 million in the third quarter of 2000 from $141 million in the 1999 third quarter, as margins improved from 12.0% to 12.9%. This improvement was entirely attributable to the global commercial business that benefited from increased volume in the U.S., Far East and Europe. Segment income for the residential business declined from an exceptionally good prior-year performance, primarily reflecting the effects of weather variations year-to-year. Segment income for the first nine months of 2000 increased 17% (with little foreign exchange effect) to $430 million from $369 million in the first nine months of 1999. This gain resulted essentially for the reasons mentioned for the third quarter increase and first-half earnings gains for the residential business which exceeded the third-quarter decline.

         Sales for Plumbing Products increased 2% (8% excluding unfavorable foreign exchange effects) to $450 million in the third quarter of 2000 from $443 million in the third quarter of 1999, primarily as a result of improvements in Europe, Asia and the Americas. Excluding foreign exchange, European sales increased primarily on higher volume, reflecting improving economic conditions and market share gains. The continuing improvement in Asian economies resulted in volume increases in that region, including a small gain in China. Sales in the Americas increased despite a slowing in the U.S. market. U.S. sales increased, with fittings sales up sharply and fixtures sales flat. Latin American sales increased moderately. Sales of Plumbing Products for the first nine months of 2000 increased 6% (12% excluding foreign exchange effects) to $1,389 million from $1,316 million in the first nine months of 1999. This increase was due principally to the same factors affecting third-quarter sales, except that the U.S. market slow-down had little effect on first-half fixtures sales.

         Segment income of Plumbing Products for the third quarter of 2000 was $40 million, a decrease of 5% (but an increase of 3% excluding unfavorable foreign exchange effects) from $42 million for the 1999 third quarter. The increase (excluding foreign exchange) was principally attributable to volume increases in Europe and the Far East and in U.S. fittings. European operations continue to benefit from the restructuring implemented as part of a lower-cost sourcing program. In the Americas fixtures business, segment income and margins declined because its cost structure was adversely affected by higher energy costs, currency effects and higher labor costs in Latin America. Margin expansion was achieved in Europe, Asia and in the U.S.
   fittings business, but as a result of the degradation in the Americas fixtures business, overall margins declined from 9.5% in the third quarter of 1999 to 8.9% in the third quarter of 2000. Segment income for the first nine months of 2000 increased by 7% (11% excluding foreign exchange effects) to $130 million from $122 million for the first nine months of 1999, primarily due to volume increases and cost improvements, tempered somewhat by lower third quarter results for the Americas fixtures business.

         Sales of Vehicle Control Systems for the third quarter of 2000 were flat at $254 million, but increased 10% excluding unfavorable foreign exchange effects. The increase (excluding foreign exchange effects) resulted from improved market demand, increased penetration with core products, new vehicle control system products (higher content per vehicle) and volume expansion in Asia. Unit volumes of truck and bus production increased 7% in Western Europe in the third quarter of 2000 compared with the 1999 third quarter. Additionally, sales increased significantly in Brazil, primarily as a result of a sharp increase in that country's commercial vehicle production. Shipments of anti-lock braking systems to the Company's U.S. braking systems joint venture decreased 10% as U.S. truck production declined 22%. Sales of Vehicle Control Systems for the first nine months of 2000 were $824 million, an increase of 2% (12% excluding unfavorable foreign exchange effects) from $811 million in the first nine months of 1999 primarily for the reasons explaining the third quarter increase.

         Segment income for Vehicle Control Systems for the third quarter of 2000 increased $3 million ($7 million excluding unfavorable foreign exchange effects) to $30 million from $27 million in the third quarter of 1999. This primarily reflected higher volumes in Europe and Asia, together with a smaller gain in Brazil. Margins improved from 10.6% in the third quarter of 1999 to 11.8% in the third quarter of 2000. Segment income for Vehicle Control Systems for the first nine months of 2000 was $112 million, an increase of 9% (26% excluding unfavorable foreign exchange effects) from $103 million in the first nine months of 1999, principally for the same reasons cited for the third quarter increase.


   Other Summary Income Data Items

         Equity in net income of unconsolidated joint ventures was $7 million in the third quarter of 2000, compared with $9 million in the year-earlier quarter, and was $26 million in the first nine months of 2000 compared with $27 million in the 1999 nine months. This reflected a decrease in earnings of Vehicle Control Systems' U.S. braking systems joint venture, as a result of the slowdown in U.S. heavy-duty truck production. Earnings of Air Conditioning Systems and Services' compressor manufacturing joint venture and the Company's financial services joint venture were essentially even with last year.

         Interest expense increased by $4 million in the third quarter of 2000 and by $8 million in the first nine months of 2000 compared to the year-earlier quarter and first nine months, primarily due to higher average interest rates. Corporate and other expenses increased by $1 million in the third quarter of 2000 and by $20 million in the first nine months of 2000 compared to the year-earlier quarter and first nine months. These increases were mainly due to: increased minority interest in higher income of consolidated joint ventures; transition costs due to management changes; increased receivables discount fees paid to the financial services joint venture as a result of higher sales; and higher incentive compensation accruals due to profitability improvement.

         The income tax provision for the third quarter of 2000 was $59 million and for the first nine months of 2000 was $169 million, or 39.75% of income from continuing operations, compared with provisions of $55 million and $156 million, or 41.5% of income from continuing operations in the comparable periods of 1999. The effective income tax rate is lower in 2000 primarily because of an internal reorganization of the Company's subsidiary ownership that should be more tax efficient.

   Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $146 million, was $197 million for the first nine months of 2000, compared with net cash provided of $217 million for the same period of 1999. The $20 million decrease resulted primarily from an increase in net working capital. Accounts receivable and inventories increased in the first nine months of both years, primarily reflecting overall growth of the Company. The receivables increase of $218 million in the first nine months of 2000 was moderately larger than the nine-month 1999 increase of $190 million primarily because of growth and a small increase in average days outstanding. The inventory increase in 2000 of $118 million was substantially larger than in 1999, as turnover was nine-tenths of a turn lower and reflected a decision to increase certain air conditioning inventories to serve customers better in the North American market. The increase in accounts payable and accruals reflected growth of the business and timing differences in accruals and payments. The Company made capital expenditures of $164 million for the first nine months of 2000, including $29 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $177 million in the 1999 period, including $41 million of investments in affiliated companies and other businesses (but excluding the Armitage/Dolomite acquisition described below). The Company also invested $46 million in computer software in the first nine months of 2000, compared with $57 million in the 1999 period. Additionally, in the first nine months of 2000, the Company purchased approximately 3.2 million shares of its common stock for $131 million pursuant to the Company's program, approved by the Board of Directors in July 1998, to repurchase up to $300 million of shares of common stock through July 8, 2001. Purchases under the repurchase plan are for the purpose of offsetting the dilutive effects of stock-based awards under certain of the Company's benefit plans.

         On August 3, 2000, the Company announced a definitive agreement to sell its DiaSorin unit, the largest part of its medical business, to a group consisting of SNIA, a high-tech industrial firm; Interbanca, a leading Italian merchant bank; Iniziativa Piemonte, a private equity firm; and four members of DiaSorin's current management. The sale closed on November 6, 2000 and completed the Company's exit from the medical business.

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

         In December 1998, the 1997 Credit Agreement was amended to permit American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, to reorganize ownership of certain subsidiaries and intellectual property rights, and to lower the interest coverage ratios and increase the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures, including the acquisition of Armitage/Dolomite described below. In November 1999, the 1997 Credit Agreement was amended to increase the limit on annual lease payments and to obtain consent for the Company to sell its Medical Systems business. In September 2000, the 1997 Credit Agreement was amended to extend the Company's authorization annually to repurchase up to $100 million of its Common Stock beyond July 9, 2001, to expand the Company's authorization, for hedging purposes, to enter into commodity purchase or option agreements and credit derivative agreements, and to increase the amount of equity the Company is authorized to invest in its receivable financing venture.

         Borrowings under the revolving credit facilities of the Company's 1997 Credit Agreement that were previously classified as short-term debt, have been classified as long-term debt since March 31, 2000, as the Company has the ability to refinance such borrowings with long-term debt under the terms of the 1997 Credit Agreement.

         At September 30, 2000, the Company had borrowings of $769 million outstanding under the Revolving Facilities. There was $523 million available under the Revolving Facilities after reduction for borrowings and for $83 million of letters of credit usage. The Company's foreign subsidiaries had $73 million available at September 30, 2000, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $16 million available under bank credit facilities after reduction for borrowings of $19 million and letters of credit usage of $20 million.

         On February 2, 1999, the Company acquired Armitage/Dolomite, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for approximately $427 million (including fees and expenses) with borrowings under the Company's 1997 Credit Agreement. The acquired business consists of two principle businesses: Armitage Shanks, a United Kingdom manufacturer, and Ceramica Dolomite, an Italian manufacturer. The acquired business has facilities in the United Kingdom and Italy. The primary markets for its products are in the United Kingdom, Italy, Ireland and Germany. Armitage/Dolomite had 1999 sales of $279 million (for the eleven months following the acquisition). This transaction was accounted for as a purchase and the results of operations have been included in the accompanying financial statements since the date of acquisition. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. This resulted in an excess of purchase price over the value of net assets acquired (goodwill) of $300 million which is being amortized over 40 years.

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

   Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) including, without limitation, statements as to management's expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the "Notes to Financial Statements" under the headings "Restructuring and Asset Impairment Charges," "Tax Matters," and "Impact of Recently Issued Accounting Standards" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position." Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Systems and Services' and Plumbing Products' markets; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company's markets; pricing changes to the Company's supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products and the inability to obtain regulatory approvals for one or more of the Company's potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company's German tax counsel; transactions or other events affecting the need for, timing and extent of the Company's capital expenditures; the extent of and the costs at which the Company effects repurchases of its common stock; and the extent to which the Company reduces outstanding debt.


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

         (b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2000, the Company filed no Current Reports on Form 8-K

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

                        AMERICAN STANDARD COMPANIES INC.








                                                             /s/ G. Ronald Simon
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)









November 14, 2000

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS



(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)



 Exhibit No. Description
 ----------  -----------
   (4) (i) Form of Sixth Amendment dated as of September 25, 2000 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among the Company, certain subsidiaries of the Company, the financial institutions party thereto and the Chase Manhattan Bank, as Administrative Agent; filed herewith.

    (12)     Ratio of Earnings to Fixed Charges

    (27)     Financial Data Schedule