Form 10-K
period 2000-12-31
AMERICAN STANDARD COMPANIES INC
filed 2001-03-30
CIK 836102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the transition period from ______________ to_______________ .

                         Commission File Number 1-11415

                        AMERICAN STANDARD COMPANIES INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                        13-3465896
         --------                                                        ----------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer
                                                                     Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey             08855-6820
------------------------------------------------------------             ----------
          (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:               (732) 980-6000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
Common Stock, $.01 par value                       New York Stock Exchange, Inc.
(and associated Common Stock Rights)

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 12, 2001 was approximately $4.3 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 12, 2001:

Common Stock, $.01 par value                                   70,956,309 Shares

Documents incorporated by reference:

                                                   Part of the Form 10-K into
  Document (Portions only)                       which document is incorporated.
--------------------------                       -------------------------------
Annual Report to Stockholders for the year                    Parts I, II and IV
ended December 31, 2000

Definitive Proxy Statement dated March
April 2, 2001 for use in connection with
the Annual Meeting of Stockholders to be
held on May 3, 2001                                           Part III

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.      Business.                                                        3
Item 2.      Properties.                                                     16
Item 3.      Legal Proceedings.                                              17
Item 4.      Submission of Matters to a Vote of Security Holders.            18
             Executive Officers of the Registrant.                           19

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters.                                            22
Item 6.      Selected Financial Data.                                        23
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                      24
Item 7A.     Quantitative and Qualitative Disclosures about
             Market Risk
Item 8.      Financial Statements and Supplementary Data.                    24
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                            24


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.             25
Item 11.     Executive Compensation.                                         25
Item 12.     Security Ownership of Certain Beneficial Owners and             25
             Management.
Item 13.     Certain Relationships and Related Transactions.                 25


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form     26
             8-K.

Signatures                                                                   32

                                     PART I

ITEM 1.   BUSINESS

         American Standard Companies Inc. is a global, diversified manufacturer of high quality, brand-name products in three major product groups: air conditioning systems and services (62% of 2000 sales); bathroom and kitchen fixtures and fittings (24% of 2000 sales); and vehicle control systems for heavy and medium-sized trucks, buses, trailers, luxury cars and sport utility vehicles (14% of 2000 sales). American Standard is one of the largest providers of products and services in each of its three major business segments. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R), PORCHER(R), JADO(R), ARMITAGE SHANKS(R) and DOLOMITE(R), for plumbing products, and WABCO(R) for vehicle control systems.

         American Standard Companies Inc. (the "Company") is a Delaware corporation formed in 1988 to acquire all the outstanding common stock of American Standard Inc., a Delaware corporation ("American Standard Inc.") incorporated in 1929. In 1999 the Company completed an internal reorganization in which American Standard Inc. transferred ownership of essentially all its non-U.S. subsidiaries and their intellectual property rights to another wholly-owned subsidiary of the Company, American Standard International Inc., a Delaware corporation ("ASII"). "American Standard" or "the Company" refers to the Company, or to the Company and American Standard Inc. or ASII, including their subsidiaries, as the context requires.

         American Standard has adopted performance initiatives focused on three areas:

                  -        Sales growth, including:

                           -        Expanding marketing efforts,

                           -        Building brand awareness and
                                    differentiation,

                           -        Introducing new products and services,

                           -        Geographic expansion.

                  -        Margin improvement through:

                           -        Materials management programs,

                           - Six Sigma and other productivity enhancing actions.

                  -        Financial initiatives, including:

                           -        Tax rate reduction,

                           -        Debt reduction,

                           - Improved asset utilization and return on capital.

         Actions that the Company is taking in support of these initiatives are discussed below.

OVERVIEW OF BUSINESS SEGMENTS

         American Standard has three business segments: Air Conditioning Systems and Services, Plumbing Products and Vehicle Control Systems.

         AIR CONDITIONING SYSTEMS AND SERVICES. American Standard is a leading U.S. designer and producer of air conditioning systems and equipment for both domestic and export sales. It also provides control systems, aftermarket service and parts for its products, and performance contracting for the installation and maintenance of heating, ventilation and air conditioning systems. American Standard also manufactures air conditioning systems outside the United States. Air Conditioning Systems and Services ("Trane") products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 80% and 20%, respectively, of

Trane's total sales in 2000. Approximately 65% of Trane's sales in 2000 were in the replacement, renovation and repair markets, which have been less cyclical than the new residential and commercial construction markets. Trane derived 76% of its 2000 sales in the U.S. and 24% outside. Management believes Trane is well positioned for growth because of its high quality, high efficiency brand-name products; significant existing market shares; the introduction of new products, services and features such as electronic controls; the expansion of its broad distribution network; conversion to products utilizing environmentally-preferable refrigerants; and expansion of operations in developing market areas throughout the world, especially in Latin America and the Asia-Pacific area.

         PLUMBING PRODUCTS. American Standard is a leading producer of bathroom and kitchen fixtures and fittings in Europe, the U.S. and several countries in Latin America and Asia. Its products are marketed through retail and wholesale sales channels for residential and commercial markets. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R) JADO(R), ARMITAGE SHANKS(R) and DOLOMITE(R) names. Of Plumbing Products' 2000 sales, 65% was derived from operations outside the United States. Management believes Plumbing Products is well positioned for growth because of its strong brands, significant existing market shares in a number of countries, new products and designs, and low-cost manufacturing capability.

         VEHICLE CONTROL SYSTEMS. Vehicle Control Systems ("WABCO") is a leading manufacturer of braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems, including antilock and electronic braking systems ("ABS" and "EBS", respectively), marketed under the WABCO(R) name for heavy and medium-size trucks, buses, trailers, luxury cars and sport utility vehicles. WABCO supplies vehicle manufacturers such as DaimlerChrysler (Mercedes and Freightliner), Volvo, Iveco (Fiat), Scania, RVI (Renault), PACCAR, Hino, Nissan and Rover. Management believes that WABCO benefits from its strong market positions in Europe, North America and Brazil and its growing position in Asia. Management also believes WABCO's products are well positioned because of increasing demand for ABS and EBS; sophisticated electronic control systems for automated transmissions; air suspension systems and stability control systems; and automatic climate control and door control systems. WABCO has a strong reputation for technological innovation and is a leading systems development partner with several major vehicle manufacturers.


COMPANY GOALS

         The Company has three major performance goals designed to enhance shareholder value. The initiatives described above, coupled with the Company's demonstrated ability to achieve and sustain strong market positions, produce high quality products, employ efficient business processes and capitalize on its low-cost manufacturing capability, are the principal elements in achieving these goals.

                  -        Deliver premier customer service,

                  -        Drive operational excellence,

                  -        Meet financial objectives.

         PREMIER CUSTOMER SERVICE

         American Standard plans to accomplish its goal of delivering premier customer service by identifying and meeting customer needs with:

                  -        Superior products, services and solutions,

                  -        Industry-leading order-to-delivery cycle times,

                  -        A global presence to serve global customers,

                  - Technological leadership and product innovation to meet changing customer needs, and

                  -        An efficient and flexible distribution system.

         OPERATIONAL EXCELLENCE

         Operational performance will be enhanced through the use of Six Sigma techniques, Demand Flow Technology and materials management to:

                  -        Improve manufacturing processes,

                  -        Reduce unit costs,

                  -        Increase productive capacity,

                  -        Upgrade quality, and

                  -        Improve speed.

         SIX SIGMA

         Six Sigma is a structured approach to significantly improve work processes. Applications range, for example, from improving yields on the first pass of products through the manufacturing process in a vitreous chinaware plant to eliminating non-value added steps in administrative processes. Statistical and qualitative tools are used to diagnose performance deficiencies, identify and measure improvement opportunities and implement improved work methods to sustain performance gains.

         Management introduced Six Sigma initiatives across the Company in 2000, with the objective of improving both manufacturing and administrative processes. These objectives complement and leverage the efficiencies of Demand Flow (described below) and significantly reduce process defects. Technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) are being developed and deployed through aggressive training and project deployment programs. By the end of 2000, 4 Master Black Belts, over 300 Black Belts and 150 Green belts had been trained or were in training. By the end of 2001, the Company expects to have trained approximately 20 Master Black Belts, 700 Black Belts and 600 Green Belts. Some of the benefits have already been realized with respect to improved process cycle times and increased productivity resulting in improved customer service.

         DEMAND FLOW(R) TECHNOLOGY*

         American Standard has applied Demand Flow to its businesses. With Demand Flow principles, augmented by Six Sigma principles, products are produced as and when required by customers, the production process is streamlined and quality control is integrated into each step of the manufacturing process. The benefits of Demand Flow include better customer service, quicker response to changing market needs, improved quality control, higher productivity, increased inventory turnover rates and reduced requirements for working capital and manufacturing and warehouse space.


         MATERIALS MANAGEMENT

         The Materials Management initiative is centered on leveraging the collective buying power of our multiple business units on a global basis to reduce costs, improve purchasing efficiency, reduce the number of vendors and improve supplier logistics. With material costs exceeding 50% of the cost of sales, management believes that improvements realized through Materials Management could result in substantial savings.

         In 2000, the Materials Management initiative focused on hiring experienced people, establishing processes and training. Management adopted challenging goals for continuous performance improvement. Benefits from this program were modest in 2000, but demonstrated the potential for improvements and savings. During 2000, twelve teams were formed to manage purchases of certain materials with a total annual cost of $100 million. The number of vendors was reduced from more than 275 to less than 15 and annualized savings of $14 million were achieved despite the program being in its early stages of implementation.

----------

* Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

         FINANCIAL OBJECTIVES

         The Company sets annual financial performance objectives for sales growth, operating margin improvements, earnings per share growth and cash flow generation. The programs discussed above associated with achieving premier customer service and driving operational excellence are key to achieving these objectives. In addition, the Company has established programs to:

                  - Reduce the effective tax rate through the use of various tax planning alternatives.

                  -        Reduce debt and interest expense.

                  -        Improve asset utilization and return on capital.

LINKAGE OF GOALS WITH INCENTIVE COMPENSATION PLANS

         Management has adopted incentive compensation plans that are directly linked to achievement of the Company-wide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

AIR CONDITIONING SYSTEMS AND SERVICES SEGMENT

         Air Conditioning Systems and Services became an American Standard business with the 1984 acquisition of the Trane Company, a manufacturer and distributor of air conditioning systems since 1913. Air conditioning systems are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 2000 Trane, with revenues of $4,726 million, accounted for 62% of Company sales and 63% of its segment income. Trane derived 24% of its 2000 sales from outside the United States. Approximately 65% of Trane's sales in 2000 were in the replacement, renovation and repair markets, which in general are less cyclical than the new residential and commercial construction markets.

         Trane manufactures two general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is one of the three largest global manufacturers of both unitary and applied air conditioning systems.

         Trane competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership and price/value.

         Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, repair, and servicing businesses. Much of the equipment sold in the fast-growing air conditioning markets of the 1960's and 1970's has been reaching the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products recently developed to meet required efficiency standards and to capitalize on the availability of new refrigerants which meet current and future environmental standards.

         Many of the air conditioning systems manufactured by Trane utilize HCFCs and in the past utilized CFCs as refrigerants. Various domestic and international laws and regulations, principally the 1990 Clean Air Act Amendments and the Montreal Protocol, require the eventual phase-out of the production and use of these refrigerants because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants necessitates replacement or modification of much of the air conditioning equipment already installed, which management believes created a significant market opportunity. In order to ensure that Trane products will be compatible with the substitute refrigerants, Trane has been working closely with the manufacturers that are developing substitute refrigerants. Trane has also been active in supporting industry-wide efforts to transition to these new fluids in an orderly and sensible fashion while balancing key environmental issues such as ozone depletion on one hand and global warming (greenhouse gas effects) on the other. See "General --Regulations and Environmental Matters."

         Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of Trane's unitary Air Conditioning Systems and Services. Although Trane has been able to meet or exceed such standards to date, stricter standards in the future will require additional research and development expense and capital expenditures to both maintain compliance and continue to offer customers choices.

         The Company, Heatcraft Technologies Inc. (a subsidiary of Lennox International Inc.) and Copesub, Inc., (a subsidiary of Emerson Electric Co.) are partners in Alliance Compressors ("Alliance"), a joint venture which manufactures compressors for use in air conditioning and refrigeration equipment. The Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance develops, manufactures, markets and sells, primarily to Trane and Lennox, scroll compressors utilized mainly in residential central air conditioning applications. Alliance operates principally from a facility in Natchitoches, Louisiana.

         In 2000, Air Conditioning Systems and Services sold its Calorex water heating business for $68 million. Calorex was a non-core business that generated approximately $40 million in annual sales.

         At December 31, 2000, Trane had 31 manufacturing plants in 9 countries, employing approximately 27,000 people.

         In describing segment results beginning in 2000, the Company classifies its air conditioning operations as "Commercial" (commercial applied equipment and services and commercial unitary equipment and services) and "Residential" (residential unitary equipment and services). The Company believes this grouping is more meaningful because commercial applied and commercial unitary products are closely related in terms of markets, customers and distribution channels, whereas the residential market and distribution channel are distinctly different. Previously, the Company classified air conditioning operations as Applied or Unitary in describing its segment results.

COMMERCIAL SYSTEMS AND SERVICES

         Commercial Systems and Services ("Commercial Systems"), which accounted for 80% of Air Conditioning Systems and Services' 2000 sales, manufactures and distributes applied and commercial unitary air conditioning systems and parts throughout the world and provides related services. These products are for air conditioning applications in commercial, industrial and institutional buildings. Approximately 71% of Commercial Systems sales are in the U.S. and 29% in international markets. Other major suppliers of commercial systems are Carrier, York and McQuay.

         In the U.S., Commercial Systems markets its products, parts and services through 87 sales offices, 49 of which are company-owned and 38 of which are franchised. Commercial Systems is continuing the process of acquiring certain commercial sales and service offices, having acquired one office in 2000, five offices in 1999, six offices in 1998, seven in 1997 and three in 1996. In addition, a portion of commercial unitary products are sold through independent wholesale distributors and dealer sales offices. Outside the U.S., Commercial Systems also has an extensive network of sales and service agencies, both company-owned and franchised, to sell products and provide maintenance and service.

         Commercial Systems emphasizes becoming the total solution for its customers' needs, providing equipment, controls, service, parts and performance contracting. During the last four years, Commercial Systems continued to introduce new applied products, broadening its line of high-efficiency centrifugal chillers, introducing new water cooled series R chillers, expanding the air cooled series R chiller line and introducing a new absorption chiller, a new water source heat pump and a new line of low pressure air handlers. Sales of systems that automatically control a building's performance, including energy consumption and air quality, continue to grow as a percentage of total sales with new product introductions such as Tracer Summit and wireless thermostats. Indoor air quality has emerged as a significant application to be served by the Company's products and services. Systems capabilities, coupled with equipment, service and parts have allowed Trane to be active in the performance contracting business as a comfort systems solution provider.

         During the past five years Commercial Systems also successfully introduced several new commercial unitary products including: an ultra-high efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on indoor air quality enhancements and new capabilities for existing products. Early in 2001, Commercial Systems will introduce a new commercial unitary product named Precedent(TM) with capacities from 2 to 10 tons. Precedent provides improved indoor air quality and higher efficiency, is easier to configure, easier to install and less expensive to manufacture, having 20% fewer parts and being 30% smaller than the products it replaces.

RESIDENTIAL SYSTEMS AND SERVICES

         Residential Systems and Services ("Residential Systems"), which accounted for 20% of Air Conditioning Systems and Services' 2000 sales, manufactures and distributes products and provides related services for residential applications, primarily in North America. This group benefits significantly from the growth of the replacement market for residential unitary air conditioning systems in North America. Other major suppliers in the residential market are Carrier, York, Rheem, Lennox and Goodman Industries.

         Residential unitary products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, coils and related controls and accessories. These products are sold through independent wholesale distributors and Company-owned sales offices with over 340 stocking locations to dealers and contractors who sell and install the equipment. Residential Systems is also well positioned in the retail sales channel through arrangements with a major home improvement center and a major department store through which certain residential central heating and air conditioning systems are marketed.

         During the past few years, Residential Systems successfully introduced several new products including: a line of multi-stage cooling and heat pump units offering the industry's highest efficiencies; a unique line of outdoor condensing units for the AMERICAN STANDARD(R) brand; and an ultra-high efficiency gas furnace with variable speed airflow and gas combustion components. In the fourth quarter of 2001, Residential Systems expects to launch a major new residential split system cooling and heat pump product named Pinnacle(TM) that will compete in a market covering about 50% of the total residential air conditioning market in North America. Pinnacle, with capacities of one to five tons, has a very consumer-oriented design and is of higher quality and efficiency. It is also easier to install, safer to operate, utilizes environmentally preferable refrigerants and is lower cost to manufacture, requiring 60% fewer parts than the products it replaces.

INTERNATIONAL OPERATIONS

         Trane has a significant presence outside North America. In the Asia-Pacific region Trane has a manufacturing joint venture in China, operations in Malaysia and Taiwan, and a sales and manufacturing joint venture in Thailand. A Brazilian manufacturing plant and distribution operations were acquired in 1994. In Europe, the group operates plants in Epinal and Charmes, France, and in Colchester, U.K. A joint venture in Egypt commenced operations in 1992 to serve markets in the Middle East. Trane is also continuing to expand its international distribution network. In addition, as part of a cost improvement initiative, in 2000 the Company signed an agreement to outsource the manufacture of mini-split air conditioners. The company will market these units primarily in Asia and Latin America.

E-BUSINESS

         In 1999 Trane launched a segment-wide e-business initiative aimed at providing contractors, engineers, national accounts and other key customers access to Trane product and systems data necessary for them to select, purchase and service Trane products. This "extranet" initiative, called the Trane ComfortSite(TM), allows contractors in North America to access all pertinent information on residential and light commercial products and service parts so that they will be able to select, check availability, price, purchase and track delivery of these goods on-line, 24 hours a day, 7 days a week.

SERVICE PARTS INITIATIVES

         Trane recognizes the value of providing a convenient and reliable source of repair parts to service all products and systems it manufactures. In support of current and future Trane customers, a significant investment is being made to expand the number of locations and provide easy access to parts needed to maintain and repair all products that Trane manufactures and sells on a world-wide basis.

PLUMBING PRODUCTS SEGMENT

         Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R), PORCHER(R), JADO(R), ARMITAGE SHANKS(R) and DOLOMITE(R) names. In 2000, Plumbing Products, with revenues of $1,803 million, accounted for 24% of the Company's sales and 19% of its segment income. Plumbing Products derived 65% of its total 2000 sales from operations outside the United States.

         Plumbing Products' sales were 53% from chinaware fixtures, 26% from fittings (typically brass) and 8% from bathtubs, with the remainder consisting of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the U.S., a significant and growing number of products are sold through home improvement centers. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remainder.

         Plumbing Products operates through three primary geographic groups:
Americas, Europe, and Asia. Plumbing Products' fittings operations are organized as the Worldwide Fittings Group, with manufacturing facilities in Germany, the U.K., Bulgaria, the U.S., Mexico, Thailand, South Korea and China. Worldwide Fittings' sales and operating results are reported in the three primary geographic groups within which it operates.

         The Company sells products in Europe primarily under the brand names IDEAL STANDARD(R), JADO(R), ARMITAGE SHANKS(R), DOLOMITE(R)and PORCHER(R). It manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, the United Kingdom, Greece, the Czech Republic, Bulgaria and Egypt and distributes products in other European countries. In November 1995 the Company acquired Porcher S.A. ("Porcher"), a French manufacturer and distributor of plumbing products in which the Company previously had a minority ownership interest. The unprofitable distribution portion of Porcher was sold to a major French plumbing distributor in October 1998. This sale was part of a major restructuring program involving the closure of five plants in Europe and the shift of manufacturing capacity to lower-cost facilities in Bulgaria.

         In February 1999, the Company acquired for approximately $427 million the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems. The acquired business, which operates principally under the names ARMITAGE SHANKS(R) and CERAMICA DOLOMITE(R) ("Armitage/Dolomite"), had 1999 sales of $279 million (for 11 months from the acquisition date). Armitage/Dolomite has 3 major manufacturing facilities and 5 smaller facilities located in England and Italy. The primary markets for its products are in England, Italy, Ireland and Germany. Management believes that Armitage/Dolomite products complement the Company's current product lines and strengthen its competitive position in Europe. The acquisition has been accounted for as a purchase. After allocating the purchase price to the value of the assets acquired and liabilities assumed, goodwill of $300 million was recorded.

         In Asia the Company manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly-owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand, the Philippines and Vietnam. The group also operates in China through a majority-owned joint venture which has ownership interests in six joint ventures and one wholly-owned subsidiary. See - "Globalization".

         Plumbing Products' Americas Group manufactures bathroom and kitchen fixtures and fittings selling under the brand names AMERICAN STANDARD(R), STANDARD(R), PORCHER(R) and JADO(R) in the U.S. and under the brand names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly owned operations in Mexico, Canada and Brazil and its joint ventures in Central America and the Dominican Republic.

         The Company's plumbing products are sold in the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the Company's European and U.S. sales but only about 40% of the sales in Asia, where new construction is more important. In the U.S. and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. With the exception of the U.K., the new construction market in Europe has been weak since 1994. In the U.S. the new construction market evidenced strong growth in the mid and late 1990's and the first half of 2000 before declining in the second half. The new construction market, in which builders or contractors make product selection, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market, consumers make model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Through expansion of manufacturing in low-cost locations, Plumbing Products has become more competitive, enabling it to increase sales of products in the lower and middle segments of both the remodeling and new construction markets.

         Plumbing Products is also continuing programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

         In the U.S., Plumbing Products are marketed through both the wholesale and retail channels. The growing retail home center industry market channel has become a significant part of U.S. sales and is expected to continue to grow in the future, despite the economic slowdown in the latter part of 2000.

         In an effort to capture a larger share of the replacement and remodeling market, Plumbing Products has introduced a variety of new products designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites from internationally known designers and electronically controlled products. Faucet technology is centered on anti-leak, anti-scald and other features to meet emerging consumer and legislative requirements. Plumbing Products recently introduced a faucet (ClearTap(TM)) with an under-the-counter filtering system which delivers clear, safe water directly from the tap.

         Many of the Company's bathtubs sold in the U.S. are made from a proprietary porcelain on metal composite, AMERICAST(R). Products made with AMERICAST(R) have the durability of cast iron with only one-half the weight and are characterized by greater resistance to breaking and chipping. AMERICAST(R) products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite has been extended to kitchen sinks, bathroom lavatories and acrylic surfaced products.

         As of December 31, 2000, Plumbing Products employed approximately 27,000 people and, including affiliated companies, had 60 manufacturing plants in 23 countries.

         In the U.S., Plumbing Products has several important competitors, including Kohler and, in selected product lines, Masco. There are also important competitors in foreign markets, for the most part operating nationally. Friederich Grohe, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe, Sanitec and Roca are the major fixtures competitors and, in Asia, Toto is the major competitor. Plumbing Products competes in most of its markets on the basis of service to customers, product quality and design, reliability and price.


VEHICLE CONTROL SYSTEMS SEGMENT

         Operating under the WABCO(R) name, Vehicle Control Systems designs, manufactures and sells brake and control systems primarily for the worldwide commercial vehicle industry. WABCO's largest selling products are pneumatic braking control systems and related electronic controls (ABS and EBS) and conventional components for tractors, buses, trailers and utility vehicles. In 2000 WABCO, with sales of $1,069 million, accounted for 14% of the Company's sales and 18% of its total segment income. The Company believes that WABCO is the worldwide technology leader for braking, suspension and transmission controls for commercial vehicles. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other control systems sold to the commercial vehicle industry. In 1998 WABCO began supplying electronic controls to the luxury car market.

         WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's largest customers are DaimlerChrysler (Mercedes and Freightliner), Volvo, Iveco
(Fiat), Scania, RVI (Renault), Paccar, Hino, Nissan and Rover. WABCO's principal competitor is a joint venture between Knorr and Honeywell. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

         In the U.S., WABCO markets ABS, EBS and other vehicle control products through its 50%-owned joint venture with Meritor Automotive Inc. (Meritor WABCO). Meritor WABCO, which supplies the North American truck manufacturing market, grew significantly from 1997 through 1999, in part because of regulations mandating antilock braking systems on commercial vehicles. Although truck production in North America declined significantly in 2000, Meritor WABCO continued to expand its customer base and range of products sold to major truck manufacturers.

         The European market for new trucks, buses, trailers, and replacement parts improved 5% in 2000 after declining slightly in 1999. In 1998 and 1997 markets had improved from a lower level in 1996. The Brazilian market improved sharply in 2000 after having declined in 1999 and 1998. The North American market declined significantly in 2000 following very significant increases in 1998 and 1999.

         WABCO has developed an advanced electronic braking system, stability control systems, electronically controlled air suspension systems, and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. During 1997 a major European truck manufacturer introduced its new heavy-duty truck line which incorporated a significant number of WABCO products, including EBS. In 1998 WABCO entered the passenger car market with an advanced, electronically controlled air suspension system - "Air Glide" now featured by the two leading German luxury car manufacturers. WABCO is now expanding the Air Glide system family to SUV and mid-range truck applications and to North America. WABCO recently introduced electronic controls for automated transmissions in heavy vehicles, a product that the Company believes will be very important in the industry. Other new products under development include further advancements in electronic braking, stability and safety controls, as well as driveline control and suspension control systems.

         Vehicle Control Systems, headquartered in Europe, has manufacturing subsidiaries in Brazil and Poland and a joint venture in China. In the United States the Meritor WABCO joint venture grew rapidly from 1997 through 1999 as federal regulations mandating ABS were fully phased in as of March 1999. However, in 2000, the North American truck manufacturing market declined significantly. The Company also has a majority-owned joint venture in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1997 to produce air compressors designed by WABCO), and another joint venture in Japan. In March 1999, WABCO acquired the heavy vehicle business of Mando Machinery Corporation in South Korea.

         At December 31, 2000, WABCO and affiliated companies employed approximately 6,700 people and had 12 manufacturing facilities and 13 sales organizations operating in 22 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, Poland, the Netherlands and Brazil. WABCO has joint ventures in the United States (Meritor WABCO and WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (WABCO Japan), in India with TVS Group (Sundaram Clayton Ltd.) and in China.

DISCONTINUED OPERATIONS

         In the fourth quarter of 2000, the company completed the sale of the Medical Systems segment pursuant to a plan approved by the Company's Board of Directors in the fourth quarter of 1999. The 1999 loss from discontinued operations of $126 million consists of a loss from operations of $14 million, net of tax benefit and a loss on disposition of $112 million, net of tax benefit. Operating results, net assets and cash flows of the discontinued Medical Systems segment have been reported separately from continuing operations in the Consolidated Financial Statements which appear in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference in Item 8 of Part II of this report.

BUSINESS SEGMENT DATA

         Information concerning revenues and segment profit attributable to each of the Company's business segments and geographic areas is set forth in the Company's 2000 Annual Report to Stockholders on page 14, "Five-Year Financial Summary", under the caption "Segment Data", on pages 15 through 26 under the caption entitled "Management's Discussion and Analysis", and on page 53 in Note 15 of Notes to Consolidated Financial Statements which are incorporated herein by reference. Information concerning identifiable assets of each of the Company's business segments is set forth on page 53 of the Company's 2000 Annual Report to Stockholders in Note 15 of notes to Consolidated Financial Statements, which is incorporated herein by reference.

GENERAL

RAW MATERIALS

         The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and natural gas. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to operations. The Company has integrated most of its important suppliers into the Demand Flow manufacturing process by developing with them just-in-time supply delivery schedules to coordinate with the Company's customer demand and delivery schedules. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages. Also see "Materials Management" on page 5 herein.

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

                           BUSINESS SEGMENT                    TRADEMARK
                           ----------------                    ---------
                Air Conditioning Systems and Services          TRANE(R)
                                                               AMERICAN STANDARD(R)

                Plumbing Products                              AMERICAN STANDARD(R)
                                                               IDEAL STANDARD(R)
                                                               STANDARD(R)
                                                               PORCHER(R)
                                                               JADO(R)
                                                               ARMITAGE SHANKS(R)
                                                               DOLOMITE(R)

                Vehicle Control Systems                        WABCO(R)

         The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company made expenditures of $176 million in 2000, $156 million in 1999 and $143 million in 1998 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $126 million in 2000, $103 million in 1999 and $97 million in 1998 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Systems and Services' research and development expenditures were primarily related to alternative refrigerants with less impact on the environment, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

REGULATIONS AND ENVIRONMENTAL MATTERS

         The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including 24 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 2000, 1999 and 1998 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

         The Company derived significant revenues in past years from sales of Air Conditioning Systems and Services using chlorofluorocarbons ("CFCs"), and in 2000 and prior years from sales of products using hydrochloroflurocarbons ("HCFCs"). Use of CFCs, HCFCs and other ozone-depleting chemicals is to be phased out over various periods of time under regulations that will require use of substitute permitted refrigerants. Also, utilization of new refrigerants will require replacement or modification of much existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs is converted to operate on environmentally preferred refrigerants or replaced, although such conversion or replacement is expected to occur only over a period of years, and the Company is unable to estimate the magnitude or timing of such additional conversion or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company's products will be compatible with those substitutes. Although the Company believes that its commercial, residential and light commercial products may require modification for refrigerant substitutes, the costs of introducing alternative refrigerants are not expected to have a material adverse impact on the Company.

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

EMPLOYEES

         The Company employed approximately 61,000 people as of December 31, 2000 (excluding employees of unconsolidated joint venture companies). The Company has a total of 17 labor union contracts in North America (covering approximately 13,300 employees), nine of which expire in 2001 (covering approximately 7,000 employees), four of which expire in 2002 (covering approximately 3,600 employees) and two of which expire in 2003 (covering approximately 2,200 employees). One of the contracts expiring in 2001 has been renegotiated. There can be no assurance that the Company will successfully negotiate the remaining labor contracts expiring during 2001 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect its results of operations.

         In February 2001, 1,200 Air Conditioning Systems and services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In January 1999, 1,900 Air Conditioning Systems and Services employees went on strike for 22 days at the Clarksville, Tennessee, manufacturing plant. In February 1998 1,100 Air Conditioning Systems and Services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In 1997, 150 employees went on strike for 77 days at the Rushville, Indiana, air conditioning plant. Other than these strikes, the Company has not experienced any significant work stoppages in North America in the last five years.

         The Company also has a total of 40 labor contracts outside North America (covering approximately 18,000 employees). In December 2000, there was a twenty-day work stoppage at the chinaware manufacturing plant of the Indonesia Plumbing Products subsidiary, involving 950 employees. In early 1996 there was a 5-week work stoppage at the two chinaware manufacturing plants of the Philippines plumbing products subsidiary, involving 700 employees, where the Company combined the two facilities. Other than the Indonesian and Philippines work stoppages, the Company has not experienced any significant work stoppage in the last five years outside North America.

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

INTERNATIONAL OPERATIONS

         The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, the Czech Republic, Bulgaria, Poland, Canada, Brazil, Mexico, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the equity interest in the venture.

         Because the Company has manufacturing operations in 27 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly offset by the denomination in foreign currencies of a portion of the Company's borrowings.

ITEM 2. PROPERTIES

         As of December 31, 2000, the Company conducts its manufacturing activities through 103 plants in 27 countries of which the principal facilities are:

    Business Segment          Location Location           Major Products Manufactured at Location
    ----------------          -----------------           ---------------------------------------
    Air Conditioning          Clarksville, TN             Commercial unitary air conditioning
      Systems and Services    Fort Smith, AK              Commercial unitary air conditioning
                              La Crosse, WI               Applied air conditioning systems
                              Lexington, KY               Air handling products
                              Macon, GA                   Commercial air conditioning systems
                              Pueblo, CO                  Applied air conditioning systems
                              Rushville, IN               Air handling products
                              Trenton, NJ                 Residential gas furnaces and air handlers
                              Tyler, TX                   Residential air conditioning
                              Waco, TX                    Water source heat pumps and air handlers
                              Charmes, France             Applied air conditioning systems
                              Epinal, France              Unitary air conditioning systems
                              Taicang, China              Applied and Unitary air conditioning systems
                              Taipei, Taiwan              Unitary air conditioning systems
                              Sao Paulo, Brazil           Unitary air conditioning systems

    Plumbing Products         Salem, OH                   Enameled-steel fixtures and acrylic bathtubs
                              Tiffin, OH                  Vitreous china
                              Trenton, NJ                 Vitreous china
                              Toronto, Canada             Enameled-steel fixtures
                              Sevlievo, Bulgaria          Vitreous china and brass plumbing fittings
                              Teplice, Czech Republic     Vitreous china
                              Hull, England               Vitreous china and acrylic bathtubs
                              Middlewich, England         Vitreous china
                              Rugeley, England            Vitreous china and acrylic bathtubs
                              Wolverhampton, England      Brass plumbing fittings
                              Dole, France                Vitreous china
                              Revin, France               Vitreous china and bathtubs
                              Wittlich, Germany           Brass plumbing fittings
                              West Java, Indonesia        Vitreous china
                              Orcenico, Italy             Vitreous china
                              Brescia, Italy              Vitreous china
                              Trichiana, Italy            Vitreous china
                              Aguascalientes, Mexico      Vitreous china
                              Mexico City, Mexico         Vitreous china
                              Monterrey, Mexico           Brass plumbing fittings
                              Tlaxcala, Mexico            Vitreous China
                              Manila, Philippines         Vitreous china
                              Seoul, South Korea          Brass plumbing fittings
                              Bangkok, Thailand           Vitreous china
                              Tianjin, China              Vitreous china
                              Beijing, China              Enameled steel fixtures
                              Shanghai, China             Vitreous china and brass plumbing fittings
                              Guangdong Province, China   Vitreous china, plumbing fittings and bathtubs
                                                          enameled steel fixtures

    Braking and Control       Campinas, Brazil            Vehicle Control Systems
      Systems                 Leeds, England              Vehicle Control Systems
                              Claye-Souilly, France       Vehicle Control Systems
                              Hanover, Germany            Vehicle Control Systems
                              Mannheim, Germany           Foundation brakes
                              Wroclaw, Poland             Vehicle Control Systems

         Except for the property located in Manila, Philippines which is leased, all of the plants described above are owned by the Company or a subsidiary. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

         In 2000 all Air Conditioning Systems and Services' plants operated near capacity or moderately below capacity.

         In 2000 Plumbing Products' plants worldwide operated at levels of utilization which varied from country to country, but overall were satisfactory.

         Vehicle Control Systems' plants generally operated at good utilization levels in 2000.

ITEM 3.  LEGAL PROCEEDINGS

         In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million in respect of claims of wrongful termination of a distributorship agreement. The Company appealed the verdict to the United States Court of Appeals for the Tenth Circuit. The Company believes material errors were made at the trial level and that the captioned matter was wrongly decided.

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

         The Company recorded a loss contingency in 1998 in the amount of the deposits related to the first and second assessments, related trade taxes and accrued interest thereon, which amount represents the amount for which the Company would have been and is still willing to settle the issue related to the second assessment. Based on the opinion of the Company's external German legal counsel referred to above, the Company intends to vigorously contest and to litigate these disputed German tax matters, and no additional contingency with respect to such matters has been recorded. The Company believes that it has adequately provided for all other German tax issues raised on audit.

         With respect to the 1991-1994 audit period, the Company engaged in significant transactions similar to those that gave rise to the assessments in the prior audit period and, with respect to a matter related to the intercompany instrument at issue in connection with the first assessment, the German tax auditors have proposed an adjustment of approximately $40 million. In addition, because the German tax authorities assessed additional taxes for the 1984-1990 audit period they might, after completing their audit of the later period, propose further adjustments for the 1991-1994 audit period related to the subject matter of the second assessment that might be as much as fifty percent higher than the amount of the assessments in the first audit period. Although the Company is unable to predict when the audit of its German tax returns for the 1991-1994 period will be complete or the amount of any additional taxes that may be assessed, the Company believes the audit may be completed prior to the end of 2001.

         If all matters currently under review by the German tax authorities were made the subject of assessments and either no orders staying the payment of such amounts following assessment or during the pendency of our appeal were granted or the Company was finally determined to owe the full amount of all such taxes, the Company could be required to pay all assessed amounts plus accrued interest thereon. The total amount of any payments made with respect to the tax matters described above, and the timing thereof, could have a material adverse effect on the Company's cash flow and/or results of operation. See Note 8 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders incorporated by reference herein (see Item 14(a) of Part IV hereof).

         For a discussion of environmental issues see "Item 1. Business - General - Regulations and Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of March 1, 2001 with respect to each person who is an executive officer of the Company:

         NAME                     AGE                              POSITION WITH COMPANY
         ----                     ---                              ---------------------
 Frederic M. Poses                58     Chairman and Chief Executive Officer, and Director
 Lawrence B. Costello             53     Senior Vice President, Human Resources
 G. Peter D'Aloia                 56     Senior Vice President and Chief Financial Officer
 W.  Craig Kissel                 49     Senior Vice President, Vehicle Control Systems
 Marc R. Olivie                   47     Senior Vice President, Plumbing Products
 J. Paul McGrath                  60     Senior Vice President, General Counsel and Secretary
 James H. Schultz                 52     Senior Vice President, Air Conditioning Systems and Services,
                                            Worldwide Commercial Systems
 Gary A. Brogoch                  50     Vice President and Group Executive, Plumbing Products, Asia Pacific
 Wilfried Delker                  60     Vice President and Group Executive, Plumbing Products, Worldwide Fittings
 Alberto Loreti                   59     Vice President and Group Executive, Plumbing Products, Europe
 R. Scott Massengill              38     Vice President and Treasurer
 David R. Pannier                 50     Vice President and Group Executive, Air Conditioning Systems and Services,
                                            North American Unitary Products
 G. Ronald Simon                  59     Vice President and Controller

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

         Set forth below is the principal occupation of each of the executive officers named above during the past five years.

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

         Mr. Costello joined the Company as Senior Vice President, Human Resources, effective June 1, 2000. From April 1994 until that date, he served in various capacities at Campbell Soup Company, including as Vice President, Global Human Resources.

         Mr. D'Aloia was elected Senior Vice President and Chief Financial Officer effective February 1, 2000. Prior to that he was employed by Allied Signal, Inc., most recently serving as Vice President - Business Development. He spent 27 years with AlliedSignal, Inc. in diverse management positions, including Vice President - Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials Sector.

         Mr. Kissel was elected Senior Vice President, Vehicle Control Systems in January 1998. Prior thereto he was Vice President of Air Conditioning Systems and Services' Unitary Products Group since January 1992, becoming Group Executive in March 1994.

         Mr. Olivie was elected Senior Vice President of the Company on March 1, 2001, to serve as President of its Global Plumbing Products Sector, effective May 1, 2001. He had been President and Chief Executive Officer of Armstrong Floor Products, the largest business of Armstrong Holdings Inc. He joined that company as President of its Worldwide Building Products Operations in 1996 and prior thereto, worked for Sara Lee Corporation where he was President of its European sportswear business.

         Mr. McGrath joined the Company as Senior Vice President, General Counsel and Secretary, effective January 17, 2000. From 1996 until that date, he served as Senior Vice President, General Counsel and Secretary of FMC Corporation and prior to that, was Vice President and General Counsel of AlliedSignal's Engineered Materials business.

         Mr. Schultz was elected Senior Vice President, Trane Commercial Systems in October 2000 and previously served as Vice President and Group Executive, Worldwide Applied Systems, Air Conditioning Systems and Services since January 1998. Prior thereto he served as Group Executive, North American Commercial Group of Air Conditioning Systems and Services, since 1987.

         Mr. Brogoch was elected Vice President in December 1994, and has served as Group Executive of the Asia-Pacific Plumbing Group since the consolidation of the Asia and China Plumbing Groups in February 1997. Prior thereto he was Group executive of the China Plumbing Group from December 1994 until February 1997.

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

         Mr. Massengill joined the Company effective April 1, 2001, as Vice President and Treasurer. He was Assistant Treasurer of Bristol-Myers Squibb Company from 1999 to March 2001 and prior thereto, he spent four years from 1996 to 1999 with Allied Signal Inc. in various financial management positions.

         Mr. Pannier was elected Vice President and Group Executive, North American Unitary Products Group in January 1998. He served as Coach of Unitary Products Group Marketing and Sales from July 1995 until December 1997, and prior thereto as Vice President, Residential Marketing from November 1991 until July 1995.

         Mr. Simon was elected Vice President and Controller in January 1992.

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

         The number of holders of the common stock of the Company as of March 12, 2001, was approximately 36,000.

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

         Set forth below are the high and low sales prices for shares of the Company's common stock for each quarterly period in 1999 and 2000.

                        1999:                     High             Low
                        -----                     ----             ---
                   First quarter                $  35-3/4        $ 31-3/8
                   Second quarter               $ 49-7/16        $ 34-5/8
                   Third quarter                $  49-1/4        $ 38-3/8
                   Fourth quarter               $      46        $ 33-3/8

                        2000:
                        -----

                   First quarter                $45-13/16        $34-5/16
                   Second quarter               $45-15/16        $ 37-1/2
                   Third quarter                $  49-3/4        $     41
                   Fourth quarter               $  49-1/2        $ 38-1/2

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------

                                            2000               1999               1998               1997               1996
                                            ----               ----               ----               ----               ----
STATEMENT OF OPERATIONS DATA:
Sales                                   $      7,598       $      7,190       $      6,556       $      5,958       $      5,805
                                        ============       ============       ============       ============       ============

Segment income                          $        840       $        751       $        658       $        632       $        605
Equity in net income of
   unconsolidated joint ventures                  30                 37                 27                 12                  3
Gain on sale of water heater
   business (a)                                   57
Restructuring and asset
   impairment charges (b)                        (70)               (15)              (197)                --               (235)
Interest expense                                (199)              (188)              (188)              (192)              (198)
Corporate expenses                              (149)              (134)              (110)              (105)              (104)
                                        ------------       ------------       ------------       ------------       ------------
Income from continuing
   operations before income taxes
   and extraordinary item                        509                451                190                347                 71
Income taxes                                    (194)              (187)              (141)              (124)              (105)
                                        ------------       ------------       ------------       ------------       ------------
Income (loss) from continuing
   operations before extraordinary
   item (c)                             $        315       $        264       $         49       $        223       $        (34)
                                        ============       ============       ============       ============       ============

Per Common Share:
   Income (loss) from continuing
   operations before extraordinary
   item:
         Basic                          $       4.49       $       3.74       $        .68       $       3.03       $       (.44)
                                        ============       ============       ============       ============       ============
         Diluted                        $       4.36       $       3.63       $        .66       $       2.93       $       (.44)
                                        ============       ============       ============       ============       ============

Average number of outstanding
   common shares:
         Basic                            70,123,285         70,524,145         71,729,541         73,801,220         77,986,511
         Diluted                          72,197,672         72,666,406         73,672,018         76,167,486         77,986,511

BALANCE SHEET DATA (at end of
   Period):
   Total assets                         $      4,745       $      4,686       $      4,107       $      3,718       $      3,520
   Total debt                                  2,458              2,643              2,428              2,300              1,923
   Stockholders' deficit                        (393)              (497)              (701)              (610)              (380)

(a) In 2000, the Company sold its Calorex water heater business for a gain of $57 million ($52 million net of taxes, or $.72 per diluted share).

(b) In 2000, the company recorded restructuring and asset impairment charges of $70 million ($51 million, net of tax benefits, or $.71 per diluted share). These charges consisted of $48 million for Air Conditioning Systems and Services, $12 million for Plumbing Products and $15 million for Vehicle Control Systems, partly offset by a $5 million reduction of charges taken in prior years. In 1999, the Company recorded restructuring and asset impairment charges of $15 million ($9 million, net of tax benefits, or $.13 per diluted share). The 1999 charges consisted of restructuring charges of $30 million principally for Vehicle Control Systems and a $13 million impairment charge relating to a minority equity interest in a non-core business, partly offset by a reduction of charges taken in 1998 to restructure North American Plumbing Products operations. In 1998, the Company recorded restructuring and asset impairment charges of $197 million ($183 million, net of tax benefits, or $2.49 per diluted share), including $185 million for Plumbing Products, $7 million for Air Conditioning Systems and Services and $5 million for Vehicle Control Systems. In 1996, upon the adoption of a new accounting standard on impairment of assets, the Company incurred a non-cash charge of $235 million, or $2.95 per diluted share.

(c) Retirements of debt in connection with debt refinancing in 1998 and 1997 resulted in extraordinary charges of $50 million (net of taxes of $7 million) and $24 million (net of taxes of $6 million), respectively. These charges included call premiums and the write-off of deferred debt issuance costs (see Note 11 of Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Stockholders and incorporated herein by reference).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of the financial condition and results of operations of the Company is set forth on pages 15 through 26 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are set forth in the Company's 2000 Annual Report to Stockholders on pages 25 and 26 under the caption "Market Risk" and on page 51 in Note 13 to the financial statements and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference from the Company's 2000 Annual Report to Stockholders are the financial statements and related information listed in the Index to Financial Statements and Financial Statement Schedules on page 26 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement dated April 2, 2001: under the headings: "Stock Ownership" and "Item 1. Election of Directors", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

         For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

         None of the Company's directors or officers has any family relationship with any other director or officer. ("Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.)

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation and related matters is set forth in the Company's definitive Proxy Statement dated April 2, 2001 as follows: under the section entitled "Directors' Fees and Other Arrangements" on pages 5 and 6 thereof, under the heading entitled "Executive Compensation" on pages 9 through 13 thereof, under the heading entitled "Compensation Committee Interlocks and Insider Participation" on page 18 and under the heading entitled "Certain Relationships and Related Party Transactions" on page 18 thereof, and is incorporated herein by reference except for the sections entitled "Management Development and Nominating Committee Report on Compensation of Executive Officers of the Company" and "Performance Graph" appearing on pages 15 through 18 except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning shares of common stock of the Company beneficially owned by management and others is set forth under the heading entitled "Stock Ownership" on pages 2 and 3 in the Company's definitive Proxy Statement dated April 2, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement dated April 2, 2001 under the section entitled "Certain Relationships and Related Party Transactions", except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial statements and financial statement schedules

              The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 26 hereof incorporated herein by reference.

    3.   Exhibits

              The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

              During the quarter ended December 31, 2000, the company filed no Current Reports on Form 8-K.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                           2000
                                                                       ANNUAL REPORT
                                                                            TO
                                                                       STOCKHOLDERS
                                                                          (PAGES)
                                                                          -------
1.  Financial Statements (incorporated by reference from
      the Company's 2000 Annual Report to Stockholders)

    Consolidated Balance Sheet at
             December 31, 2000, and 1999                                      30
    Years ended December 31, 2000, 1999, and 1998:
             Consolidated Statement of Operations                             29
             Consolidated Statement of Cash Flows                             32
             Consolidated Statement of Stockholders' Deficit                  34
    Notes to Financial Statements                                          35-61

    Segment Data                                                          14, 53
    Quarterly Data (Unaudited)                                            62, 63

    Report of Independent Auditors                                            28

                                                                         FORM 10-K
                                                                          (PAGES)
                                                                          -------
2.  Report of Independent Auditors                                            34

    Financial statement schedules, years ended
      December 31, 2000, 1999, and 1998

     I       Condensed Financial Information of Registrant                 35-38
    II       Valuation and Qualifying Accounts                                39

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

(3)      (i)      Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

         (ii) Amended and Restated By-laws of Holding, previously filed as Exhibit (3)(ii) in Holding's Form 10 - K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

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

         (iv) First Supplemental Indenture, dated as of February 1, 2000 among the Company, Holding and Wilmington Trust Company, as Trustee, previously filed as Exhibit (4)(iv) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

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

         (viii) Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company's 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

         (ix) Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7-3/8% Senior Notes due 2005; previously filed as Exhibit 4.2 in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

         (x) Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due; previously filed as Exhibit (4)(x) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

         (xi) Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009; previously filed as Exhibit (4)(xi) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

         (xii) Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006, previously filed as Exhibit (4)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

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

         (xvii) Fourth Amendment dated as of December 22, 1998 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4 in Holding's Form 8-K dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.

         (xviii) Fifth Amendment dated as of November 30, 1999 to the Amended and Restated Credit Agreement dated as of January 31, 1997 among Holding, the Company, certain subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit (4)(xviii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

         (xix) Form of Sixth Amendment dated as of September 25, 2000 to the Amended and Restated Credit Agreement dated as of January 31,1997 among Holding, the Company, certain subsidiaries of Holding, the financial institutions party thereto and the Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit (4)(i) in Holding's Form 10-Q for the quarter ended September 30, 2000, and herein incorporated by reference.

         (xx) Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit
                  (4) (xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

(10)*    (i)      Employment Agreement of Frederic M. Poses, previously filed as
                  Exhibit (10) to Holding's Form 10-Q for the third quarter ended September 30, 1999, and herein incorporated by reference.

         (ii) Amendment of Employment Agreement of Frederic M. Poses referred to in Exhibit (10) (I) above, previously filed as Exhibit (10)(xix) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

         (iii)    Employment Agreement of J. Paul McGrath, filed herewith.

         (iv)     Employment Agreement of G. Peter D'Aloia, filed herewith.

         (v) The American Standard Companies Inc. Employee Stock Purchase Plan; previously filed as Exhibit (10)(i) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

         (vi) American Standard Companies Inc. Long-Term Incentive Compensation Plan, as amended and restated as of May 4, 2000; filed herewith.

--------------

* Items in this section 10 constitute management contracts or compensatory plans or arrangements with the exception of (10) (xviii), (xix) and (xx).

         (vii) Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as amended and restated in its entirety as of May 4, 2000; filed herewith.

         (viii) American Standard Inc. Annual Incentive Plan, as amended and restated as of May 4, 2000; filed herewith.

         (ix) American Standard Inc. Executive Supplemental Retirement Benefit Program, restated to include all amendments through May 4, 2000; filed herewith.

         (x) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through December 4, 1997; incorporated herein by reference to Exhibit (10) (v) to the Company's Form 10-K for the fiscal year ended December 31, 1997.

         (xi) Trust Agreement for the American Standard Inc. Supplemental Compensation Plan for Outside Directors, dated March 7, 1996; incorporated herein by reference to Exhibit (10) (vi) to the Company's Form 10-K for the fiscal year ended December 31, 1997.

         (xii) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated as of May 4, 2000; filed herewith.

         (xiii) Summary of terms of Unfunded Deferred Compensation Plan adopted December 2, 1993; previously filed as Exhibit (10) (xviii) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and herein incorporated by reference.

         (xiv) American Standard Companies Inc. Stock Incentive Plan, as amended through December 7, 2000, filed herewith.

         (xv)     Addendum to Stock Incentive Plan referred to in Exhibit (10)
                  (xiv) above to comply with local regulations in the United Kingdom with respect to options granted in that country, previously filed as Exhibit (10)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

         (xvi)    Addendum to Stock Incentive Plan referred to in Exhibit (10)
                  (xiv) above to comply with local regulations in France with respect to options granted in that country, previously filed as Exhibit (10)(xiii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

         (xvii)   Form of Indemnification Agreement; previously filed as Exhibit
                  (10) (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

         (xviii) Stock Disposition Agreement, dated as of December 16, 1996, among Holding, Kelso & Company, L. P. and Kelso ASI Partners,
                  L. P.; previously filed as Exhibit (10) (i) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

         (xix) Form of Warrant Agreement between Holding and Citibank, N. A. as Warrant Agent, included as Annex A to the Stock Disposition Agreement described in (10) (xviii) above; previously filed as Exhibit (10) (ii) to Registration Statement No. 333-18015, filed December 17, 1996, and herein incorporated by reference.

         (xx) Share Purchase Agreement dated February 2,1999 among Blue Circle Industries PLC; Blue Circle Bathrooms Limited; Blue Circle Home Products BV; Blue Circle Home Products Beteiligungs-GmbH and Ideal Standard Limited; Ideal Standard S.r.l.; WABCO Standard GmbH and U.S. Plumbing Products Inc.; Ideal Standard IBV Limited; WABCO Standard Export Inc.; previously filed as Exhibit 2 in Holding's Form 8-K, dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.

(12)              Ratio of Earnings to Fixed Charges.

(13) 2000 Annual Report to Stockholders. Only those portions specifically incorporated by reference are filed; no other portions of the Annual Report to Stockholders are to be deemed filed.

(21)              Listing of Holding's subsidiaries.

(23)              Consent of Ernst & Young LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN STANDARD COMPANIES INC.

                                   By: /s/FREDERIC M. POSES
                                       --------------------------------
                                         (Frederic M. Poses)
                                   CHAIRMAN AND CHIEF EXECUTIVE OFFICER


March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

         /s/  FREDERIC M. POSES
         -------------------------
         (Frederic M. Poses)                        Chairman and Chief Executive Officer;
                                                    Director
                                                    (Principal Executive Officer)

         /s/ G. PETER D'ALOIA
         -------------------------
         (G.  Peter D'Aloia)                        Senior Vice President and Chief Financial Officer
                                                    (Principal Financial Officer)

         /s/  G.  RONALD SIMON
         -------------------------
         (G.  Ronald Simon)                         Vice President and Controller
                                                    (Principal Accounting Officer)

         /s/       *
         -------------------------
         (Steven E. Anderson)                       Director

         /s/       *
         -------------------------
         (Jared L. Cohon)                           Director

         /s/       *
         -------------------------
         (Edward E. Hagenlocker)                    Director


         /s/       *
         -------------------------
         (James F. Hardymon)                        Director

         /s/       *
         -------------------------
         (Roger W. Parsons)                         Director

         /s/       *
         -------------------------
         (J.  Danforth Quayle)                      Director

         /s/       *
         -------------------------
         (David M. Roderick)                        Director

         *By /s/ J. PAUL MCGRATH
         -------------------------
                 J. Paul McGrath
                 Attorney-in-fact

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. This report on Form 10-K includes important information as to risk factors in the "Notes to Consolidated Financial Statements" under the headings "Restructuring and Asset Impairment Charges", Commitments and Contingencies" and "Financial Instruments" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings, "Other Financial Summary Items", "Liquidity and Capital Resources" and "Market Risks." This Report on Form 10-K for 2000 also includes important information as to risk factors in the "Business" and "Legal Proceedings" sections. Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Systems and Services' and Plumbing Products' markets and the level of truck and bus production in the Company's Vehicle Control Systems markets; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company's markets; pricing changes to the Company's supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products and the inability to obtain regulatory approvals for one or more of the Company's potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company's German legal counsel or that may affect the Company's expected effective tax rate for 2001; and transactions or other events affecting the need for, timing and extent of the Company's capital expenditures.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /S/ ERNST & YOUNG LLP

New York, New York
February 14, 2001

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF OPERATIONS (PARENT COMPANY SEPARATELY)
                              (DOLLARS IN MILLIONS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         2000           1999           1998
                                                                         ----           ----           ----
              Equity in net income (loss) of subsidiaries              $ 315.2        $ 138.3        $ (16.3)
                                                                       -------        -------        --------

              Net income (loss)                                        $ 315.2        $ 138.3        $ (16.3)
                                                                       =======        =======        ========




                       SEE NOTES TO FINANCIAL STATEMENTS.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                            REGISTRANT - (CONTINUED)

                    BALANCE SHEET (PARENT COMPANY SEPARATELY)
                              (DOLLARS IN MILLIONS)

                                                                                 DECEMBER 31,
                                                                                 ------------

                                ASSETS

                                                                              2000          1999
                                                                            -------       -------
             Cash                                                           $    .1       $    --
             Accounts receivable                                                1.2            --
             Investment in subsidiaries                                       100.1        (145.2)
                                                                            -------       -------
                 Total assets                                               $ 101.4       $(145.2)
                                                                            =======       =======

                              LIABILITIES

             Loans payable to subsidiaries                                  $ 494.3       $ 351.3

                         STOCKHOLDERS' DEFICIT

             Common stock, $.01 par value, 200,000,000 shares
                 authorized: issued and outstanding, 69,532,574 shares
                 in 2000; 70,742,538 shares in 1999
                                                                                 .7            .7
             Capital surplus                                                  617.8         595.1
             Unearned compensation                                             (8.0)           --
             Treasury stock                                                  (453.4)       (363.3)
             Accumulated deficit                                             (238.0)       (553.3)
             Foreign currency translation effects                            (312.0)       (175.7)
                                                                            -------       -------

                 Total stockholders' deficit                                 (392.9)       (496.5)
                                                                            -------       -------
                                                                            $ 101.4       $(145.2)
                                                                            =======       =======

                       SEE NOTES TO FINANCIAL STATEMENTS.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               STATEMENT OF CASH FLOWS (PARENT COMPANY SEPARATELY)
                              (DOLLARS IN MILLIONS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         2000          1999          1998
                                                                         ----          ----          ----
                Cash flows from operating activities:
                    Net income (loss)                                  $ 315.2       $ 138.3       $ (16.3)
                    Adjustments to reconcile net income (loss)
                       to net cash provided by operating
                      Activities
                        Equity in net loss (income) of subsidiary       (315.2)       (138.3)         16.3
                                                                       -------       -------       -------
                Net cash flow from operating activities                     --            --            --
                                                                       -------       -------       -------
                Cash provided (used) by investing
                      activities:
                    Investment in subsidiary                             (17.1)         (8.1)         (4.9)
                                                                       -------       -------       -------
                Net cash provided (used) by investing
                    Activities                                           (17.1)         (8.1)         (4.9)
                                                                       -------       -------       -------
                Cash provided (used) by financing activities:
                    Purchases of treasury stock                         (147.5)         (4.2)        (83.7)
                    Issuance of common stock                              21.7          17.2          14.8
                    Loan from subsidiary                                 143.0          (4.9)         73.8
                    Other                                                   --            --            --
                                                                       -------       -------       -------
                Net cash provided (used) by financing
                    Activities                                            15.2           8.1           4.9
                                                                       -------       -------       -------
                Net change in cash and cash equivalents                     .1            --            --
                Cash and cash equivalents beginning of year                 --            --            --
                                                                       -------       -------       -------
                Cash and cash equivalents end of year                  $    .1       $    --       $    --
                                                                       =======       =======       =======

                       SEE NOTES TO FINANCIAL STATEMENTS.

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                          ON REGISTRANT -- (CONTINUED)

            NOTES TO FINANCIAL STATEMENTS (PARENT COMPANY SEPARATELY)

(A) The notes to the consolidated financial statements of American Standard Companies Inc. (the "Parent Company") are an integral part of these condensed financial statements.

(B) The Parent Company was organized in 1988 to acquire American Standard Inc. American Standard Inc.'s common stock is owned solely by the Parent Company. On December 31, 1999, the Parent Company became the sole owner of all the common stock of American Standard International Inc. as a result of a reorganization of subsidiary ownership within the Company.

(C) On July 9, 1998, the Company's Board of Directors approved a plan to purchase up to $300 million of the Company's common stock, not to exceed $100 million per plan year, during the three-year period ending July 9, 2001. Pursuant to this plan, the Company purchased 3.6 million shares in 2000 for $148 million, .1 million shares in 1999 for $4 million and 2.5 million shares in 1998 for $75 million. During 1998, the Company also purchased .2 million shares of its common stock for $9 million, pursuant to a previously authorized plan. In September 2000, the Board of Directors extended the Company's authorization to repurchase annually up to $100 million of its Common Stock beyond July 9, 2001. These purchases were funded with borrowings by American Standard Inc.'s 1997 Credit Agreement which were loaned to the Parent Company under a non-interest-bearing intercompany demand note.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)

           Description                                                                                 Foreign
                                       Balance     Additions                                          Currency       Balance
                                      Beginning    Charged to                          Other         Translation      End of
                                      of Period      Income        Deductions         Changes          Effects        Period
                                      ---------      ------        ----------         -------          -------        ------
   2000:

   Reserve deducted from assets:

   Allowance for doubtful             $ 45,903      $ 14,663      $(12,629)(A)      $ (8,888)         $ (2,308)      $ 36,741
                                      ========      ========      ========          ========          ========       ========
     accounts receivable
   Reserve for post-retirement        $436,106      $ 48,460      $(64,089)(B)      $  5,890(C)       $(18,095)      $408,272
                                      ========      ========      ========          ========          ========       ========
     benefits

   1999:

   Reserve deducted from assets:

   Allowance for doubtful

     accounts receivable              $ 33,264      $ 23,520      $(10,468)(A)      $  1,412          $ (1,825)      $ 45,903
                                      ========      ========      ========          ========          ========       ========
   Reserve for post-retirement
     benefits                         $468,197      $ 71,562      $(56,107)(B)      $ (4,866)(C)      $(42,680)      $436,106
                                      ========      ========      ========          ========          ========       ========
   1998:

   Reserve deducted from assets:

   Allowance for doubtful

     accounts receivable              $ 28,885      $ 15,236      $ (8,289)(A)      $ (1,660)         $   (908)      $ 33,264
                                      ========      ========      ========          ========          ========       ========
   Reserve for post-retirement
     benefits                         $428,385      $ 60,219      $(44,514)(B)      $  2,716 (D)      $ 21,391       $468,197
                                      ========      ========      ========          ========          ========       ========

The reserve for postretirement benefits excludes the activity for currently funded U.S. pension plans.

(A)      Accounts charged off.

(B)      Payments made during the year.

(C) Includes reclassifications to current liabilities, offset by effect of acquisition of new businesses.

(D)      Primarily includes reclassification from current liabilities.