Form 10-Q
period 2001-03-30
AMERICAN STANDARD COMPANIES INC
filed 2001-05-15
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

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

           Common stock, $.01 par value, outstanding at
             April 30, 2001                                  71,404,047 shares

                          PART 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements

     American Standard Companies Inc. (the "Company") is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. ("ASII"), both Delaware Corporations. Hereinafter, "American Standard" or "the Company" will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.

                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                      UNAUDITED SUMMARY STATEMENT OF INCOME
                          (Dollars in millions except
                               per share amounts)

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                       2001               2000
                                                      ------            ------
SALES                                                 $1,791            $1,822
                                                      ------            ------

COST AND EXPENSES

  Cost of sales                                        1,357             1,381
  Selling and administrative expenses                    282               296
  Other expense (income)                                   1                (3)
  Interest expense                                        47                48
                                                      ------            ------

                                                       1,687             1,722
                                                      ------            ------

INCOME BEFORE INCOME TAXES                               104               100
Income taxes                                              39                40
                                                      ------            ------

NET INCOME                                            $   65            $   60
                                                      ======            ======

Per basic common share:
    Net income                                        $ 0.92            $  .85
                                                      ======            ======

Per diluted common share:
    Net income                                        $ 0.90            $  .82
                                                      ======            ======

Average common shares outstanding
    Basic                                         70,600,212        71,025,480
    Diluted                                       72,640,292        73,059,767

                             See accompanying notes



                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                         UNAUDITED SUMMARY BALANCE SHEET
                              (Dollars in millions
                               except share data)

                                                        March 31,   December 31,
                                                          2001           2000
                                                        --------    -----------
 CURRENT ASSETS

 Cash and cash equivalents                               $   78         $   85
 Accounts receivable                                      1,029          1,027
 Inventories

   Finished products                                        454            381
   Products in process                                      124            117
   Raw materials                                            110            108
                                                         ------         ------
                                                            688            606
 Other current assets                                       159            161
                                                         ------         ------
 TOTAL CURRENT ASSETS                                     1,954          1,879

 FACILITIES, less accumulated depreciation:
   March 2001 - $583; Dec. 2000 - $604                    1,345          1,383
 GOODWILL                                                   927            935
 OTHER ASSETS                                               544            548
                                                         ------         ------
 TOTAL ASSETS                                            $4,770         $4,745
                                                         ======         ======

 CURRENT LIABILITIES
 Loans payable to banks                                  $   90         $   84
 Current maturities of long-term debt                        12             12
 Accounts payable                                           686            660
 Accrued payrolls                                           187            215
 Other accrued liabilities                                  843            836
                                                         ------         ------
 TOTAL CURRENT LIABILITIES                                1,818          1,807

 LONG-TERM DEBT                                           2,278          2,376
 RESERVE FOR POSTRETIREMENT BENEFITS                        403            408
 OTHER LIABILITIES                                          569            547
                                                         ------         ------
 TOTAL LIABILITIES                                        5,068          5,138

 STOCKHOLDERS' DEFICIT
 Preferred stock, 2,000,000 shares authorized,
   none issued and outstanding                                -              -
 Common stock $.01 par value, 200,000,000
   shares authorized; 71,135,398
   shares issued and outstanding

   in 2001; 69,532,574 in 2000                                1              1
 Capital surplus and other                                  661            609
 Treasury stock                                            (468)          (453)
 Accumulated deficit                                       (173)          (238)
 Deferred loss on hedge contracts                            (5)             -
 Foreign currency translation effects                      (314)          (312)
                                                          -----          -----


 TOTAL STOCKHOLDERS' DEFICIT                               (298)          (393)
                                                          -----          -----
                                                         $4,770         $4,745
                                                         ======         ======

                             See accompanying notes


                AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                    UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                             Three months ended
                                                                   March 31,
                                                                   --------
                                                              2001        2000
                                                              ----        ----
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                                $ 65        $ 60
    Adjustments to reconcile net income to net cash
      used by operations:
        Depreciation and amortization                           57          55
        Other non-cash items                                    19           3
        Changes in assets and liabilities:

           Accounts receivable                                 (19)        (66)
           Inventories                                         (90)        (60)
           Accounts payable and other accruals                  11         (55)
           Other assets and liabilities                         15          36
                                                              ----        ----
    Net cash provided (used) by continuing operations           58         (27)
    Net cash used by discontinued operations                     -          (4)
                                                              ----        ----
    Net cash provided (used) by operating activities            58         (31)
                                                              ----        ----


  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                  (29)        (37)
    Investments in affiliated companies
       and other businesses                                    (16)         (9)
    Investment in computer software                            (14)        (13)
    Other                                                       25           8
                                                              ----        ----
    Net cash used by investing activities                      (34)        (51)
                                                              ----        ----

  FINANCING ACTIVITIES:

    Net change in other long-term debt                          (1)         (7)
    Net change in credit facility                              (54)        110
    Net change in short-term debt                                4           6
    Purchases of treasury stock                                (27)        (49)
    Proceeds from exercise of stock options                     47           1
    Other                                                        1           1
                                                              ----        ----

  Net cash provided (used) by financing activities             (30)         62
                                                              ----        ----

Effect of exchange rate changes on cash and
    cash equivalents                                            (1)         (1)
                                                              ----        ----
Net decrease in cash and cash equivalents                       (7)        (21)
Cash and cash equivalents at beginning of period                85          61
                                                              ----        ----
Cash and cash equivalents at end of period                    $ 78       $  40
                                                              ====        ====

                             See accompanying notes

                        AMERICAN STANDARD COMPANIES INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Restructuring and Asset Impairment Charges

2000 Restructuring Program

As described in Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in 2000 the Company committed to worldwide restructuring plans designed to improve efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and upgrading the effectiveness of the organization. This program is designed to enhance shareholder value and improve the Company's competitive position in its markets. In connection therewith, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, net of a $5 million reversal of unneeded restructuring charges recorded previously for the 1998-1999 restructuring program described below. The Air Conditioning Systems and Services charge includes costs related to a workforce reduction of 700 people to integrate international operations, costs of non-cancelable lease obligations no longer to be used, and an asset impairment charge. The Plumbing Products charge includes an asset impairment write-down related to closure of one plant in the U.S. and a related workforce reduction of 250 people. Production is being transferred to other facilities in the U.S. and Mexico. The Plumbing Products charge also includes termination costs for a workforce reduction of 350 people related to the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to a lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

A total of 1,750 people are being terminated under this program, of which 290 had been terminated as of March 31, 2000.


Following is a summary of the 2000 restructuring program and asset impairment charges (dollars in millions):

                                   Initial    Non-cash   Balance              Balance
                                     charge  Write-off   Dec. 31,   Paid in   Mar. 31,
                                    in 2000    in 2000     2000       2001     2001
                                    -------    -------    ------    -------   --------
  Termination payments and other

    employee costs                   $ 47.4       $ -     $ 47.4     $  3.5     $ 43.9
  Asset impairments                    24.1       24.1        -           -          -
  Other                                 3.7         -        3.7         .1        3.6
                                     ------     ------    ------     ------     ------
                                     $ 75.2     $ 24.1    $ 51.1     $  3.6     $ 47.5
                                     ======     ======    ======     ======     ======

The Company expects that essentially all of the $47.5 million balance as of March 31, 2001 related to this restructuring program will be utilized by the end of 2001.


1998-1999 Restructuring Program


As of March 31, 2001, the unutilized balance of accrued charges for this program was $5.5 million, all of which the Company expects will be paid by the end of 2001.


Note 3.  Comprehensive Income


Total comprehensive income, consisting of net income, foreign currency translation effects and deferred losses on hedge contracts, was $60 million and $55 million for the three months ended March 31, 2001 and 2000, respectively.


Note 4.  Tax Matters

As described in Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, there are pending German tax issues for the years 1984 through 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 5.  Earnings Per Share

The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended March 31, 2001 and 2000 included 2,040,080 and 2,034,287 average incremental shares, respectively, for the assumed exercise of stock options.

Note 6.  Impact of Recently Issued Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Adoption of FAS 133 has not had a significant effect on the Company's results of operations or financial position. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of the statement resulted in the cumulative effect of an accounting change of $.1 million being recognized as a loss in the statement of net income. The accumulated deferred loss on hedge contracts was $2.4 million as of January 1, 2001, and $4.7 million as of March 31, 2001, a net increase of $2.3 million which was charged to comprehensive income.

Note 7. Supplemental Consolidating Condensed Financial Information

         All of the Company's Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. ("ASI"). American Standard Companies Inc. (the "Parent Company") fully and unconditionally guarantees the payment obligations under these securities (the Company's "Public Debt"). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations and statements of cash flows for the three months ended March 31, 2001 and 2000, and balance sheets as of March 31, 2001 and December 31, 2000 for the Parent Company and ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the "Other Subsidiaries"). None of the Other Subsidiaries guarantees the Public Debt of ASI. On December 31, 1999, the Company completed an internal reorganization whereby ASI transferred ownership of all the Other Subsidiaries and their intellectual property rights to another wholly owned subsidiary, American Standard International Inc. Therefore, prior to December 31, 1999, there were no Other Subsidiaries. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                Parent                  Other                     Consolidated
            (Dollars in millions)              Company       ASI     Subsidiaries  Eliminations       Total
            ---------------------              -------     ------    ------------  ------------   ------------


  Sales                                                    $1,005        $ 839        $  (53 )        $1,791
                                                           ------        -----        -------         ------


  Costs and expenses:

    Cost of sales                                             774          636            (53)         1,357
    Selling and administrative expenses                       148          134                           282
    Other (income) expense                                                   1                             1
    Interest expense                                           37           10                            47
    Intercompany interest expense (income)                      5           (5)                            -
                                                           ------        -----        -------         ------

      Total expenses                                          964          776            (53)         1,687
                                                           ------        -----        -------         ------
  Income before income taxes and equity in
     net income of consolidated subsidiaries                   41           63              -            104
  Income taxes                                                 15           24              -             39
                                                           ------        -----        -------         ------
  Income before equity in net income of
     consolidated subsidiaries                                 26           39              -             65
  Equity in net income of consolidated

     subsidiaries                              $65              -            -          $ (65)             -
                                               ----        ------        -----        -------         ------


  Net income                                   $65         $   26       $   39          $ (65)        $   65
                                               ====        ======       ======          ======        ======

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 2001
                                   (Unaudited)


                                                      Parent                  Other                    Consolidated
                (Dollars in millions)                 Company        ASI    Subsidiaries  Eliminations    Total
                ---------------------                 -------      -------  ------------  ------------  ----------
  ASSETS
  Current assets:

    Cash and cash equivalents                          $    1      $   14       $   63                      $    78
    Accounts receivable, net                                2         463          564                        1,029
    Inventories                                                       342          346                          688
    Other current assets                                              100           59                          159
                                                       ------      ------       ------                       ------
      Total current assets                                  3         919        1,032                        1,954
  Facilities, net                                                     504          841                        1,345
  Goodwill, net                                                       137          790                          927
  Investment in subsidiaries                              174           -            -        $ (174)            -
  Other assets

                                                                      445           99                          544
                                                       ------      ------       ------        ------         ------
      Total assets                                     $  177      $2,005       $2,762        $ (174)        $4,770
                                                       ======      ======       ======        ======         ======
  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

    EQUITY
  Current liabilities:

    Loans payable to banks                                                      $   90                         $ 90
    Current maturities of long-term debt                             $ 10            2                           12
    Other current liabilities                                         920          796                        1,716
                                                                   ------       ------                       ------
      Total current liabilities                                       930          888                        1,818
  Long-term debt                                                    1,792          486                        2,278
  Reserve for postretirement benefits                                 196          207                          403
  Intercompany accounts, net                           $  475         535       (1,010)                          -
  Other long-term liabilities                                         267          302                          569
                                                       ------      ------       ------        ------         ------
      Total liabilities                                   475       3,720          873        $    -          5,068
                                                       ------      ------       ------        ------         ------
      Total stockholders'(deficit)equity                 (298)     (1,715)       1,889          (174)          (298)
                                                       ------      ------       ------        ------         ------
      Total liabilities and stockholders'
       (deficit) equity                                $  177      $2,005       $2,762        $ (174)        $4,770
                                                       ======      ======       ======        ======         ======


                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                        Parent                Other                    Consolidated
                (Dollars in millions)                  Company     ASI     Subsidiaries  Eliminations      Total
                ---------------------                  -------     ---     ------------  ------------  ------------
Cash provided (used) by:
  Operating activities:

    Net income                                         $ 65      $26         $39          $(65)         $ 65
    Adjustments to reconcile net income to net
       cash provided (used) by operations:
        Depreciation and amortization                             25          32                          57
        Other non-cash items                                      19           -                          19
        Equity in net income of subsidiary              (65)                                65             -
        Changes in assets and liabilities:
         Accounts receivable                                      28         (47)                        (19)
         Inventories                                             (15)        (75)                        (90)
         Accounts payable and other accruals                      30         (19)                         11
         Other assets and liabilities                            (15)         30                          15
                                                       ----     ----        ----          ----          ----


   Net cash provided (used) by operating
      activities                                          -       98         (40)            -            58
                                                       ----     ----        ----          ----          ----
  Investing activities:
      Purchase of property, plant and equipment                  (10)        (19)                        (29)
      Investments in affiliated companies and
        other businesses                                           -         (16)                        (16)
      Investments in computer software                            (8)         (6)                        (14)
      Other                                                       23           2                          25
                                                       ----     ----        ----          ----          ----
  Net cash provided (used) by investing activities        -        5         (39)            -           (34)
                                                       ----     ----        ----          ----          ----
  Financing activities:
      Decrease in other long-term debt                             -          (1)                         (1)
      Net change in credit facility                              (78)         24                         (54)
      Net change in short-term debt                                -           4                           4
      Purchases of treasury stock                       (27)       -           -                         (27)
      Net change in inter-company accounts              (20)     (30)         50                           -
      Proceeds from exercise of stock options            47        -           -                          47
      Other                                               1        -           -                           1
                                                       ----     ----        ----          ----          ----

   Net cash provided (used) by financing
      activities                                          1     (108)         77             -           (30)
                                                       ----     ----        ----          ----          ----

   Effect of exchange rate changes on cash and
      cash equivalents                                    -        -          (1)            -            (1)
                                                       ----     ----        ----          ----          ----
   Net increase (decrease) in cash and cash
      equivalents                                         1       (5)         (3)            -            (7)
                                                       ----     ----        ----          ----          ----
   Cash and cash equivalents at beginning of
      period                                              -       19          66             -            85
                                                       ----     ----        ----          ----          ----
  Cash and cash equivalents at end of period           $  1     $ 14        $ 63          $  -          $ 78
                                                       ====     ====        ====          ====          ====


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                Parent                   Other                     Consolidated
            (Dollars in millions)              Company       ASI      Subsidiaries  Eliminations       Total
            ---------------------              -------      -----    ------------  ------------    ------------

  Sales                                                    $1,087          $787          $ (52)        $1,822
                                                           ------          ----          -----         ------

  Costs and expenses:
    Cost of sales                                             828           595            (42)         1,381
    Selling and administrative expenses                       155           141                           296
    Other (income) expense                                     33           (26)           (10)            (3)
    Interest expense                                           41             7                            48
                                                           ------          ----          -----         ------
      Total expenses                                        1,057           717            (52)         1,722
                                                           ------          ----          -----         -------
  Income before income taxes and equity in
     net income of consolidated subsidiaries                   30            70              -            100
  Income taxes                                                 13            27              -             40
                                                           ------          ----          -----         ------
  Income before equity in net income of
     consolidated subsidiaries                                 17            43               -            60

  Equity in net income of consolidated             $ 60         -             -            (60)            -
                                                   ----    ------          ----          -----         ------
     subsidiaries
  Net income                                       $ 60    $   17          $ 43          $ (60)          $ 60
                                                   ====    ======          ====          =====           ====



                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 2000


                                                 Parent                   Other                    Consolidated
            (Dollars in millions)               Company       ASI      Subsidiaries  Eliminations      Total
            ---------------------               -------      ----      ------------  ------------  ------------
  ASSETS
  Current assets:
    Cash and cash equivalents                              $   19        $   66                      $   85
    Accounts receivable, net                     $   1        492           534                        1027
    Inventories                                               327           279                         606
    Other current assets                                      101            60                         161
                                                 -----     ------        ------                      ------
      Total current assets                           1        939           939                       1,879
  Facilities, net                                             516           867                       1,383
  Goodwill, net                                               143           792                         935
  Investment in subsidiaries                     $ 100         -             -         $ (100)           -
  Other assets                                                410           138                         548
                                                 -----     ------        ------        ------        ------
      Total assets                               $ 101     $2,008        $2,736        $ (100)       $4,745
                                                 =====     ======        ======        ======        ======
  LIABILITIES AND STOCKHOLDERS'
     (DEFICIT) EQUITY Current liabilities:
    Loans payable to banks                                                $  84                       $  84
    Current maturities of long-term debt                     $ 10             2                          12
    Other current liabilities                                 908           803                       1,711
                                                           ------        ------                      ------
      Total current liabilities                               918           889                       1,807
  Long-term debt                                            1,889           487                       2,376
  Reserve for postretirement benefits                         193           215                         408
  Intercompany accounts, net                     $ 494        456          (950)                         -
  Other long-term liabilities                                 355           192                         547
                                                 -----     ------        ------        ------        ------
      Total liabilities                            494      3,811           833                       5,138
      Total stockholders' (deficit) equity        (393)    (1,803)        1,903        $ (100)         (393)
                                                 -----     ------        ------        ------        ------
      Total liabilities and stockholders'
          (deficit) equity                       $ 101    $ 2,008       $ 2,736        $ (100)      $ 4,745
                                                 =====    =======       =======        ======       =======


                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                      Parent                  Other                      Consolidated
               (Dollars in millions)                  Company       ASI    Subsidiaries   Eliminations       Total
               ---------------------                  -------       ---    ------------   ------------   ------------
  Cash provided (used) by:
     Operating activities:
      Net income                                          $60       $17         $  43           $(60)         $ 60
      Adjustments to reconcile net income to net
         cash provided (used) by operations:

          Depreciation and amortization                              18            37                           55
          Other non-cash items                              1         3             -             (1)            3
          Equity in net income of subsidiary              (60)                                    60             -
          Changes in assets and liabilities:
           Accounts receivable                                      (10)          (56)                         (66)
           Inventories                                              (51)           (9)                         (60)
           Accounts payable and other accruals             (3)       88          (143)             3           (55)
           Other assets and liabilities                               1            35                           36
                                                          ---       ---         -----          -----          ----
     Net cash provided (used) by continuing
        operations                                         (2)       66           (93)             2           (27)
     Net cash used by discontinued operations                        (4)            -                           (4)
                                                          ---       ---         -----          -----          ----
      Net cash provided (used) by operating
         activities                                        (2)       62           (93)             2           (31)
                                                          ---       ---         -----          -----          ----
    Investing activities:

        Purchase of property, plant and equipment                   (11)          (26)                         (37)
          Investments in affiliated companies and
             other businesses                              (1)        -            (9)             1            (9)
        Investments in computer software                            (10)           (3)                         (13)
        Other                                                         5             3                            8
                                                          ---       ---         -----          -----          ----
    Net cash used by investing activities                  (1)      (16)          (35)             1           (51)
                                                          ---       ---         -----          -----          ----
    Financing activities:
        Repayments of long-term debt                                 (6)           (1)                          (7)
        Net change in credit facility                                (4)          114                          110
        Net change in other short-term debt                           -             6                            6
        Purchases of treasury stock                       (49)      (49)            -             49           (49)
        Increase in loan from subsidiary                   49         -             -            (49)            -
        Issuance of common stock                            3                                     (3)
        Other                                                         2                                          2
                                                          ---       ---         -----          -----          ----
    Net cash provided (used) by financing
    activities                                              3       (57)          119             (3)           62
                                                          ---       ---         -----          -----          ----
    Effect of exchange rate changes on cash and
      cash equivalents                                      -         -            (1)             -            (1)
                                                          ---       ---         -----          -----          ----
    Net increase (decrease) in cash and cash
      equivalents                                           -       (11)          (10)             -           (21)
                                                          ---       ---         -----          -----          ----
    Cash and cash equivalents at beginning of
      period                                                         11            50                           61
                                                          ---       ---         -----          -----          ----
    Cash and cash equivalents at end of period            $ -       $ -         $  40          $   -          $ 40
                                                          ===       ===         =====          =====          ====

Note 8.  Segment Data

                         Summary Segment and Income Data
                               Dollars in millions
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                     --------
                                               2001             2000
                                             ------           ------
Sales:
   Air Conditioning Systems and Services     $1,071           $1,067
   Plumbing Products                            455              459
   Vehicle Control Systems                      265              296
                                             ------           ------

        Total sales                          $1,791           $1,822
                                             ======           ======

Segment income:
   Air Conditioning Systems and Services      $ 101             $ 94
   Plumbing Products                             36               40
   Vehicle Control Systems                       46               44
                                             ------           ------
        Total segment income                    183              178

Equity in net income of unconsolidated
   joint ventures                                 6               10
                                             ------           ------
                                                189              188

Interest expense                                (47)             (48)
Corporate and other expenses                    (38)             (40)
                                             ------           ------

Income before income taxes                   $  104           $  100
                                             ======           ======


   For a comparative analysis of this Summary Segment and Income Data, see Management's Discussion and Analysis of Financial Position and Results of Operations.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the First Quarter of 2001 Compared with the First Quarter of 2000

     Sales in the first quarter of 2001 were $1,791 million, a decrease of 2% (up 1% excluding unfavorable foreign exchange effects) from $1,822 million in the first quarter of 2000. Sales increased slightly for Air Conditioning Systems and Services, but decreased 1% for Plumbing Products and 10% for Vehicle Control Systems.

     Segment income was $183 million for the first quarter of 2001, an increase of 3% (7% excluding unfavorable foreign exchange effects) from $178 million in the first quarter of 2000. Segment income increased 7% for Air Conditioning Systems and Services and 5% for Vehicle Control Systems but declined 10% for Plumbing Products.

     Sales of Air Conditioning Systems and Services increased $4 million, or less than 1% (up 2% excluding foreign exchange effects) to $1,071 million for the first quarter of 2001 from $1,067 million for the first quarter of 2000, primarily because of gains in U.S. residential and commercial businesses and growth in Asia. This growth globally was a strong performance relative to the generally weaker markets. Worldwide commercial applied and commercial unitary sales decreased 1% (increased 1% excluding foreign exchange effects). The increase (in local currencies) resulted principally from gains in the U.S. service and solutions businesses. U.S. sales in the commercial business increased because of gains in price and in the service and solutions business. Sales outside the U.S., which are substantially commercial, improved by 5% when adjusted for divestitures and foreign exchange, with gains in Asia, Latin America and Canada, partly offset by a drop in Europe. The recovery in Asia was driven primarily by expansion of the global accounts business and improved markets. Residential sales in the U.S. increased 6% benefiting from the Company's strong position in the premium market, expanding distribution (including Sears and Home Depot in the retail channel), and continuing share gains in both cooling systems and furnaces. The residential business gain was achieved despite an estimated 14% residential market decline.

     Segment income of Air Conditioning Systems and Services increased 7% (with little effect from foreign exchange) to $101 million in the first quarter of 2001 from $94 million in the first quarter of 2000 as margins improved from 8.8% to 9.4%. The worldwide commercial business benefited primarily from improved volume in the sales and solutions business, price increases in the U.S. and higher volume in Asia. The residential business improved because of share gains, a shift in customer demand to higher capacity, higher efficiency products and cost improvements.

     Sales of Plumbing Products decreased 1% (increased 4% excluding foreign exchange effects) to $455 million in the first quarter of 2001, from $459 million in the first quarter of 2000. The exchange-adjusted increase was the result of gains in Europe. The European increase (8% excluding foreign exchange) reflected volume improvements in some countries and the effects of minor acquisitions. The overall European economy was slightly weaker. Sales in the Americas were essentially flat, with a small gain in the U.S. offset by a decline in Latin America. The increase in the U.S. was relatively strong when viewed against the first quarter of 2000 that grew 21% and despite a softening economy. Sales through the retail channel expanded but the wholesale channel weakened. Marketing initiatives mitigated the weakness in wholesale markets with a gain of four new wholesale distributors. Market share for faucets in the retail channel also increased during the quarter. Sales in other international operations declined moderately.

         Segment income of Plumbing Products decreased 10% (3% excluding foreign exchange) to $36 million for the first quarter of 2001 from $40 million for the 2000 first quarter. The decrease was principally attributable to higher energy costs, partly offset by savings derived from materials management and Six Sigma initiatives. Segment income was down in the U.S. and Asia, flat in Europe and up slightly in Latin America. Margins declined from 8.7% in the first quarter of 2000 to 7.9% in the first quarter of 2001.

         Sales of Vehicle Control Systems for the first quarter of 2001 were $265 million, a decrease of 10% (3% excluding the unfavorable effects of foreign exchange) from $296 million in the first quarter of 2000, primarily because of a significant deterioration in the North American commercial vehicle market and a softening in European markets. Unit volumes of truck and bus production decreased 45% in the U.S. and 1% in Western Europe compared with the first quarter of 2000. The impact of these declines was tempered somewhat by increases in Brazil and Asia. Sales in Europe (excluding export sales to the U.S. marketing joint venture) were flat with the prior year despite the slight decline in commercial vehicle production. The decline in the North American market resulted in a significant drop in sales of anti-lock braking systems to the U. S. marketing joint venture. The cyclical nature of the commercial vehicle markets is being tempered by increased penetration, new applications with existing customers, acceleration of sales in new product lines and geographic expansion.

         Segment income for Vehicle Control Systems for the first quarter of 2001 increased $2 million, or 5% (15% excluding foreign exchange effects) to $46 million from $44 million in the first quarter of 2000. Margins improved from 14.9% in the first quarter of 2000 to 17.4% in the first quarter of 2001. This primarily reflected savings from materials management and Six Sigma programs, and the absence of costs associated with the move to Poland that were incurred in the first quarter of 2000.

   Other Summary Segment and Income Data Items

         Equity in net income of unconsolidated joint ventures decreased to $6 million in the first quarter of 2001 from $10 million in the year-earlier quarter, reflecting the significant decline in the North American truck manufacturing market and its effect on Vehicle Control Systems' U.S. braking systems marketing joint venture.

         Interest expense decreased $1 million in the first quarter of 2001 compared with the year-earlier quarter principally due to lower average debt balances. Corporate and other expenses in the first quarter of 2001 decreased $2 million from the prior-year first quarter primarily because of decreased minority interest in net income of consolidated joint ventures.

         The income tax provision for the first quarter of 2001 was $39 million, or 37.5% of pre-tax income, compared with a provision of $40 million, or 39.75% of pre-tax income in the first quarter of 2000. The effective income tax rate is lower in 2000 primarily because of various tax planning initiatives.

   Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $46 million, was $58 million for the first quarter of 2001, compared with net cash used of $31 million for the same period of 2000. The $89 million improvement resulted primarily from lower working capital usage and higher non-cash charges because Company contributions to the Employee Stock Ownership Plan (ESOP) were funded with shares of common stock in 2001 but with cash in the first quarter of 2000. In addition, net income and depreciation and amortization were higher in 2001. Inventories increased in the first quarter of both years, reflecting the normal seasonal pattern, but the increase was higher in the 2001 quarter because of a decision to increase certain air conditioning inventories to serve customers better in the upcoming summer season. The receivables increase of $19 million in 2001 was smaller than the first quarter 2000 increase primarily because growth in our businesses was significantly lower in 2001 than in 2000 when sales increased 14% in local currencies. The Company made capital expenditures of $45 million for the first quarter of 2001, including $16 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $46 million in the 2000 first quarter, including $9 million of investments in affiliated companies and other businesses. The Company also invested $14 million in computer software in the first quarter of 2001, compared with $13 million in the 2000 period. Additionally, the Company purchased approximately .5 million shares of its common stock in the first quarter of 2001 for $27 million compared with the purchase of 1.3 million shares for $49 million in the first quarter of 2000.

         In January 1997 the Company entered into the 1997 Credit Agreement which requires no repayment of principal prior to its expiration in January 2002 and provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the "Revolving Facilities"), and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. On January 31, 2001, the Company made a $100 million prepayment which reduced the availability under the U.S. dollar revolving credit facility to $707 million, under the multi-currency revolving facility to $589 million and under the Periodic Access Facility to $354 million, or a total of $1.65 billion. The 1997 Credit Agreement contains restrictive covenants and other requirements with which the Company believes it is currently in compliance. Outstanding debt under the 1997 Credit Agreement is classified as long term because management believes a new credit agreement will be successfully negotiated.

         In December 1998, the 1997 Credit Agreement was amended to permit American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, to reorganize ownership of certain subsidiaries and intellectual property rights, and to lower the interest coverage ratios and increase the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard's 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures. In November 1999, the 1997 Credit Agreement was amended to permit the Company to sell its Medical Systems business and to increase the limit on annual lease payments. In September 2000, the 1997 Credit Agreement was amended to extend the Company's authorization annually to repurchase up to $100 million of its Common Stock beyond July 9, 2001, to expand the Company's authorization, for hedging purposes, to enter into commodity purchase or option agreements and credit derivative agreements, and to increase the amount of equity the Company is authorized to invest in its financial services joint venture.

     At March 31, 2001, the Company had borrowings of $569 million outstanding under the Revolving Facilities. There was $628 million available under the Revolving Facilities after reduction for borrowings and for $99 million of letters of credit usage. The Company's foreign subsidiaries had $74 million available at March 31, 2001, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $15 million available under bank credit facilities after reduction for borrowings of $20 million and letters of credit usage of $20 million.

     On May 28, 1999, the Company completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10 7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the February 1999 acquisition of Armitage/Dolomite. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to a $1 billion shelf registration filed with the Securities and Exchange Commission in November 1998 (the "1998 Shelf Registration"). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures. The Company believes that the amounts available from operating cash flows, funds available under its 1997 Credit Agreement (or successor agreement) and future borrowings under the remaining $540 million of the 1998 Shelf Registration will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

     As described in Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, there are pending German Tax issues for the years 1984 through 1994. There has been no change in the status of these issues since that report was filed.


Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) including, without limitation, statements as to management's expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the "Notes to Financial Statements" under the headings "Restructuring and Asset Impairment Charges," "Tax Matters," and "Impact of Recently Issued Accounting Standards" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position." Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Systems and Services' and Plumbing Products' markets and the level of truck and bus production in the Company's Vehicle
   Control Systems markets; the ability of the Company to implement its restructuring program as planned; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company's markets; pricing changes to the Company's supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products and the inability to obtain regulatory approvals for one or more of the Company's potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company's German tax counsel or that may affect the Company's expected effective tax rate for 2001; the ability of the Company to successfully negotiate a new credit agreement; transactions or other events affecting the need for, timing and extent of the Company's capital expenditures; the extent of and the costs at which the Company effects repurchases of its common stock; and the extent to which the Company reduces outstanding debt.

                           PART II. OTHER INFORMATION


   Item  1.  Legal Proceedings.


         For a discussion of German tax issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report which is incorporated herein by reference.

   Item 5.  Other Information.


         At its annual meeting on May 3, 2001, the Board of Directors of American Standard Companies Inc. elected the following persons to the offices of the Company set forth below opposite their names:


     Frederic M. Poses        Chairman and Chief Executive Officer
     Lawrence B. Costello              Senior Vice President, Human Resources
     G. Peter D'Aloia         Senior Vice President and
                                                Chief Financial Officer
     W. Craig Kissel          Senior Vice President
     J. Paul McGrath          Senior Vice President, General
                                                Counsel and Secretary
     Marc Olivie              Senior Vice President
     James H. Schultz         Senior Vice President
     Gary Brogoch                      Vice President
     Wilfried Delker          Vice President
     Alberto Loreti           Vice President
     R. Scott Massengill      Vice President and Treasurer
     David R. Pannier         Vice President
     G. Ronald Simon          Vice President and Controller



   Item  6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Company filed no Current Reports on Form 8-K.

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









May 15, 2001

                        AMERICAN STANDARD COMPANIES INC.

                                INDEX TO EXHIBITS



(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)



                Exhibit No.                Description
                   (12)                    Ratio of Earnings to Fixed Charges