Form 10-Q
period 2001-06-30
AMERICAN STANDARD COMPANIES INC
filed 2001-08-10
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11415

AMERICAN STANDARD COMPANIES INC.

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service Employer Identification No. 13-3465896

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ 08855-6820
(732) 980-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            [X] Yes    No [   ]

The number of shares outstanding of each of the issuer's classes of, Common stock, $.01 par value, outstanding at July 31, 2001 was 71,855,971.

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
                             UNAUDITED SUMMARY STATEMENT OF INCOME
                           (Dollars in millions except per share amounts)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                                   --------                     --------
                                                 2001        2000          2001        2000
                                                ------     ------         ------     ------

SALES                                           $2,039     $2,046         $3,830     $3,868
                                                ------     ------         ------     ------
COST AND EXPENSES
  Cost of sales                                  1,497      1,503          2,854      2,883
  Selling and administrative expenses              305        316            587        612
  Other (income) expense                             1         (1)             2         (4)
  Interest expense                                  44         49             91         98
                                                ------     ------         ------     ------
                                                 1,847      1,867          3,534      3,589
                                                ------     ------         ------     ------
INCOME BEFORE INCOME TAXES                         192        179            296        279
Income taxes                                        72         71            111        111
                                                ------     ------         ------     ------

NET INCOME                                       $ 120      $ 108          $ 185      $ 168
                                                ======     ======         ======     ======
NET INCOME PER COMMON SHARE
    Basic                                        $1.68      $1.54          $2.60      $2.38
                                                ======     ======         ======     ======
    Diluted                                      $1.63      $1.48          $2.54      $2.31
                                                ======     ======         ======     ======
Average common shares outstanding
    Basic                                   71,502,745  70,263,450    71,053,972  70,644,465
    Diluted                                 73,462,399  72,761,173    72,882,681  72,780,990

See accompanying notes

Item 1. Financial Statements (continued)

              AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                           UNAUDITED SUMMARY BALANCE SHEET
                                 (Dollars in millions
                                  except share data)

                                                     June 30,    December 31,
                                                       2001          2000
 CURRENT ASSETS                                       -----         -----
 Cash and cash equivalents                         $     97         $  85
 Accounts receivable                                  1,149         1,027
 Inventories
   Finished products                                    437           381
   Products in process                                  134           117
   Raw materials                                        110           108
                                                      -----         -----
                                                        681           606
 Other current assets                                   172           161
                                                      -----         -----
 TOTAL CURRENT ASSETS                                 2,099         1,879

 FACILITIES, less accumulated depreciation:
   June 2001 - $592; Dec. 2000 - $604                 1,326         1,383
 GOODWILL                                               914           935
 OTHER ASSETS                                           580           548
                                                      -----         -----
 TOTAL ASSETS                                        $4,919        $4,745
                                                     ======        ======
 CURRENT LIABILITIES
 Loans payable to banks                                $ 85         $  84
 Current maturities of long-term debt                    11            12
 Accounts payable                                       664           660
 Accrued payrolls                                       204           215
 Other accrued liabilities                              878           836
                                                      -----         -----
 TOTAL CURRENT LIABILITIES                            1,842         1,807

 LONG-TERM DEBT                                       2,300         2,376
 RESERVE FOR POSTRETIREMENT BENEFITS                    407           408
 OTHER LIABILITIES                                      575           547
                                                      -----         -----
 TOTAL LIABILITIES                                    5,124         5,138

 STOCKHOLDERS' DEFICIT
 Preferred stock, 2,000,000 shares authorized,
   none issued and outstanding                            -             -
 Common stock $.01 par value, 200,000,000
   shares authorized; 71,582,386
   shares issued and outstanding
   in 2001; 69,532,574 in 2000                            1             1
 Capital surplus and other                              652           609
 Treasury stock                                        (491)         (453)
 Accumulated deficit                                    (53)         (238)
 Deferred loss on hedge contracts                        (4)            -
 Foreign currency translation effects                  (310)         (312)
                                                      -----         -----
 TOTAL STOCKHOLDERS' DEFICIT                           (205)         (393)
                                                      -----         -----
                                                     $4,919        $4,745
                                                     ======        ======

See accompanying notes

Item 1. Financial Statements (continued)

                      AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
                            UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
                                   (Dollars in millions)

                                                            Six months ended
                                                                 June 30,
                                                            2001          2000
CASH PROVIDED BY:                                          -----         -----
  OPERATING ACTIVITIES:
    Net income                                             $185          $168
    Adjustments to reconcile net income
        to net cash provided by operations:
           Depreciation and amortization                    113           108
           Other non-cash items                              35             4
           Changes in assets and liabilities:
               Accounts receivable                         (152)         (177)
               Inventories                                  (88)         (107)
               Accounts payable and other accruals           13            99
               Other assets and liabilities                  31            38
                                                          -----         -----
    Net cash provided by continuing activities              137           133
    Net cash used by discontinued operations                  -           (10)
                                                          -----         -----
    Net cash provided by operating activities               137           123

  INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (71)          (86)
    Investments in affiliated companies
        and other businesses                                (30)          (27)
    Investments in computer software                        (28)          (31)
    Other                                                    33             7
                                                          -----         -----
    Net cash used by investing activities                   (96)         (137)
                                                          -----         -----
  FINANCING ACTIVITIES:
    Repayments of long-term debt                             (2)          (46)
    Net change in credit facility                            (2)          171
    Net change in short-term debt                             -             6
    Purchases of treasury stock                             (64)          (94)
    Proceeds from exercise of stock options                  68             9
    Purchase of warrants                                    (35)            -
    Other                                                     8             -
                                                          -----         -----
    Net cash provided (used) by financing activities        (27)           46
                                                          -----         -----
Effect of exchange rate changes on cash and
    cash equivalents                                         (2)           (1)
                                                          -----         -----
Net increase in cash and cash equivalents                    12            31
Cash and cash equivalents at beginning of period             85            61
                                                          -----         -----
Cash and cash equivalents at end of period                  $97           $92
                                                          =====         =====

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Restructuring and Asset Impairment Charges

2000 Restructuring Program

As described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, in 2000 the Company committed to worldwide restructuring plans designed to improve efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and upgrading the effectiveness of the organization. This program is designed to enhance shareholder value and improve the Company’s competitive position in its markets. In connection therewith, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, net of a $5 million reversal of unneeded restructuring charges recorded previously for the 1998-1999 restructuring program described below. The Air Conditioning Systems and Services charge includes costs related to a workforce reduction of 700 people to integrate international operations, costs of non-cancelable lease obligations no longer to be used, and an asset impairment charge. The Plumbing Products charge includes an asset impairment write-down related to closure of one plant in the U.S. and a related workforce reduction of 250 people. Production is being transferred to other facilities in the U.S. and Mexico. The Plumbing Products charge also includes termination costs for a workforce reduction of 350 people related to the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to a lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

A total of 1,750 people are being terminated under this program, of which 376 had been terminated as of June 30, 2001.

Following is a summary of the 2000 restructuring program and asset impairment charges (dollars in millions):

                                               Initial     Non-Cash     Balance                  Balance
                                                Charge    Write-off     Dec. 31,     Paid in     June 30,
                                               in 2000      in 2000       2000         2001        2001
       Termination payments and other           ------       ------       ------     ------       ------
         Employee costs                         $ 47.4       $   -        $ 47.4     $ 14.6        $32.8
       Asset impairments                          24.1         24.1           -           -            -
       Other                                       3.7           -           3.7         .6          3.1
                                                ------       ------       ------     ------       ------
                                                $ 75.2       $ 24.1       $ 51.1     $ 15.2        $35.9
                                                ======       ======       ======     ======       ======

The Company expects that essentially all of the $35.9 million balance as of June 30, 2001 related to this restructuring program will be utilized by the end of 2001.

1998-1999 Restructuring Program

As of June 30, 2001, the unutilized balance of accrued charges for this program was $4.3 million, all of which the Company expects will be paid by the end of 2001.

Note 3. Comprehensive Income

Total comprehensive income, consisting of net income, foreign currency translation effects and deferred losses on hedge contracts, was $125 million and $65 million for the three months ended June 30, 2001 and 2000, respectively, and $185 million and $102 million for the six months ended June 30, 2001 and 2000, respectively.

Note 4. Tax Matters

As described in Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, there are pending German tax issues for the years 1984 through 1994. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Note 5. Earnings Per Share

The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended June 30, 2001 and 2000 included 1,959,654 and 2,497,723 average incremental shares, respectively, for the assumed exercise of stock options. The six month periods ended June 30, 2001 and 2000 included 1,828,709 and 2,316,525 average incremental shares, respectively.

Note 6. Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $30 million, or $.41 per share annually. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect, if any, the results of these tests will have on the results of operations or financial position of the Company.

Note 7. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and six months ended June 30, 2001 and 2000, statements of cash flows for the six months ended June 31, 2001 and 2000 and balance sheets as of June 30, 2001 and December 31, 2000 for the Parent Company and ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. On December 31, 1999, the Company completed an internal reorganization whereby ASI transferred ownership of all the Other Subsidiaries and their intellectual property rights to another wholly owned subsidiary, American Standard International Inc. Therefore, prior to December 31, 1999, there were no Other Subsidiaries. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

                                   CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                                               FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                              (Unaudited)

                                                Parent                     Other                       Consolidated
            (Dollars in millions)              Company          ASI     Subsidiaries     Eliminations     Total
                                               -------         ------   ------------     ------------  ------------
  Sales                                                        $1,222        $877         $  (60)        $2,039
                                                               ------        ----         ------         ------
  Costs and expenses:
    Cost of sales                                                 902         655            (60)         1,497
    Selling and administrative expenses                           175         130                           305
    Other (income) expense                                        (13)         14                             1
    Interest expense                                               35           9                            44
    Intercompany interest expense (income)                          7          (7)                            -
                                                               ------        ----         ------         ------
      Total expenses                                            1,106         801            (60)         1,847
                                                               ------        ----         ------         ------
  Income before income taxes and equity in
    net income of consolidated subsidiaries                       116          76              -            192
  Income taxes                                                     45          27              -             72
  Income before equity in net income of                        ------        ----         ------         ------
    consolidated subsidiaries                                      71          49              -            120
  Equity in net income of consolidated
    subsidiaries                                   $120             -           -          $(120)             -
                                                   ----        ------        ----         ------         ------
  Net income                                       $120         $  71        $ 49          $(120)          $120
                                                   ====        ======        ====         ======

Note 7. Supplemental Consolidating Condensed Financial Information (continued)

                                             CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                              (Unaudited)

                                                     Parent                  Other                     Consolidated
               (Dollars in millions)                 Company     ASI      Subsidiaries  Eliminations      Total
                                                     -------    ------    ------------  ------------   ------------

  Sales                                                         $2,227       $1,716        $ (113)        $3,830
                                                                ------       ------        ------
  Costs and expenses:
    Cost of sales                                                1,677        1,290          (113)         2,854
    Selling and administrative expenses                            323          264                          587
    Other (income) expense                                         (13)          15                            2
    Interest expense                                                72           19                           91
    Intercompany interest expense (income)                          12          (12)                           -
                                                                ------       ------        ------         ------

      Total expenses                                             2,071        1,576          (113)         3,534
  Income before income taxes and equity in                      ------       ------        ------         ------
    net income of consolidated subsidiaries                        156          140             -            296
  Income taxes                                                                                  -            111
                                                                    59           52
  Income before equity in net income of                         ------       ------        ------         ------
    consolidated subsidiaries                                       97           88             -            185
  Equity in net income of consolidated
    subsidiaries                                     $ 185                                  $(185)             -
                                                                     -            -
                                                     -----      ------       ------        ------         ------
  Net income                                         $ 185       $  97        $  88         $(185)         $ 185
                                                     =====      ======       ======        ======         ======

                                                CONSOLIDATING CONDENSED BALANCE SHEETS
                                                          AS OF JUNE 30, 2001
                                                              (Unaudited)

                                                     Parent                    Other                   Consolidated
               (Dollars in millions)                 Company        ASI     Subsidiaries Eliminations        Total
  ASSETS                                             -------     ------     ------------ ------------  -----------
  Current assets:
    Cash and cash equivalents                                     $  21        $  76                        $  97
    Accounts receivable, net                                        567          582                        1,149
    Inventories                                                     336          345                          681
    Other current assets                                            105           67                          172
                                                                  -----        -----                        -----
      Total current assets                                        1,029        1,070                        2,099
  Facilities, net                                                   513          813                        1,326
  Goodwill, net                                                     137          777                          914
  Investment in subsidiaries                          $ 317           -            -         $(317)             -
  Other assets                                                      486           94                          580
                                                      -----      ------       ------         -----         ------
      Total assets                                    $ 317      $2,165       $2,754         $(317)        $4,919
  LIABILITIES AND STOCKHOLDERS'                       =====      ======       ======         =====         ======
    (DEFICIT) EQUITY
  Current liabilities:
    Loans payable to banks                                                    $   85                       $   85
    Current maturities of long-term debt                         $   10            1                           11
    Other current liabilities                                     1,010          736                        1,746
                                                                 ------       ------                       ------
      Total current liabilities                                   1,020          822                        1,842
  Long-term debt                                                  1,840          460                        2,300
  Reserve for postretirement benefits                               209          198                          407
  Intercompany accounts, net                          $ 522         485       (1,007)                           -
  Other long-term liabilities                                       272          303                          575
                                                      -----      ------       ------         -----         ------
      Total liabilities                                 522       3,826          776          $  -          5,124
                                                      -----      ------       ------         -----         ------
      Total stockholders' (deficit) equity             (205)     (1,661)       1,978         (317)          (205)
      Total liabilities and stockholders'             -----      ------       ------         -----         ------
  (deficit) equity                                    $ 317      $2,165       $2,754         $(317)        $4,919
                                                      =====      ======       ======         =====

Note 7. Supplemental Consolidating Condensed Financial Information (continued)

                                            CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                              (Unaudited)

                                                     Parent                    Other                   Consolidated
               (Dollars in millions)                 Company       ASI      Subsidiaries Eliminations      Total
  Cash provided (used) by:                           -------       ---      ------------ ------------  -------------
    Operating activities:
      Net income                                       $185         $97          $88        $ (185)          $185
      Adjustments to reconcile net income to net
         cash provided (used) by operations:

          Depreciation and amortization                              50           63                          113
          Other non-cash items                                       35                                        35
          Equity in net income of subsidiary           (185)                                   185
          Changes in assets and liabilities:
           Accounts receivable                            1         (75)         (78)                        (152)
           Inventories                                               (9)         (79)                         (88)
           Accounts payable and other accruals                       23          (16)            6             13
           Other assets and liabilities                  (1)        (74)         119           (13)            31
     Net cash provided (used) by operating            -----       -----         ----         -----          -----
        activities                                        -          47           97           (7)            137
    Investing activities:
        Purchase of property, plant and equipment                   (36)         (35)                         (71)
        Investments in affiliated companies and
          other businesses                                                       (30)                         (30)
        Investments in computer software                            (14)         (14)                         (28)
        Other                                                        25            8                           33
                                                      -----       -----         ----         -----          -----
    Net cash used by investing activities                 -         (25)         (71)            -            (96)
    Financing activities:                             -----       -----         ----         -----          -----
        Decrease in other long-term debt                             (1)          (1)                          (2)
        Net change in credit facility                               (22)          20                           (2)
        Net change in short-term debt
        Purchases of treasury stock                     (64)                                                  (64)
        Net change in inter-company accounts             26                      (33)            7              -
        Proceeds from exercise of stock options          68                        -                           68
        Purchase of warrants                            (35)                       -                          (35)
        Other                                             5           3            -                            8
     Net cash provided (used) by financing            -----       -----         ----         -----          -----
     activities                                           -         (20)         (14)            7            (27)
     Effect of exchange rate changes on cash and
        cash equivalents                                                          (2)                          (2)
     Net increase in cash and cash                    -----       -----         ----         -----          -----
        equivalents                                       -           2           10             -             12
     Cash and cash equivalents at beginning of
        period                                            -          19           66             -             85
                                                      -----       -----         ----         -----          -----
    Cash and cash equivalents at end of period        $   -       $  21         $ 76         $   -          $  97
                                                      =====       =====         ====         =====          =====

Note 7. Supplemental Consolidating Condensed Financial Information (continued)

                                            CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                                               FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                              (Unaudited)

                                                     Parent                  Other                      Consolidated
               (Dollars in millions)                 Company      ASI     Subsidiaries     Eliminations    Total
                                                     -------    ------    ------------     ------------ ------------

  Sales                                                         $1,306         $793          $(53)        $2,046
                                                                ------         ----          ----         ------
  Costs and expenses:
    Cost of sales                                                  993          573           (63)         1,503
    Selling and administrative expenses                            189          140           (13)           316
    Other (income) expense                                         (33)           9            23             (1)
    Interest expense                                                43            6                           49
                                                                ------         ----          ----         ------
      Total expenses                                             1,192          728          (53)         1,867
  Income before income taxes and equity in                      ------         ----          ----         ------
    net income of consolidated subsidiaries                        114           65             -            179
  Income taxes                                                      47           24             -             71
  Income before equity in net income of                         ------         ----          ----         ------
    consolidated subsidiaries                                       67           41              -           108
  Equity in net income of consolidated
    subsidiaries                                      $108           -            -          (108)            -
                                                      ----      ------         ----          ----         ------

  Net income                                          $108      $   67        $  41        $ (108)          $108
                                                      ====      ======        =====        ======         ======

                                             CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                              (Unaudited)

                                                     Parent                    Other                   Consolidated
               (Dollars in millions)                 Company       ASI      Subsidiaries Eliminations      Total

  Sales                                                         $2,393       $1,580        $ (105)        $3,868
                                                                ------       ------        ------         ------
  Costs and expenses:
    Cost of sales                                                1,821        1,167          (105)         2,883
    Selling and administrative expenses                            344          281           (13)           612
    Other (income) expense                                           -          (17)           13             (4)
    Interest expense                                                84           14                           98
                                                                ------       ------        ------         ------
      Total expenses                                             2,249        1,445          (105)         3,589
  Income before income taxes and equity in                      ------       ------        ------         ------
    net income of consolidated subsidiaries                        144          135             -            279
  Income taxes                                                      60           51             -            111
  Income before equity in net income of                         ------       ------        ------         ------
    consolidated subsidiaries                                       84           84             -            168
  Equity in net income of consolidated                $168           -            -          (168)            -
  subsidiaries                                        ----      ------       ------        ------         ------

  Net income                                          $168      $   84       $   84        $ (168)         $ 168
                                                      ====      ======       ======        ======

Note 7. Supplemental Consolidating Condensed Financial Information (continued)

                                                CONSOLIDATING CONDENSED BALANCE SHEETS
                                                        AS OF DECEMBER 31, 2000

                                                     Parent                  Other                   Consolidated
               (Dollars in millions)                Company       ASI    Subsidiaries Eliminations      Total
  ASSETS                                            -------    ------    ------------ ------------   ------------
  Current assets:
    Cash and cash equivalents                                  $   19       $   66                       $   85
    Accounts receivable, net                        $   1         492          534                        1,027
    Inventories                                                   327          279                          606
    Other current assets                                          101           60                          161
                                                    -----      ------       ------                       ------
      Total current assets                              1         939          939                        1,879
  Facilities, net                                                 516          867                        1,383
  Goodwill, net                                                   143          792                          935
  Investment in subsidiaries                          100          -            -         $ (100)            -
  Other assets                                                    410          138                          548
                                                    -----      ------       ------        ------         ------
      Total assets                                  $ 101      $2,008       $2,736        $ (100)        $4,745
  LIABILITIES AND STOCKHOLDERS'                     =====      ======       ======        ======         ======
     (DEFICIT) EQUITY
  Current liabilities:
    Loans payable to banks                                                 $    84                       $   84
    Current maturities of long-term debt                       $   10            2                           12
    Other current liabilities                                     908          803                        1,711
      Total current liabilities                                   918          889                        1,807
  Long-term debt                                                1,889          487                        2,376
  Reserve for postretirement benefits                             193          215                          408
  Intercompany accounts, net                        $ 494         456         (950)                          -
  Other long-term liabilities                                     355          192                          547
                                                    -----      ------       ------        ------         ------
      Total liabilities                               494       3,811          833                        5,138
      Total stockholders' (deficit) equity           (393)     (1,803)       1,903        $ (100)          (393)
      Total liabilities and stockholders'           -----      ------       ------        ------         ------
          (deficit) equity                          $ 101      $2,008       $2,736        $ (100)        $4,745
                                                    =====      ======       ======        ======         ======

Note 7. Supplemental Consolidating Condensed Financial Information (continued)

                                            CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                              (Unaudited)

                                                     Parent                  Other                     Consolidated
              (Dollars in millions)                  Company       ASI    Subsidiaries   Eliminations      Total
 Cash provided (used) by:                           --------      ----    ------------   ------------
   Operating activities:
     Net income                                       $ 168        $84          $84         $(168)         $ 168
     Adjustments to reconcile net income to net
        cash provided (used) by operations:

         Depreciation and amortization                    -         35           73                          108
         Other non-cash items                                        4            -                            4
         Equity in net income of subsidiaries          (168)                                  168              -
         Changes in assets and liabilities:
          Accounts receivable                                      (89)         (88)                        (177)
          Inventories                                               25         (132)                        (107)
          Accounts payable and other accruals             2        167          (69)           (1)            99
          Other assets and liabilities                    1       (114)         150             1             38
                                                      -----      -----        -----         -----          -----
     Net cash provided by continuing operations           3        112           18             -            133
     Net cash used by discontinued operations                      (10)           -                          (10)
                                                      -----      -----        -----         -----          -----
     Net cash provided by operating activities            3        102           18             -            123
                                                      -----      -----        -----         -----          -----
   Investing Activities:
       Purchase of property, plant and equipment                   (11)         (75)                         (86)
       Investments in affiliated companies and
         other businesses                               (20)        20          (27)                         (27)
       Investments in computer software                            (19)         (12)                         (31)
       Other                                                        13          (6)                            7
                                                      -----      -----        -----         -----          -----
   Net cash used by investing activities                (20)         3         (120)            -           (137)
   Financing activities:                              -----      -----        -----         -----          -----
       Repayments of long-term debt                                (43)          (3)                         (46)
       Net change in credit facility                                43          128                          171
       Net change in other short-term debt                           -            6                            6
       Purchases of treasury stock                      (94)                      -                          (94)
       Increase in loan from subsidiary                 103       (103)           -                            -
       Other                                              8          2           (1)                           9
                                                      -----      -----        -----         -----          -----
   Net cash provided (used) by financing                 17       (101)         130             -             46
   activities                                         -----      -----        -----         -----          -----
   Effect of exchange rate changes on cash and
     cash equivalents                                     -          -           (1)            -             (1)
   Net increase (decrease) in cash and cash           -----      -----        -----         -----          -----
     equivalents                                          -          4           27             -             31
   Cash and cash equivalents at beginning of          -----      -----        -----         -----          -----
     period                                                         11           50                           61
                                                      -----      -----        -----         -----          -----
   Cash and cash equivalents at end of period         $   -       $ 15         $ 77         $   -           $ 92
                                                      =====      =====        =====         =====          =====

Note 8. Segment Data

                                                    Summary Segment and Income Data
                                                         (Dollars in millions)
                                                              (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                             -------------------------   --------------------------

                                                                2001          2000          2001           2000
                                                             -----------   -----------   -----------    -----------
Sales:
      Air Conditioning Systems and Services                    $ 1,342       $ 1,293       $ 2,413        $ 2,359
      Plumbing Products                                            464           479           919            939
      Vehicle Control Systems                                      233           274           498            570
                                                               -------       -------       -------        -------
                                                               $ 2,039       $ 2,046       $ 3,830        $ 3,868
Segment income:
      Air Conditioning Systems and Services                    $   193       $   174       $   295        $   268
      Plumbing Products                                             43            50            79             90
      Vehicle Control Systems                                       35            38            80             82
                                                               -------       -------       -------        -------
                                                                   271           262           454            440
Equity in net income of unconsolidated joint ventures                6             9            11             19
                                                               -------       -------       -------        -------
                                                                   277           271           465            459
Interest expense                                                    44            49            91             98
Corporate and other expenses                                        41            43            78             82
Income from continuing operations                              -------       -------       -------        -------
      before income taxes                                      $   192        $  179       $   296         $  279
                                                               =======       =======       =======        =======

For a comparative analysis of this Summary Segment and Income Data, see Management's Discussion and Analysis of Financial Position and Results of Operations.

PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Second Quarter and First Six Months of 2001 Compared with the Second Quarter and First Six Months of 2000

     Sales in the second quarter of 2001 were $2,039 million, a decrease of $7 million, or less than 1% (up 3% excluding unfavorable foreign exchange effects), from $2,046 million in the second quarter of 2000. Sales increased 4% for Air Conditioning Systems and Services but decreased 3% for Plumbing Products and 15% for Vehicle Control Systems.

     Segment income for the second quarter of 2001 was $271 million, an increase of $9 million, or 3% (6% excluding unfavorable foreign exchange effects), from $262 million in the second quarter of 2000. Segment income increased 11% for Air Conditioning Systems and Services but decreased 14% for Plumbing Products and 8% for Vehicle Control Systems.

     Sales for the first half of 2001 were $3,830 million, a decrease of $38 million, or 1% (up 2% excluding unfavorable foreign exchange effects), from $3,868 million in the first half of 2000. Sales increased 2% for Air Conditioning Systems and Services but decreased 2% for Plumbing Products and 13% for Vehicle Control Systems. Segment income was $454 million for the first half of 2001, an increase of 3% (6% excluding unfavorable foreign exchange effects), compared with $440 million in the first half of 2000. Segment income increased 10% for Air Conditioning Systems and Services but decreased 12% for Plumbing Products and 2% for Vehicle Control Systems.

     Sales of Air Conditioning Systems and Services increased 4% (5% excluding the effect of foreign exchange) to $1,342 million for the second quarter of 2001, from $1,293 million for the second quarter of 2000, primarily because of gains in U.S. residential and commercial businesses and growth in Asia. This growth was a strong performance relative to the generally weaker markets. We believe that in the U.S., the commercial market was flat and the residential market was down 5%. Worldwide commercial applied and commercial unitary sales increased 3% (5% excluding foreign exchange effects). The increase resulted principally from growth in the U.S. service and solutions business. U.S. sales also benefited from expansion of the global accounts program and sales of Integrated Comfort Systems, which combine new high-efficiency chillers, air handlers, terminal products and controls into one system. Sales outside the U.S., which are substantially commercial, improved by 10% when adjusted for divestitures and foreign exchange, with gains in Asia, Latin America and Canada. Improved markets, particularly in China, and expansion of the global accounts business drove the growth in Asia. Residential sales in the U.S. increased 6% benefiting from the Company’s strong position in the premium market, expanding distribution (including Sears and Home Depot in the retail channel), and continuing share gains in both cooling systems and furnaces. The market trend toward higher-efficiency units evident last year and in the first quarter of 2001 continued in the second quarter. The residential business gain was achieved despite the residential market decline and generally cooler-than-normal weather. Sales for Air Conditioning Systems and Services for the first half of 2001 increased by 2% (3% excluding foreign exchange effects) to $2,413 million from $2,359 million in the first half of 2000, primarily for the same reasons explaining the second quarter increase.

     Segment income of Air Conditioning Systems and Services increased 11% (with little effect from foreign exchange) to $193 million in the second quarter of 2001 from $174 million in the second quarter of 2000 as margins improved from 13.5% to 14.4%. The worldwide commercial business benefited primarily from improved volume in the services and solutions business, and higher volume in Asia. The residential business improved because of share gains, a shift in customer demand to higher-capacity, higher-efficiency products and cost improvements. Segment income for the first half of 2001 increased 10% (with little effect from foreign exchange) to $295 million from $268 million in the first half of 2000, essentially for the reasons mentioned for the second quarter increase.

     Sales of Plumbing Products decreased 3% (increased 1% excluding unfavorable foreign exchange effects) to $464 million in the second quarter of 2001, from $479 million in the second quarter of 2000. The exchange-adjusted increase was the result of gains in Europe and the Americas. The European increase (2% excluding foreign exchange) reflected volume improvements from share gains in some countries and the effects of minor acquisitions. The overall European economy was slightly weaker. Sales in the Americas increased less than 1% (more than 1% excluding foreign exchange effects) due to growth of 2% in the U.S., partly offset by a decline in Latin America. The increase in the U.S. was relatively strong considering that the second quarter of 2000 grew 25% and despite a softening economy. Sales through the retail channel expanded, but the wholesale channel weakened. Marketing initiatives mitigated the weakness in wholesale markets with a gain of four new wholesale distributors. Record sales of faucets were achieved in the quarter as market share in the retail channel increased. Sales in other international operations declined moderately. Sales of Plumbing Products for the first half of 2001 decreased 2% (increased 3% excluding unfavorable foreign exchange effects) to $919 million from $939 million in the first half of 2000. This exchange-adjusted increase was due principally to the same factors affecting second quarter results.

      Segment income of Plumbing Products for the second quarter of 2001 decreased 14% (9% excluding unfavorable foreign exchange effects), to $43 million from $50 million for the 2000 second quarter. The decrease was principally attributable to product mix, higher energy costs, some remaining manufacturing performance issues in the Americas and expenses related to the transition of production capacity to Mexico, partly offset by savings derived from materials management and Six Sigma initiatives. Segment income was down in the U.S. and Latin America and up slightly in Europe and Asia. Margins declined from 10.4% in the second quarter of 2000 to 9.3% in the second quarter or 2001. Segment income for the first half of 2001 decreased 12% (7% excluding unfavorable foreign exchange effects) to $79 million from $90 million in the first half of 2000. The decrease resulted primarily for the same reasons as those responsible for the second quarter decrease.

     Sales of Vehicle Control Systems for the second quarter of 2001 were $233 million, a decrease of 15% (8% excluding unfavorable foreign exchange effects) from $274 million in the second quarter of 2000, primarily because of a significant deterioration in the North American commercial vehicle market and a softening in European markets. Unit volumes of truck and bus production decreased 45% in the U.S. and 7% in Western Europe compared with the second quarter of 2000. The impact of these declines was tempered somewhat by an increase in Asia which continued to grow at an accelerated rate. Sales generally declined less than the markets, as new products, new applications with existing customers, geographic expansion and market penetration tempered the effects of the cyclical nature of the commercial vehicle markets. Sales in Europe (excluding export sales to the U.S. marketing joint venture) were down 4% from the second quarter of 2000 in a market that declined 7%. Similarly, although the North American market declined 45%, sales of anti-lock braking systems to the U. S. marketing joint venture declined 38%. Sales of Vehicle Control Systems for the first half of 2001 decreased 13% (6% excluding unfavorable foreign exchange effects) to $498 million from $570 million in the first half of 2000, primarily for the reasons cited for the second quarter decrease.

     Segment income for Vehicle Control Systems for the second quarter of 2001 decreased 8% (flat excluding unfavorable foreign exchange effects) to $35 million from $38 million in the second quarter of 2000, primarily reflecting lower volumes. Despite the lower volumes, margins improved from 13.9% in the second quarter of 2000 to 15.0% in the second quarter of 2001. Margins are benefiting from a structural reduction in cost as labor-intensive production continues to be shifted to the new facility in Poland and from productivity enhancements including Six Sigma and materials management initiatives. Segment income for Vehicle Control Systems for the first half of 2001 was $80 million, a decrease of 2% (increase of 7% excluding unfavorable foreign exchange effects) from $82 million in the first half of 2000, principally for the same reasons cited for the second quarter results.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures decreased to $6 million in the second quarter of 2001 from $9 million in the year-earlier quarter, and decreased to $11 million in the first half of 2001 from $19 million in the 2000 first half. These decreases reflected the significant decline in the North American truck manufacturing market and its effect on Vehicle Control Systems’ U.S. braking systems marketing joint venture.

     Interest expense decreased by $5 million in the second quarter of 2001 and by $7 million in the first half of 2001 compared to the year-earlier quarter and first half, because of lower average debt balances and lower average interest rates. Corporate and other expenses decreased by $2 million in the second quarter of 2001 and by $4 million in the first half of 2001 compared to the year-earlier quarter and first half. These decreases were the result of changes in various accounts, none individually significant.

     The income tax provision for the second quarter of 2001 was $72 million and for the first half of 2001 was $111 million, or 37.5% of income before income taxes, compared with provisions of $71 million and $111 million, or 39.75% of income before income taxes in the same periods of 2000. The effective income tax rate is lower in 2001 primarily because of various tax planning initiatives.

Liquidity and Capital Resources

     Net cash provided by operating activities, after cash interest paid of $89 million, was $137 million for the first six months of 2001, compared with net cash provided of $123 million for the same period of 2000. The $14 million improvement resulted primarily from higher net income and higher non-cash compensation charges because Company contributions to the Employee Stock Ownership Plan (ESOP) were funded with shares of common stock in 2001 but with cash in 2000. In addition, depreciation and amortization were somewhat higher in 2001. Those increases were partly offset by higher working capital usage. Accounts receivable and inventories increased in the first half of both years. The receivables increase in 2001 was smaller than the first-half 2000 increase primarily because growth in our businesses was significantly lower in 2001 than in 2000 when sales increased 12% in local currencies. The inventory increase in both periods reflected the normal seasonal pattern and a decision to increase certain air conditioning and plumbing products inventories to serve customers better. The increase in 2001 was lower than in 2000 because the growth of the business was slower in 2001. The increase in accounts payable and accruals in 2001 was smaller than in 2000 and reflected smaller growth of the business in 2001 and timing differences in accruals and payments. In investing activities, the Company made capital expenditures of $101 million for the first half of 2001, including $30 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $113 million in the first half of 2000, including $27 million of investments in affiliated companies and other businesses. The Company also invested $28 million in computer software in the first six months of 2001, compared with $31 million in the 2000 period, and received proceeds of $27 million from sale and leaseback transactions in 2001. In financing activities, the Company realized proceeds from the exercise of stock options of $68 million in 2001, compared with $9 million in 2000, and purchased approximately 1.1 million shares of its common stock for $64 million in the first half of 2001 pursuant to the Company’s share repurchase program, compared with the purchase of approximately 2.4 million shares for $94 million in the first half of 2000. Additionally, the company bought back warrants for the purchase of 3 million shares of the Company’s common stock held by Kelso ASI Partners, L. P. for $35 million in the second quarter of 2001.

     In January 1997 the Company entered into the 1997 Credit Agreement which requires no repayment of principal prior to its expiration in January 2002 and provides the Company with senior secured credit facilities aggregating $1.75 billion as follows: (a) a $750 million U.S. dollar revolving credit facility and a $625 million multi-currency revolving credit facility (the “Revolving Facilities”), and (b) a $375 million multi-currency periodic access credit facility. Up to $500 million of the Revolving Facilities may be used to issue letters of credit. On January 31, 2001, the Company made a $100 million prepayment which reduced the availability under the U.S. dollar revolving credit facility to $707 million, under the multi-currency revolving facility to $589 million and under the Periodic Access Facility to $354 million, or a total of $1.65 billion. The 1997 Credit Agreement contains restrictive covenants and other requirements with which the Company believes it is currently in compliance. Outstanding debt under the 1997 Credit Agreement is classified as long term because management believes a new credit agreement will be successfully negotiated.

     In December 1998, the 1997 Credit Agreement was amended to permit American Standard to issue up to an additional $500 million principal amount of senior or subordinated unsecured debt securities, to reorganize ownership of certain subsidiaries and intellectual property rights, and to lower the interest coverage ratios and increase the debt coverage ratios applicable to the Company beginning for periods ending December 31, 1998. The purpose of the amendment was primarily to accommodate the refinancing of $150 million of American Standard’s 10 7/8% senior notes due May 15, 1999 and the financing of other proposed capital expenditures. In November 1999, the 1997 Credit Agreement was amended to permit the Company to sell its Medical Systems business and to increase the limit on annual lease payments. In September 2000, the 1997 Credit Agreement was amended to extend the Company’s authorization to repurchase annually up to $100 million of its Common Stock beyond July 9, 2001, to expand the Company’s authorization, for hedging purposes, to enter into commodity purchase or option agreements and credit derivative agreements, and to increase the amount of equity the Company is authorized to invest in its financial services joint venture.

      At June 30, 2001, the Company had borrowings of $614 million outstanding under the Revolving Facilities. There was $586 million available under the Revolving Facilities after reduction for borrowings and for $96 million of letters of credit usage. The Company's foreign subsidiaries had $79 million available at June 30, 2001, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company's operations in China have $15 million available under bank credit facilities after reduction for borrowings of $20 million and letters of credit usage of $20 million.

     On May 28, 1999, the Company completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10 7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the February 1999 acquisition of Armitage/Dolomite. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to a $1 billion shelf registration filed with the Securities and Exchange Commission in November 1998 (the “1998 Shelf Registration”). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures. The Company believes that the amounts available from operating cash flows, funds available under its 1997 Credit Agreement (or successor agreement) and future borrowings under the remaining $540 million of the 1998 Shelf Registration will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

     As described in Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, there are pending German Tax issues for the years 1984 through 1994. There has been no change in the status of these issues since that report was filed.

Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the “Notes to Financial Statements” under the headings “Restructuring and Asset Impairment Charges,” “Tax Matters,” and in the section titled “Management’s Discussion and Analysis of Results of Operations and Financial Position.” Many important factors could cause actual results to differ materially from management’s expectations, including the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Plumbing Products’ markets and the level of truck and bus production in the Company’s Vehicle Control Systems markets; the ability of the Company to implement its restructuring program as planned; the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company’s markets; pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company’s international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company’s products or potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company’s German tax counsel or that may affect the Company’s expected effective tax rate for 2001; the ability of the Company to successfully negotiate a new credit agreement; transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; the extent of and the costs at which the Company effects repurchases of its common stock; and the extent to which the Company reduces outstanding debt.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of German tax issues see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part I of this report which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s 2000 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 3, 2001. At the Annual Meeting, the Company’s stockholders: (a) elected three Class III Directors with terms expiring at the 2004 Annual Meeting of Stockholders and one Class II Director with a term expiring at the 2003 Annual Meeting of Stockholders; and (b) ratified the appointment of Ernst & Young LLP as independent Certified Public Accountants of the Company for 2001.

Following the Annual Meeting, two Class I Directors, having terms expiring in 2002, and two Class II Directors, having terms expiring in 2003, continued in office.

                    The following sets forth the results of voting at the Annual Meeting: Broker
                       Matters                           For            Against         Abstentions         Votes
      Election of Directors*
      - For a term expiring at the Annual
         Meeting of Stockholders in 2004

         Steven E. Anderson                            52,540,381       313,838              *                0
         Roger W. Parsons                              52,538,482       315,737              *                0
         Jared L. Cohon                                52,530,163       324,056              *                0

      - For a term expiring at the Annual
         Meeting of Stockholders in 2003
         Edward E. Hagenlocker                         52,540,902       313,317              *                0

      Appointment of Independent                       52,680,338       112,567            61,314             0
      Accountants

   ----------------------
* With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either “For” or “Withheld”, or to vote “For all except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withheld” and for named exceptions.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

        (b) Reports on Form 8-K.

             On May 24, 2001, the Company filed a Current Report on Form 8-K describing the exercise of warrants to purchase 3 million shares of the Company’s common stock by Kelso ASI Partners, L.P., and the coincident reacquisition of the warrants by the Company.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ G. Ronald Simon
Vice President and Controller
(Principal Accounting Officer)

August 10, 2001

AMERICAN STANDARD COMPANIES INC.
INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

                Exhibit No.                Description
                   (12)                    Ratio of Earnings to Fixed Charges