Form 10-Q
period 2001-09-30
AMERICAN STANDARD COMPANIES INC
filed 2001-11-13
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-11415
AMERICAN STANDARD COMPANIES INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3465896

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ	08855-6820

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(732) 980-6000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X     Yes              No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, outstanding at

October 31, 2001	71,766,182 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

         American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware Corporations. Hereinafter, “American Standard” or the “Company” will refer to the Company or to the Company and American Standard Inc. and ASII, including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

SALES	$1,885	$1,961	$5,715	$5,829

COST AND EXPENSES

Cost of sales	1,416	1,475	4,270	4,358

Selling and administrative expenses	282	288	869	900

Other expense (income)	1	(1)	3	(4)

Interest expense	42	51	133	149

	1,741	1,813	5,275	5,403

INCOME BEFORE INCOME TAXES	144	148	440	426

Income taxes	54	59	165	169

NET INCOME	$90	$89	$275	$257

NET INCOME PER COMMON SHARE:

Basic	$1.25	$1.28	$3.86	$3.65

Diluted	$1.23	$1.23	$3.76	$3.54

Average common shares outstanding:

Basic	71,837,275	69,805,720	71,317,942	70,362,842

Diluted	73,448,426	72,381,511	73,073,934	72,504,612

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
(Dollars in millions
except share data)

	September 30,	December 31,
	2001	2000

CURRENT ASSETS

Cash and cash equivalents	$95	$85

Accounts receivable	1,142	1,027

Inventories

Finished products	443	381

Products in process	140	117

Raw materials	115	108

	698	606

Other current assets	174	161

TOTAL CURRENT ASSETS	2,109	1,879

FACILITIES, less accumulated depreciation:

September 2001 - $635; Dec. 2000 - $604	1,339	1,383

GOODWILL	935	935

OTHER ASSETS	600	548

TOTAL ASSETS	$4,983	$4,745

CURRENT LIABILITIES

Loans payable to banks	$77	$84

Current maturities of long-term debt	26	12

Accounts payable	638	660

Accrued payrolls	209	215

Other accrued liabilities	892	836

TOTAL CURRENT LIABILITIES	1,842	1,807

LONG-TERM DEBT	2,266	2,376

RESERVE FOR POSTRETIREMENT BENEFITS	430	408

OTHER LIABILITIES	575	547

TOTAL LIABILITIES	5,113	5,138

STOCKHOLDERS’ DEFICIT

Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—

Common stock $.01 par value, 200,000,000 shares authorized; 71,797,312 shares issued and outstanding in 2001; 69,532,574 in 2000	1	1

Capital surplus and other	672	609

Treasury stock	(511)	(453)

Retained earnings (accumulated deficit)	37	(238)

Deferred loss on hedge contracts	(5)	—

Foreign currency translation effects	(324)	(312)

TOTAL STOCKHOLDERS’ DEFICIT	(130)	(393)

	$4,983	$4,745

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)

	Nine months ended
	September 30,

	2001	2000

CASH PROVIDED BY:

OPERATING ACTIVITIES:

Net income	$275	$257

Adjustments to reconcile net income

To net cash provided by operations:

Depreciation and amortization	170	162

Other non-cash items	51	6

Changes in assets and liabilities:

Accounts receivable	(126)	(218)

Inventories	(94)	(118)

Accounts payable and other accruals	(55)	66

Other assets and liabilities	61	55

Net cash provided by continuing operations	282	210

Net cash used by discontinued operations	—	(13)

Net cash provided by operating activities	282	197

INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(104)	(135)

Investments in affiliated companies and other businesses	(31)	(29)

Investment in computer software	(42)	(46)

Other	37	11

Net cash used by investing activities	(140)	(199)

FINANCING ACTIVITIES:

Repayments of long-term debt	(3)	(51)

Net change in credit facility	(83)	192

Net change in other short-term debt	(7)	(4)

Purchases of treasury stock	(92)	(131)

Proceeds from exercise of stock options	84	18

Purchase of warrants	(35)	—

Other	5	—

Net cash (used) provided by financing activities	(131)	24

Effect of exchange rate changes on cash and cash equivalents	(1)	(2)

Net increase (decrease) in cash and cash equivalents	10	20

Cash and cash equivalents at beginning of period	85	61

Cash and cash equivalents at end of period	$95	$81

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

Note 2. New Credit Agreement

On November 6, 2001, the Company entered into two new bank credit agreements, which replaced the 1997 credit agreement (the “1997 Credit Agreement”). The new credit agreements provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities aggregating $1.3 billion available to all Borrowers as follows: (a) a five-year, $1 billion multi-currency revolving credit facility which expires in 2006 and (b) a 364-day, $300 million U.S. dollar revolving credit facility which expires November 5, 2002 with an option to renew for an additional 364 days.

The Company pays a facilities fee of .225% per annum on the five-year facility and .175% per annum on the 364-day facility (whether or not borrowed), and borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus 1.025% and 1.075% per annum, respectively. These LIBOR spreads are subject to adjustment should the Company’s bank-debt rating change. The Company also pays 1.025% per annum plus issuance fees for letters of credit.

The aggregate borrowings of up to $1.3 billion available under the new facilities can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $150 million for same-day, short-term borrowings. Each loan outstanding under these facilities is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with certain conditions contained in the agreements.

The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the new credit agreements. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the new credit agreements.

The new credit agreements contain various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and

Amortization), and consolidated free cash flow to interest expense. The Company believes it is currently in compliance with the covenants contained in the new credit agreements.

         At September 30, 2001, there were $891 million of borrowings outstanding and $11 million of letters of credit issued under the 1997 Credit Agreement, leaving availability thereunder of $748 million. In addition, there were $90 million of letters of credit issued under a temporary letter of credit facility established to facilitate transition to the new credit agreements. Those borrowings and letters of credit were refinanced under the new credit agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Note 3. Restructuring and Asset Impairment Charges

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

A total of 1,750 people are being terminated under this program, of which 1,410 had been terminated as of September 30, 2001.

Following is a summary of the 2000 restructuring program and asset impairment charges (dollars in millions):

	Initial	Non-cash	Balance		Balance
	Charge	Write-off	Dec. 31,	Paid in	Sept 30,
	in 2000	in 2000	2000	2001	2001

Termination payments and other employee costs	$47.4	$—	$47.4	$24.3	$23.1

Asset impairments	24.1	24.1	—	—	—

Other	3.7	—	3.7	.8	2.9

	$75.2	$24.1	$51.1	$25.1	$26.0

The Company expects that essentially all of the $26 million balance as of September 30, 2001 related to this restructuring program will be utilized by the end of 2001.

1998-1999 Restructuring Program

As of September 30, 2001, the unutilized balance of accrued charges for this program was $4.3 million, all of which the Company expects will be paid by the end of 2001.

Note 4. Comprehensive Income

Total comprehensive income, consisting of net income, foreign currency translation effects and deferred losses on hedge contracts, was $75 million and $121 million for the three months ended September 30, 2001 and 2000, respectively, and $260 million and $223 million for the nine months ended September 30, 2001 and 2000, respectively.

Note 5. Tax Matters

As described in Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, there are pending German tax issues for the years 1984 through 1994. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Note 6. Earnings Per Share

The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2001 and 2000 included 1,611,151 and 2,575,791 average incremental shares, respectively, for the assumed exercise of stock options. The nine-month periods ended September 30, 2001 and 2000 included 1,755,992 and 2,141,770 average incremental shares, respectively.

Note 7. Impact of Recently Issued Accounting Standards

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $30 million, or $.41 per share annually. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect, if any, the results of these tests will have on the results of operations or financial position of the Company.

Note 8. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and nine months ended September 30, 2001 and 2000, statements of cash flows for the nine months ended September 30, 2001 and 2000 and balance sheets as of September 30, 2001 and December 31, 2000 for the Parent Company and ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,114	$835	$(64)	$1,885

Costs and expenses:

Cost of sales		850	630	(64)	1,416

Selling and administrative expenses		152	130		282

Other (income) expense		(5)	6		1

Interest expense		35	7		42

Intercompany interest expense (income)		4	(4)		—

Total expenses		1,036	769	(64)	1,741

Income before income taxes and equity in net income of consolidated subsidiaries		78	66	—	144
Income taxes		30	24	—	54

Income before equity in net income of consolidated subsidiaries		48	42	—	90

Equity in net income of consolidated subsidiaries	$90	—	—	$(90)	—

Net income	$90	$48	$42	$(90)	$90

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$3,341	$2,551	$(177)	$5,715

Costs and expenses:

Cost of sales		2,526	1,921	(177)	4,270

Selling and administrative expenses		476	393		869

Other (income) expense		(18)	21		3

Interest expense		107	26		133

Intercompany interest expense (income)		16	(16)		—

Total expenses		3,107	2,345	(177)	5,275

Income before income taxes and equity in net income of consolidated subsidiaries		234	206	—	440

Income taxes		89	76	—	165

Income before equity in net income of consolidated subsidiaries		145	130		275

Equity in net income of consolidated subsidiaries	$275	—	—	(275)	—

Net income	$275	$145	$130	$(275)	$275

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents		$13	$82		$95

Accounts receivable, net		527	615		1,142

Inventories		349	349		698

Other current assets		102	72		174

Total current assets		991	1,118		2,109

Facilities, net		521	818		1,339

Goodwill, net		136	799		935

Investment in subsidiaries	$406	—	—	$(406)	—

Other assets		465	135	—	600

Total assets	$406	$2,113	$2,870	$(406)	$4,983

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Loans payable to banks			$77		$77

Current maturities of long-term debt		$25	1		26

Other current liabilities		962	777		1,739

Total current liabilities		987	855		1,842

Long-term debt		2,203	63		2,266

Reserve for postretirement benefits		214	216		430

Intercompany accounts, net	$536	82	(618)		—

Other long-term liabilities		316	259		575

Total liabilities	536	3,802	775	$—	5,113

Total stockholders’ (deficit) equity	(130)	(1,689)	2,095	(406)	(130)

Total liabilities and stockholders’ (deficit) equity	$406	$2,113	$2,870	$(406)	$4,983

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$275	$145	$130	$(275)	$275

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		75	95		170

Other non-cash items		51			51

Equity in net income of subsidiaries	(275)			275	—

Changes in assets and liabilities:

Accounts receivable	1	(35)	(92)		(126)

Inventories		(22)	(72)		(94)

Accounts payable and other accruals		(80)	25		(55)

Other assets and liabilities	(1)		62		61

Net cash provided (used) by operating activities	—	134	148	—	282

Investing activities:

Purchase of property, plant and equipment		(54)	(50)		(104)

Investments in affiliated companies and other businesses			(31)		(31)

Investments in computer software		(21)	(21)		(42)

Other		22	15		37

Net cash used by investing activities	—	(53)	(87)	—	(140)

Financing activities:

Repayments of long-term debt		(1)	(2)		(3)

Increase (decrease) in credit facility usage		328	(411)		(83)

Net change in other short-term debt			(7)		(7)

Purchases of treasury stock	(92)				(92)

Net change in inter-company accounts	38	(414)	376		—

Proceeds from exercise of stock options	84				84

Purchase of warrants	(35)				(35)

Other	5				5

Net cash provided (used) by financing activities	—	(87)	(44)	—	(131)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Net increase in cash and cash equivalents	—	(7)	17	—	10

Cash and cash equivalents at beginning of period	—	19	66	—	85

Cash and cash equivalents at end of period	$—	$12	$83	$—	$95

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,253	$758	$(50)	$1,961

Costs and expenses:

Cost of sales		945	580	(50)	1,475

Selling and administrative expenses		162	131	(5)	288

Other (income) expense		1	(7)	5	(1)

Interest expense		43	8	—	51

Intercompany interest expense (income)		7	(7)		—

Total expenses		1,158	705	(50)	1,813

Income before income taxes and equity in net income of consolidated subsidiaries		95	53	—	148

Income taxes		39	20	—	59

Income before equity in net income of consolidated subsidiaries		56	33	—	89

Equity in net income of consolidated subsidiaries	$89	—	—	$(89)	—

Net income	$89	$56	$33	$(89)	$89

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$3,646	$2,338	$(155)	$5,829

Costs and expenses:

Cost of sales		2,767	1,747	(156)	4,358

Selling and administrative expenses		505	412	(17)	900

Other (income) expense		(7)	(15)	18	(4)

Interest expense		126	23	—	149

Intercompany interest expense (income)		16	(16)	—	—

Total expenses		3,407	2,151	(155)	5,403

Income before income taxes and equity in net income of consolidated subsidiaries		239	187	—	426

Income taxes		98	71	—	169

Income before equity in net income of consolidated subsidiaries		141	116	—	257

Equity in net income of consolidated subsidiaries	$257	—	—	$(257)	—

Net income	$257	$141	$116	$(257)	$257

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2000
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents		$19	$66		$85

Accounts receivable, net	$1	492	534		1,027

Inventories		327	279		606

Other current assets		101	60		161

Total current assets	1	939	939		1,879

Facilities, net		516	867		1,383

Goodwill, net		143	792		935

Investment in subsidiaries	100	—	—	$(100)	—

Other assets		410	138		548

Total assets	$101	$2,008	$2,736	$(100)	$4,745

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Loans payable to banks			$84		$84

Current maturities of long-term debt		$10	2		12

Other current liabilities		908	803		1,711

Total current liabilities		918	889		1,807

Long-term debt		1,889	487		2,376

Reserve for postretirement benefits		193	215		408

Intercompany accounts, net	$494	456	(950)		—

Other long-term liabilities		355	192		547

Total liabilities	494	3,811	833	$—	5,138

Total stockholders’ (deficit) equity	(393)	(1,803)	1,903	(100)	(393)

Total liabilities and stockholders’ (deficit) equity	$101	$2,008	$2,736	$(100)	$4,745

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$257	$141	$116	$(257)	$257

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization	—	54	108		162

Other non-cash items		6	—		6

Equity in net income of subsidiaries	(257)			257	—

Changes in assets and liabilities:

Accounts receivable		(118)	(100)		(218)

Inventories		26	(144)		(118)

Accounts payable and other accruals	2	64	—		66

Other assets and liabilities	(2)	1	56		55

Net cash provided by continuing operations	—	174	36	—	210

Net cash used by discontinued operations		(13)			(13)

Net cash provided by operating activities	—	161	36	—	197

Investing Activities:

Purchase of property, plant and equipment		(11)	(124)		(135)

Investments in affiliated companies and other businesses	(16)	16	(29)		(29)

Investments in computer software		(27)	(19)		(46)

Other		(5)	16		11

Net cash used by investing activities	(16)	(27)	(156)	—	(199)

Financing activities:

Repayments of long-term debt		(47)	(4)		(51)

Net change in credit facility		36	156		192

Net change in other short-term debt		—	(4)		(4)

Purchases of treasury stock	(131)	—	—		(131)

Proceeds from exercise of stock options	18				18

Net change in intercompany accounts	129	(129)	—		—

Net cash provided (used) by financing activities	16	(140)	148	—	24

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	—	(6)	26	—	20

Cash and cash equivalents at beginning of period		11	50		61

Cash and cash equivalents at end of period	$—	$5	$76	$—	$81

Note 9. Segment Data

Summary Segment and Income Data
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales:

Air Conditioning Systems and Services	$1,208	$1,257	$3,620	$3,616

Plumbing Products	453	450	1,373	1,389

Vehicle Control Systems	224	254	722	824

	$1,885	$1,961	$5,715	$5,829

Segment income:

Air Conditioning Systems and Services	$153	$162	$447	$430

Plumbing Products	43	40	122	130

Vehicle Control Systems	27	30	107	112

	223	232	676	672

Equity in net income of unconsolidated joint ventures	3	7	14	26

	226	239	690	698

Interest expense	42	51	133	149

Corporate and other expenses	40	40	117	123

Income from continuing operations before income taxes	$144	$148	$440	$426

For a comparative analysis of this Summary Segment and Income Data, see Management’s Discussion and Analysis of Financial Position and Results of Operations.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Third Quarter and First Nine Months of 2001
Compared with the Third Quarter and First Nine Months of 2000

         The Company’s sales in the third quarter of 2001 were $1,885 million, a decrease of $76 million, or 4% (2% excluding unfavorable foreign exchange effects), from record third quarter sales of $1,961 million in 2000. Sales decreased 4% for Air Conditioning Systems and Services and 12% for Vehicle Control Systems but increased 1% for Plumbing Products.

         Segment income for the third quarter of 2001 was $223 million, a decrease of $9 million, or 4% (3% excluding foreign exchange effects), from $232 million in the third quarter of 2000. Segment income decreased 6% for Air Conditioning Systems and Services and 10% for Vehicle Control Systems, but increased 8% for Plumbing Products.

         Sales for the first nine months of 2001 were $5,715 million, a decrease of $114 million, or 2% (an increase of 1% excluding foreign exchange effects), from $5,829 million in the first nine months of 2000. Sales were flat for Air Conditioning Systems and Services, down 1% for Plumbing Products and down 12% for Vehicle Control Systems. Segment income was $676 million for the first nine months of 2001, an increase of 1% (3% excluding the unfavorable effects of foreign exchange), compared with $672 million in the first nine months of 2000. Segment income increased 4% for Air Conditioning Systems and Services, but decreased 6% for Plumbing Products and 4% for Vehicle Control Systems.

         Sales for Air Conditioning Systems and Services were $1,208 million for the third quarter of 2001, a decrease of 4% (3% excluding unfavorable foreign exchange effects) from $1,257 million for the third quarter of 2000 due to lower volume in the commercial equipment business. This decline was substantially less than the decline suffered by the air conditioning markets as a whole. We believe that in the U.S., the commercial unitary markets were down 18%, the applied markets down approximately 5% and residential markets down 1.5%. The Company's worldwide commercial applied and commercial unitary sales decreased 6% (5% excluding foreign exchange effects). The decrease resulted principally from lower commercial equipment volumes in the U.S., as new projects and replacement programs were deferred. That decline was substantially offset by growth in the U.S. service, parts and solutions business. Sales outside the U.S., which are substantially commercial, were essentially flat when adjusted for divestitures and foreign exchange, with gains in Europe and Canada offset by declines in Latin America, Asia and the Middle East. Residential sales in the U.S. increased 5%, benefiting from the Company’s strong position in the premium market, expanding distribution (including Sears and Home Depot in the retail channel), and continuing share gains in both cooling systems and furnaces. The market trend toward higher-efficiency units evident last year and in the first half of 2001 continued in the third quarter. The residential business gain was achieved despite the residential market decline and generally cooler-than-normal weather. Sales for Air Conditioning Systems and Services for the first nine months of 2001 were essentially flat (but increased 1% excluding foreign exchange effects) at $3,620 million compared with $3,616 million in the first nine months of 2000. Volume gains in the first half of the year were offset by the third quarter decrease.

         Segment income for Air Conditioning Systems and Services decreased 6% (with little effect from foreign exchange) to $153 million in the third quarter of 2001 from $162 million in the third quarter of 2000, as margins declined from 12.9% to 12.7%. This decrease was almost entirely attributable to the U.S. commercial equipment business that suffered from decreased volume. That decline was partly offset by increased segment income for the residential business because of share gains, a shift in customer demand to higher-capacity, higher-efficiency products and cost improvements. Segment income for the first nine months of 2001 increased 4% (with little foreign exchange effect) to $447 million from $430 million in the first nine months of 2000. Volume gains achieved in 2001 in the services, parts and solutions business, and improvements in the residential business as described above exceeded the third-quarter decline experienced in the commercial equipment business.

         Sales for Plumbing Products increased 1% (3% excluding unfavorable foreign exchange effects) to $453 million in the third quarter of 2001 from $450 million in the third quarter of 2000. The exchange-adjusted increase was the result of gains in Europe and the Americas. The European increase (2% excluding foreign exchange) reflected volume increases from the acquisition of two small fittings manufacturers. Otherwise, European sales were flat. The overall European economy was slightly weaker. Sales in the Americas increased 4% (5% excluding foreign exchange effects) due to growth of 5% in the U.S. and 4% in Latin America, excluding exchange effects. The increase in the U.S. was relatively strong considering that the economy softened and markets declined, and when compared to the third quarter of 2000 which grew 11%. Sales through both the retail and wholesale channels expanded. Record sales of faucets were achieved in the quarter as market share in the retail channel increased. Sales of Plumbing Products for the first nine months of 2001 decreased 1% (increased 3% excluding unfavorable foreign exchange effects) to $1,373 million from $1,389 million in the first nine months of 2000. This exchange-adjusted increase was due principally to the same factors affecting third quarter sales.

         Segment income of Plumbing Products for the third quarter of 2001 was $43 million, an increase of 8% (10% excluding unfavorable foreign exchange effects) from $40 million for the 2000 third quarter. The increase was principally attributable to volume increases in Europe and Latin America and in U.S. faucets. European operations benefited from improved productivity resulting from the restructuring implemented as part of a lower-cost sourcing program. Margins increased from 8.9% in the third quarter of 2000 to 9.5% in the third quarter of 2001. Segment income for the first nine months of 2001 decreased 6% (1% excluding unfavorable foreign exchange effects) to $122 million from $130 million in the first nine months of 2000. First-half declines more than offset third quarter improvements. The overall nine-month decrease was primarily attributable to product mix, higher energy costs, manufacturing performance issues in the Americas and expenses related to the transition of production capacity to Mexico, partly offset by savings derived from materials management and Six Sigma initiatives.

         Sales of Vehicle Control Systems for the third quarter of 2001 were $224 million, a decrease of 12% (8% excluding unfavorable foreign exchange effects) from $254 million in the third quarter of 2000 primarily because of a significant deterioration in the North American commercial vehicle market and a softening in European markets. Unit volumes of truck and bus production decreased 25% in the U.S. and 11% in Western Europe compared with the third quarter of 2000. Sales generally declined less than the markets, as new products, new applications with existing customers, geographic expansion and market penetration tempered the effects of the cyclical nature of the commercial vehicle markets. Sales in Europe (excluding export sales to the Company’s U.S. marketing joint venture) were down 8% from the third quarter of 2000 in a market that declined 11%. Similarly, sales of anti-lock braking systems to the U. S. marketing joint venture declined less than the markets in which the Company participates. Sales of Vehicle Control Systems for the first nine months of 2001 decreased 12% (6% excluding unfavorable foreign exchange effects)

to $722 million from $824 million in the first nine months of 2000, primarily for the reasons cited for the third quarter decrease.

         Segment income for Vehicle Control Systems for the third quarter of 2001 decreased $3 million ($2 million excluding unfavorable foreign exchange effects) to $27 million from $30 million in the third quarter of 2000. This primarily reflected lower volumes. Despite the lower volumes, margins improved from 11.8% in the third quarter of 2000 to 12.1% in the third quarter of 2001. Margins are benefiting from a structural reduction in cost as labor-intensive production continues to be shifted to the new facility in Poland and from productivity enhancements including Six Sigma and materials management initiatives. Segment income for Vehicle Control Systems for the first nine months of 2001 was $107 million, a decrease of 4% (increase of 3% excluding unfavorable foreign exchange effects) from $112 million in the first nine months of 2000, principally for the same reasons cited for the third quarter decrease.

Other Summary Income Data Items

         Equity in net income of unconsolidated joint ventures was $3 million in the third quarter of 2001, compared with $7 million in the year-earlier quarter, and was $14 million in the first nine months of 2001 compared with $26 million in the first nine months of 2000. These decreases reflect the significant decline in the North American truck manufacturing market and its effect on Vehicle Control Systems’ U.S. braking systems marketing joint venture. Earnings of Air Conditioning Systems and Services’ compressor manufacturing joint venture and the Company’s financial services joint venture were essentially even with last year.

         Interest expense decreased by $9 million in the third quarter of 2001 and by $16 million in the first nine months of 2001 compared with the year-earlier periods, because of lower average debt balances and lower average interest rates. Corporate and other expenses in the third quarter of 2001 were flat with last year’s third quarter and decreased by $6 million for the first nine months of 2001 compared to the year-earlier nine months, reflecting changes in various accounts.

         The income tax provision for the third quarter of 2001 was $54 million and for the first nine months of 2001 was $165 million, or 37.5% of pre-tax income, compared with provisions of $59 million and $169 million, or 39.75% of pre-tax income in the comparable periods of 2000. The effective income tax rate is lower in 2001 primarily because of various tax planning initiatives.

         On October 16, 2001, the company announced that it would be reducing its salaried workforce by about 1,000 people in anticipation of continued weak economic conditions. This workforce reduction will result in a pre-tax charge in the fourth quarter of about $25 million or 21 cents per share after taxes. The Company estimates that it will realize about $40 million in savings in 2002 as a result of this action.

Liquidity and Capital Resources

         Net cash provided by operating activities, after cash interest paid of $132 million, was $282 million for the first nine months of 2001, compared with net cash provided of $197 million for the same period of 2000. The $85 million improvement resulted primarily from higher net income, higher non-cash compensation charges because Company contributions to the Employee Stock Ownership Plan (ESOP) were funded with shares of common stock in 2001 but with cash in 2000, and lower working capital usage. In addition, depreciation and amortization were somewhat higher in 2001. Accounts receivable and inventories increased in the first nine months of both years. The receivables increase in 2001 was smaller than the 2000 increase primarily because sales in our businesses leveled off in 2001 whereas in 2000 sales increased 12% in local currencies. The inventory increase in both periods reflected a decision to increase certain air conditioning and plumbing products inventories to serve customers better. The increase in 2001 was lower than in 2000 because growth in the business was significantly lower in 2001 than in 2000. Accounts payable and accruals decreased in 2001 (a use of cash) and increased in 2000 (a source of cash) and reflected much smaller growth of the business in 2001 and timing differences in accruals and payments. In investing activities, the Company made capital expenditures of $104 million for the first nine months of 2001, including $31 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $135 million in the first nine months of 2000, including $29 million of investments in affiliated companies and other businesses. The Company also invested $42 million in computer software in the first nine months of 2001, compared with $46 million in the 2000 period, and received proceeds of $27 million from sale and leaseback transactions in 2001. In financing activities, the Company realized proceeds from the exercise of stock options of $84 million in 2001, compared with $18 million in 2000. The company purchased approximately 1.5 million shares of its common stock for $92 million in the first nine months of 2001 pursuant to the Company’s share repurchase program, compared with the purchase of approximately 3.2 million shares for $131 million in the first nine months of 2000. Under this program the Company has been authorized by the Board of Directors to repurchase additional shares at a cost of up to $72 million through July 7, 2002. Additionally, the company bought back warrants for the purchase of 3 million shares of the Company’s common stock held by Kelso ASI Partners, L. P. for $35 million in the second quarter of 2001.

         On November 6, 2001, the Company entered into two new bank credit agreements, which replaced the 1997 Credit Agreement (see Note 2 to Financial Statements). The new agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.3 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day, $300 million U.S. dollar facility which expires November 5, 2002, with an option to renew for an additional 364 days.

         The aggregate borrowings of up to $1.3 billion available under the new facilities can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $150 million for same-day, short-term borrowings. Each loan outstanding under these facilities is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with certain conditions contained in the new agreements.

         The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the new credit agreements. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the new credit agreements.

         The new credit agreements contain various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company believes it is currently in compliance with the covenants contained in the new credit agreements.

         At September 30, 2001, there were $891 million of borrowings outstanding and $11 million of letters of credit issued under the 1997 Credit Agreement, leaving availability thereunder of $748 million. In addition, there were $90 million of letters of credit issued under a temporary letter of credit facility established to facilitate transition to the new credit agreements. Those borrowings and letters of credit were refinanced under the new credit agreements. The Company chose to reduce the total funding available under its bank credit arrangements because improved cash flows, the reduction in total debt outstanding and improved credit rating have made alternative sources of financing more readily available to the Company. The Company’s foreign subsidiaries also had $77 million available at September 30, 2001, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company’s operations in China have $17 million available under bank credit facilities after reduction for borrowings of $18 million and letters of credit usage of $20 million. The Company believes that the amounts available from operating cash flows, funds available under its new credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration filed with the Securities and Exchange Commission in 1998 (the “1998 Shelf Registration”) will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

         Pursuant to the 1998 Shelf Registration, on May 28, 1999, the Company completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10-7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the February 1999 acquisition of Armitage/Dolomite. These Senior Notes are not subject to redemption. Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures.

         As described in Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, there are pending German Tax issues for the years 1984 through 1990. There has been no change in the status of these issues since that report was filed.

Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the “Notes to Financial Statements” under the headings “Restructuring and Asset Impairment Charges,” “Tax Matters,” and in the section titled “Management’s Discussion and Analysis of Results of Operations and Financial Position.” Many important factors could cause actual results to differ materially from management’s expectations, including the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Plumbing Products’ markets and the level of truck and bus production in the Company’s Vehicle Control Systems markets; the ability of the Company to implement its restructuring program as planned; the extent to which the Company will be able to realize the estimated savings from the salaried workforce reduction: the timing of completion and success in the start-up of new production facilities; changes in U.S. or international economic conditions, such as inflation or interest rate fluctuations or recessions in the Company’s markets; pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales; labor relations; integration of acquired businesses; risks generally relating to the Company’s international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company’s products or potential products; changes in laws or different interpretations of laws including the risk that German judicial authorities will disagree with the opinions of the Company’s German tax counsel or that may affect the Company’s expected effective tax rate for 2001; transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; the extent of and the costs at which the Company effects repurchases of its common stock; and the extent to which the Company reduces outstanding debt.

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

         (b)  Reports on Form 8-K. During the fiscal quarter ended September 30, 2001, the Company filed no Current Reports on Form 8-K.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ G. Ronald Simon Vice President and Controller (Principal Accounting Officer)

November 12, 2001

AMERICAN STANDARD COMPANIES INC.
INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description

(10)(i)	Five-Year Credit Agreement, dated as of November 6, 2001, among the Company, American Standard Inc., American Standard International Inc., certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent; Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; filed herewith.

(10)(ii)	364-Day Credit Agreement, dated as of November 6, 2001, among the Company, American Standard Inc., American Standard International Inc., certain subsidiaries of the Company and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent and Swingline Lender; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; filed herewith.

(12)	Ratio of Earnings to Fixed Charges