Form 10-K
period 2001-12-31
AMERICAN STANDARD COMPANIES INC
filed 2002-03-25
CIK 836102

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                         COMMISSION FILE NUMBER 1-11415

                        AMERICAN STANDARD COMPANIES INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               13-3465896
              --------                               ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

       ONE CENTENNIAL AVENUE, P.O. BOX 6820,
              PISCATAWAY, NEW JERSEY                  08855-6820
              ----------------------                  ----------
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

                                                                  Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on February 28, 2002 was approximately $4.6 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on February 28, 2002: Common Stock, $.01 par value, 72,085,254 Shares.

Documents incorporated by reference:                  Part of the Form 10-K into
Document (Portions only)                         which document is incorporated.
------------------------                         -------------------------------
Definitive Proxy Statement used in connection
with the Annual Meeting of Shareholders to
be held on May 2, 2002                                                  Part III

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

                                     PART I
Item 1.     Business                                                          1
Item 2.     Properties                                                       14
Item 3.     Legal Proceedings                                                15
Item 4.     Submission of Matters to a Vote of Security Holders              15
Item 4A.    Executive Officers of the Registrant                             15

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters                                           17
Item 6.     Selected Financial Data                                          18
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           19
Item 7A.    Quantitative and Qualitative Disclosures about
               Market Risk                                                   31
Item 8.     Financial Statements and Supplementary Data                      33
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           61


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant               62
Item 11.    Executive Compensation                                           62
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                                62
Item 13.    Certain Relationships and Related Transactions                   62


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                   63


Signatures                                                                   69

                                     PART I

ITEM 1.  BUSINESS

         American Standard Companies Inc. is a global, diversified manufacturer of high quality, brand-name products in three major product groups: air conditioning systems and services (63% of 2001 sales); bathroom and kitchen fixtures and fittings (24% of 2001 sales); and vehicle control systems for heavy and medium-sized trucks, buses, trailers, luxury cars and sport utility vehicles (13% of 2001 sales). American Standard is one of the largest providers of products and services in each of its three major business segments. The Company's brand names include TRANE(R) and AMERICAN STANDARD(R) for air conditioning systems, AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R), PORCHER(R), JADO(R), ARMITAGE SHANKS(R), DOLOMITE(R), MELOH(R), VENLO(R) and BORMA(R) for plumbing products, and WABCO(R) for vehicle control systems.

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

         American Standard has adopted performance initiatives focused on three areas:

              o    Sales growth, including:
                        -    Expanding marketing efforts,
                        -    Building brand awareness and differentiation,
                        -    Introducing new products and services,
                        -    Geographic expansion.

              o    Margin improvement through:
                        -    Materials Management programs,
                        -    Six Sigma and other productivity enhancing actions.

              o    Financial initiatives, including:
                        -    Tax rate reduction,
                        -    Debt reduction,
                        -    Improved asset utilization and return on capital.

         Actions that the Company is taking in support of these initiatives are discussed below.

OVERVIEW OF BUSINESS SEGMENTS

         American Standard has three business segments: Air Conditioning Systems and Services, Plumbing Products and Vehicle Control Systems.

         AIR CONDITIONING SYSTEMS AND SERVICES. American Standard is a leading U.S. designer and producer of air conditioning systems and equipment for both domestic and export sales. It also provides control systems, aftermarket service and parts for its products, and performance contracting for the installation and maintenance of heating, ventilation and air conditioning systems. American Standard also manufactures air conditioning systems outside the U.S. Air Conditioning Systems and Services ("Trane") products are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. Sales to the commercial and residential markets accounted for approximately 80% and 20%, respectively, of Trane's total sales in 2001. Approximately 64% of Trane's sales in

2001 were in the replacement, renovation and repair markets. Trane derived 76% of its 2001 sales in the U.S. and 24% outside. Management believes Trane is well positioned for growth because of its high quality, high efficiency brand-name products; significant existing market shares; the introduction of new products, services and features such as electronic controls; the expansion of its broad distribution network; conversion to products utilizing environmentally-preferable refrigerants; and expansion of operations in developing market areas throughout the world, especially in Latin America and the Asia-Pacific area. In addition, the Company has entered an important strategic alliance with Daikin, the leading Japanese air conditioning manufacturer, to sell each other's highly complementary product lines.

         PLUMBING PRODUCTS. American Standard is a leading producer of bathroom and kitchen fixtures and fittings in Europe, the U.S. and several countries in Latin America and Asia. Its products are marketed through retail and wholesale sales channels for residential and commercial markets. Plumbing Products manufactures and distributes its products under the AMERICAN STANDARD(R), IDEAL STANDARD(R), STANDARD(R) and PORCHER(R), JADO(R), ARMITAGE SHANKS(R), DOLOMITE(R), MELOH(R), VENLO(R) and BORMA(R) names. Of Plumbing Products' 2001 sales, 64% was derived from operations outside the U.S. Management believes Plumbing Products is well positioned for growth because of its strong brands, significant existing market shares in a number of countries, new products and designs, and low-cost manufacturing capability.

         VEHICLE CONTROL SYSTEMS. Vehicle Control Systems ("WABCO") is a leading manufacturer of braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems, including antilock and electronic braking systems ("ABS" and "EBS", respectively), automated transmission controls and suspension control systems, marketed under the WABCO(R) name for heavy and medium-size trucks, buses, and trailers. WABCO also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles. WABCO supplies vehicle manufacturers such as DaimlerChrysler (Mercedes and Freightliner), Volvo, Iveco (Fiat), Scania, RVI (Renault), PACCAR, Hino, Nissan, Rover and GMC. Management believes that WABCO benefits from its strong market positions in Europe, North America and Brazil and its growing position in Asia. Management also believes WABCO's products are well positioned because of increasing demand for ABS and EBS; sophisticated electronic control systems for automated transmissions; air suspension systems and stability control systems; and automatic climate control and door control systems. WABCO has a strong reputation for technological innovation and is a leading systems development partner with several major vehicle manufacturers.

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

              o    Deliver premier customer service,
              o    Drive operational excellence, and
              o    Meet financial objectives.

         PREMIER CUSTOMER SERVICE

         American Standard plans to accomplish its goal of delivering premier customer service by identifying and meeting customer needs with:

              o    Superior products, services and solutions,
              o    Industry-leading order-to-delivery cycle times,
              o    A global presence to serve global customers,
              o Technological leadership and product innovation to meet changing customer needs, and
              o    An efficient and flexible distribution system.

         OPERATIONAL EXCELLENCE

         Operational performance will be enhanced through the use of Six Sigma techniques, Demand Flow Technology and Materials Management to:

              o    Improve design processes,
              o    Improve manufacturing processes,
              o    Reduce unit costs,

         resulting in:

              o    Increased productive capacity,
              o    Improved quality, and
              o    Improved speed to market.

                  SIX SIGMA

                  Six Sigma is a structured approach to significantly improve work processes. Applications range, for example, from improving yields on the first pass of products through the manufacturing process in a vitreous chinaware plant to eliminating non-value-added steps in administrative processes. Statistical and qualitative tools are used to diagnose performance deficiencies, identify and measure improvement opportunities and implement improved work methods to sustain performance gains.

                  Management introduced Six Sigma initiatives across the Company in 2000, with the objective of improving both manufacturing and administrative processes. These objectives complement and leverage the efficiencies of Demand Flow (described below) and significantly reduce process defects. Technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) are being developed and deployed through aggressive training and project deployment programs. By the end of 2001, the Company had 20 Master Black Belts, 340 Black Belts and 995 Green Belts that were certified or in training. By the end of 2002 the Company expects that approximately 480 Master Black Belts and Black Belts, and 1,800 Green Belts will have been certified or will be in training. Benefits have been realized with respect to improved process cycle times and increased productivity resulting in improved customer service. In 2001 the Company realized approximately $35 million in benefits and expects to realize incremental savings in 2002.

                  DEMAND FLOW(R)TECHNOLOGY*

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


         ---------------------
         * Demand Flow is a registered trademark of J-I-T Institute of Technology, Inc.

                  MATERIALS MANAGEMENT

                  The Materials Management initiative is centered on leveraging the collective buying power of our multiple business units on a global basis to improve purchasing efficiency, reduce the number of vendors and improve supplier logistics. Materials Management also involves working with vendors to develop effective components with lower part counts and easier assembly, resulting in reduced costs and improved quality. With material costs exceeding 50% of the cost of sales, management believes that improvements realized through Materials Management could result in substantial savings.

                  In 2000 and 2001, the Materials Management initiative focused on hiring experienced people, establishing processes and training. Management adopted challenging goals for continuous performance improvement. Benefits from this program were modest in 2000 but grew significantly in 2001 with realized benefits of approximately $60 million. The Company expects increased savings in 2002.

         FINANCIAL OBJECTIVES

         The Company sets annual financial performance objectives for sales growth, operating margin improvements, earnings per share growth and cash flow generation. The programs discussed above associated with achieving premier customer service and driving operational excellence are key to achieving these objectives. In addition, the Company has established programs to:

              o Reduce the effective tax rate through the use of various tax planning alternatives,
              o    Reduce debt and interest expense, and
              o    Improve asset utilization and return on capital.


         LINKAGE OF GOALS WITH INCENTIVE COMPENSATION PLANS

         Management has adopted incentive compensation plans that are directly linked to achievement of the Company-wide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

AIR CONDITIONING SYSTEMS AND SERVICES SEGMENT

         Air Conditioning Systems and Services became an American Standard business with the 1984 acquisition of the Trane Company, a manufacturer and distributor of air conditioning systems since 1913. Air conditioning systems are sold primarily under the TRANE(R) and AMERICAN STANDARD(R) names. In 2001 Trane, with revenues of $4,692 million, accounted for 63% of Company sales and 65% of its segment income. Trane derived 24% of its 2001 sales from outside the U.S. Approximately 64% of Trane's sales in 2001 were in the replacement, renovation and repair markets.

         Trane manufactures two general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool or heat, clean, humidify or dehumidify, and move air in a ducted system. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Trane is one of the largest global manufacturers of both unitary and applied air conditioning systems.

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

         Many of the air conditioning systems manufactured by Trane utilize HCFCs and in the past utilized CFCs as refrigerants. Various domestic and international laws and regulations, principally the 1990 Clean Air Act Amendments and the Montreal Protocol, require the eventual phase-out of the production and use of these refrigerants because of their possible deleterious effect on the earth's ozone layer if released into the atmosphere. Phase-in of substitute refrigerants necessitates replacement or modification of much of the air conditioning equipment already installed, which management believes created a significant, on-going market opportunity. In order to ensure that Trane products will be compatible with the substitute refrigerants, Trane has been working closely with the manufacturers that are developing substitute refrigerants. Trane has also been active in supporting industry-wide efforts to transition to these new fluids in an orderly and sensible fashion while balancing key environmental issues such as ozone depletion on one hand and global warming (greenhouse gas effects) on the other. See "General --Regulations and Environmental Matters."

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

         The Company, Heatcraft Technologies Inc. (a subsidiary of Lennox International Inc.) and Copesub, Inc., (a subsidiary of Emerson Electric Co.) are partners in Alliance Compressors ("Alliance"), a joint venture that manufactures compressors for use in air conditioning and refrigeration equipment. The Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance develops, manufactures, markets and sells, primarily to Trane and Lennox, scroll compressors utilized mainly in residential central air conditioning applications. Alliance operates principally from a facility in Natchitoches, Louisiana.

         In November 2001 the Company entered a comprehensive global strategic alliance with Daikin, a leading Japanese air conditioning manufacturer, to sell each other's highly complementary product lines. Through the alliance, the Company and Daikin will be able to provide their customers a complete line of heating, ventilation and air conditioning products, services and solutions for industrial, commercial and residential markets. Daikin has strong global market positions in ductless residential and commercial air conditioners as well as small chillers, which complement Trane's product lines. In 2002 a cross-sourcing arrangement will be started in Europe and in the longer term a series of other agreements will be developed for North and South America, the Asia Pacific region, the Middle East, Africa, India and China. In Japan, a cooperative relationship in the applied market is also planned.

         In 2000, Air Conditioning Systems and Services sold its Calorex water heater business for $68 million. Calorex was a non-core business that generated approximately $40 million in annual sales.

         At December 31, 2001, Trane had 29 manufacturing plants in 9 countries, employing approximately 25,300 people.

         In describing segment results, since 2000 the Company has classified its air conditioning operations as "Commercial" (commercial applied equipment and services and commercial unitary equipment and services) and "Residential" (residential unitary equipment and services). The Company believes this grouping is the most meaningful because commercial applied and commercial unitary products are closely related in terms of markets, customers and distribution channels, whereas the residential market and distribution channel are distinctly different. Previously, the Company classified air conditioning operations as Applied or Unitary in describing its segment results.

         COMMERCIAL SYSTEMS AND SERVICES

         Commercial Systems and Services ("Commercial Systems"), which accounted for 80% of Air Conditioning Systems and Services' 2001 sales, manufactures and distributes applied and commercial unitary air conditioning systems and parts throughout the world and provides related services. These products are for air conditioning applications in commercial, industrial and institutional buildings. Approximately 70% of Commercial Systems sales are in the U.S. and 30% in international markets. Other major suppliers of commercial systems are Carrier, York, Daikin and McQuay.

         In the U.S. and Canada, Commercial Systems markets its products, parts and services through 86 District offices, 48 of which are company-owned and 38 of which are franchised. Commercial Systems is continuing the process of acquiring certain commercial sales and service offices, having acquired two offices in 2001, one in 2000, five in 1999, six in 1998, seven in 1997 and three in 1996. In addition, some commercial unitary products are sold through independent wholesale distributors and dealer sales offices. Outside the U.S., Commercial Systems also has an extensive network of sales and service agencies, both company-owned and franchised, to sell products and provide maintenance and service.

         Commercial Systems emphasizes becoming the total solution for its customers' needs, providing equipment, controls, service, parts and performance contracting. During the last four years, Commercial Systems continued to introduce new applied products, broadening its line of high-efficiency centrifugal chillers, introducing new water cooled series R chillers, expanding the air cooled series R chiller line and introducing a new absorption chiller, a new water source heat pump and a new line of low pressure air handlers. Sales of systems that automatically control a building's performance, including energy consumption and air quality, continue to grow as a percentage of total sales with new product introductions such as Tracer Summit and wireless thermostats. Indoor air quality has emerged as a significant application to be served by the Company's products and services. Systems capabilities, coupled with equipment, service and parts have allowed Trane to be active in the performance contracting business as a comfort systems solution provider. One of the ways Trane provides complete solutions to customers heating, ventilation and air conditioning needs is through its EarthWise(TM) custom-engineered systems. An EarthWise(TM) solution combines optimal design of the equipment, systems, software controls and long-term management. An EarthWise(TM) system addresses the customer's needs in providing safe, efficient heating and cooling at the lowest possible cost, both for the initial system and over its lifetime. New industry-wide guidelines covering chiller efficiency were instituted in October 2001. Management believes that Trane's superior chiller efficiency will provide a competitive opportunity as these guidelines are adopted by all 50 states over the next two or three years.

         During the past five years Commercial Systems also successfully introduced several new commercial unitary products including: an ultra-high efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on indoor air quality enhancements and new capabilities for existing products. Early in 2001, Commercial Systems introduced a new commercial unitary product named Precedent(TM) with capacities from 2 to 10 tons. Precedent provides improved indoor air quality and higher efficiency, is easier to configure, easier to install and less expensive to manufacture, having 20% fewer parts and being 30% smaller than the products it replaces.

         RESIDENTIAL SYSTEMS AND SERVICES

         Residential Systems and Services ("Residential Systems"), which accounted for 20% of Air Conditioning Systems and Services' 2001 sales, manufactures and distributes products and provides related services for residential applications, primarily in North America. This group benefits significantly from the growth of the replacement market for residential unitary air conditioning systems in North America. Other major suppliers in the residential market are Carrier, York, Rheem, Lennox and Goodman Industries.

         Residential unitary products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, coils and related controls and accessories. These products are sold through independent wholesale distributors and Company-owned sales offices with over 340 stocking locations to dealers and contractors who sell and install the equipment. Residential Systems is also well positioned in the retail sales channel through arrangements with Home Depot, a major home improvement center, and Sears, a major merchandiser, through which certain residential central heating and air conditioning systems are marketed.

         Since 1998, Residential Systems successfully introduced several new products including: a line of multi-stage cooling and heat pump units offering the industry's highest efficiencies; a unique line of outdoor condensing units for the AMERICAN STANDARD(R) brand; and an ultra-high efficiency gas furnace with variable speed airflow and gas combustion components. In the fourth quarter of 2001, Residential Systems launched a major new residential split system cooling and heat pump product that will compete in a market covering about 50% of the total residential air conditioning market in North America. This new product line, with capacities of one to five tons, has a very consumer-oriented design and is of higher quality and efficiency. It is also easier to install, safer to operate, utilizes environmentally preferable refrigerants and is lower cost to manufacture, requiring 60% fewer parts than the products it replaces.

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

         e-BUSINESS

         In 1999 Trane launched a segment-wide e-business initiative aimed at providing contractors, engineers, national accounts and other key customers access to Trane product and systems data necessary for them to select, purchase and service Trane products. This "extranet" initiative, called the Trane ComfortSite(TM), allows dealers, distributors, contractors and global and national account customers to access all pertinent information on residential and light commercial products and service parts so that they will be able to select, check availability, price, purchase and track delivery of these goods on-line, 24 hours a day, 7 days a week.

         SERVICE PARTS INITIATIVES

         Trane recognizes the value of providing a convenient and reliable source of repair parts to service all products and systems it manufactures. In support of current and future Trane customers, a significant investment is being made to expand the number of locations and provide easy access to parts needed to maintain and repair all products that Trane manufactures and sells on a worldwide basis. In addition, Trane offers annual service agreements and long-term partnership arrangements to customers.

PLUMBING PRODUCTS SEGMENT

         Plumbing Products manufactures and distributes bathroom and kitchen fixtures and fittings primarily under the IDEAL STANDARD(R), AMERICAN STANDARD(R), STANDARD(R), PORCHER(R), JADO(R), ARMITAGE SHANKS(R), DOLOMITE(R), MELOH(R), VENLO(R) and BORMA(R) names. In 2001, Plumbing Products, with revenues of $1,813 million, accounted for 24% of the Company's sales and 19% of its segment income. Plumbing Products derived 64% of its total 2001 sales from operations outside the U.S.

         Plumbing Products' sales were 54% from chinaware fixtures, 28% from fittings (typically brass) and 8% from bathtubs, with the remainder consisting of related plumbing products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the U.S., a significant and growing number of products are sold through home improvement centers. In total the residential market accounts for approximately 75% of Plumbing Products' sales, with the commercial and industrial markets providing the remainder.

         Plumbing Products operates through three primary geographic groups:
Europe, Americas and Asia.

         The Company sells products in Europe primarily under the brand names IDEAL STANDARD(R), JADO(R), ARMITAGE SHANKS(R), DOLOMITE(R), PORCHER(R), MELOH(R), VENLO(R) and BORMA(R). It manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Germany, Italy, France, the U.K., Greece, the Czech Republic, Bulgaria and Egypt and distributes products in other European countries.

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

         In Asia the Company manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD(R), IDEAL STANDARD(R), and STANDARD(R) through its wholly-owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand, the Philippines and Vietnam. The group also operates in China through a majority-owned joint venture which has ownership interests in six joint ventures and one wholly-owned subsidiary. See "Globalization".

         The Company's plumbing products are sold in the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the Company's European and U.S. sales but only about 40% of the sales in Asia, where there is more growth in new construction. In the U.S. and Europe the replacement and remodeling market has historically been more stable than the new construction market and has shown moderate growth over the past several years. With the exception of the U.K., the new construction market in Europe has been weak since 1994. In the U.S. the new construction market evidenced strong growth in the mid and late 1990's and through the first half of 2000 before declining in the second half. Although the new construction market did not grow in 2001, it remained at a high level. The new construction market, in which builders or contractors make product selection, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market, consumers make model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Through expansion of manufacturing in low-cost locations, Plumbing Products has become more competitive, enabling it to increase sales of products in the lower and middle segments of both the remodeling and new construction markets.

         In the U.S., Plumbing Products are marketed through both the wholesale and retail channels. The growing retail home center industry market channel has become a significant part of U.S. sales and is expected to continue to grow in the future, despite the economic slowdown.

         Plumbing Products is also continuing programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

         In an effort to capture a larger share of the replacement and remodeling market, Plumbing Products has introduced a variety of new products designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites designed by internationally known designers and electronically controlled products. Faucet technology is centered on anti-leak, anti-scald and other features to meet emerging consumer and legislative requirements. Plumbing Products recently introduced a faucet (ClearTap(TM)) with an under-the-counter filtering system which delivers clear, safe water directly from the tap.

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

         As of December 31, 2001, Plumbing Products employed approximately 28,000 people and, including affiliated companies, had 66 manufacturing plants in 25 countries and sells products in more than 40 countries.

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

VEHICLE CONTROL SYSTEMS SEGMENT

         Operating under the WABCO(R) name, Vehicle Control Systems designs, manufactures and sells brake and control systems primarily for the worldwide commercial vehicle industry. WABCO's largest selling products are pneumatic braking control systems and related electronic controls ("ABS" and "EBS") and conventional components for tractors, buses, trailers and sport utility vehicles. In 2001 WABCO, with sales of $960 million, accounted for 13% of the Company's sales and 16% of its total segment income. The Company believes that WABCO is the worldwide technology leader for braking, suspension and transmission controls for commercial vehicles. Electronic controls, first introduced in ABS in the early 1980's, are increasingly applied in other control systems sold to the commercial vehicle industry. In 1995 WABCO began supplying electronic suspension controls to the luxury car market and sport utility vehicle market.

         WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's largest customers are DaimlerChrysler (Mercedes and Freightliner), Volvo, Iveco
(Fiat), Scania, RVI (Renault), Paccar, Hino, Nissan and Rover. WABCO's principal competitor is Knorr/Bremse. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

         In North America, WABCO markets ABS and other vehicle control products through its 50%-owned joint venture with Meritor Automotive Inc. ("Meritor WABCO"). Meritor WABCO, which supplies the North American truck manufacturing market, grew significantly from 1997 through 1999, in part because of regulations mandating antilock braking systems on commercial vehicles. Although truck production in North America declined significantly in 2000 and 2001, Meritor WABCO continued to expand its customer base and range of products sold to major truck manufacturers. WABCO also sells non-brake-related products directly to manufacturers in North America.

         The European market for new trucks, buses, trailers, and replacement parts decreased 9% in 2001, following an improvement of 5% in 2000. The Brazilian market decreased 2% after improving sharply in 2000. The North American market declined significantly in 2000 and 2001, following very significant increases in 1998 and 1999.

         WABCO has developed an advanced electronic braking system, stability control systems, electronically controlled air suspension systems, automated transmission controls and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. During 1997 a major European truck manufacturer introduced its new heavy-duty truck line which incorporated a significant number of WABCO products, including EBS. In 1998 WABCO entered the passenger car market with an advanced, electronically controlled air suspension system -"Air Glide"- now featured by the two leading German luxury car manufacturers. WABCO has expanded the Air Glide system family to other luxury car and sport utility vehicle manufacturers in Europe and North America. In 1997 WABCO and a leading European truck manufacturer introduced electronic controls for automated transmissions in heavy vehicles as standard equipment. The Company believes that automated transmission control will be increasingly important in the industry. In 2001 WABCO began production of its automated transmission system for a new range of heavy-duty trucks being introduced in 2002 in Europe by a global truck manufacturer. Other new products under development include further advancements in electronic braking, stability and safety controls, as well as driveline control and suspension control systems.

         Vehicle Control Systems, headquartered in Europe, has manufacturing subsidiaries in Brazil and Poland and a joint venture in China. In the U.S. the Meritor WABCO joint venture grew rapidly from 1997 through 1999 as federal regulations mandating ABS were fully phased in as of March 1999. However, in 2000 and 2001, the North American truck manufacturing market declined significantly. The Company also has a majority-owned joint venture in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1997 to produce air compressors designed by WABCO), and a sales and distribution joint venture in Japan. In March 1999, WABCO acquired the heavy vehicle manufacturing business of Mando Machinery Corporation in South Korea.

         At December 31, 2001, WABCO and affiliated companies employed approximately 6,300 people and had 13 manufacturing facilities and 13 sales organizations operating in 21 countries. Principal manufacturing operations are in Germany, France, the United Kingdom, Poland, the Netherlands and Brazil. WABCO has joint ventures in the U.S. (Meritor WABCO and WABCO Compressor Manufacturing Co.), in Japan with Sanwa Seiki (WABCO Japan), in India with TVS Group (Sundaram Clayton Ltd.) and in China.

DISCONTINUED OPERATIONS

         In the fourth quarter of 2000, the Company completed the sale of the Medical Systems segment pursuant to a plan approved by the Company's Board of Directors in the fourth quarter of 1999. The 1999 loss from discontinued operations of $126 million consists of a loss from operations of $14 million, net of tax benefit and a loss on disposition of $112 million, net of tax benefit. Operating results, net assets and cash flows of the discontinued Medical Systems segment have been reported separately from continuing operations in the Consolidated Financial Statements which appear in Item 8 of Part II of this report.

BUSINESS SEGMENT DATA

         Information concerning revenues and segment profit attributable to each of the Company's business segments and geographic areas is set forth in Item 6, "Selected Financial Data," in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 15 of Notes to Financial Statements which are incorporated herein by reference. Information concerning identifiable assets of each of the Company's business segments is set forth in Note 15 of Notes to Financial Statements, which is incorporated herein by reference.

GENERAL

         RAW MATERIALS

         The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and natural gas. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to operations. The Company has integrated most of its important suppliers into the Demand Flow manufacturing process by developing with them just-in-time supply delivery schedules to coordinate with the Company's customer demand and delivery schedules. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages. Also see "Company Goals - Operational Excellence - Materials Management."

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


                      BUSINESS SEGMENT                 TRADEMARK
                      ----------------                 ---------

              Air Conditioning Systems and Services    TRANE(R)
                                                       AMERICAN STANDARD(R)

              Plumbing Products                        AMERICAN STANDARD(R)
                                                       IDEAL STANDARD(R)
                                                       STANDARD(R)
                                                       PORCHER(R)
                                                       JADO(R)
                                                       ARMITAGE SHANKS(R)
                                                       DOLOMITE(R)
                                                       MELOH(R)
                                                       VENLO(R)
                                                       BORMA(R)
                                                       CLEARTAP(TM)

              Vehicle Control Systems                  WABCO(R)


         The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

         RESEARCH AND PRODUCT DEVELOPMENT

         The Company made expenditures of $184 million in 2001, $176 million in 2000 and $156 million in 1999 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $133 million in 2001, $126 million in 2000 and $103 million in 1999 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Systems and Services' research and development expenditures were primarily related to alternative refrigerants with less impact on the environment, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer sponsored research and development activities in these periods was insignificant.

         REGULATIONS AND ENVIRONMENTAL MATTERS

         The Company's U.S. operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with such laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released, including 24 proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has been named a potentially responsible party or a third party by a potentially responsible party. Expenditures in 2001, 2000 and 1999 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, the Company believes that these environmental actions will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

         The Company's international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. The Company believes it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company's facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2001, 2000 and 1999 to evaluate and remediate these sites were not material.

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

         EMPLOYEES

         The Company employed approximately 60,000 people as of December 31, 2001 (excluding employees of unconsolidated joint venture companies). The Company has a total of 16 labor union contracts in North America (covering approximately 12,100 employees), nine of which expire in 2002 (covering approximately 7,600 employees), three of which expire in 2003 (covering approximately 1,500 employees) and three of which expire in 2004 (covering approximately 2,500 employees). There can be no assurance that the Company will successfully negotiate the labor contracts expiring during 2002 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect its results of operations.

         In February 2001, 1,200 Air Conditioning Systems and Services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In January 1999, 1,900 Air Conditioning Systems and Services employees went on strike for 22 days at the Clarksville, Tennessee, manufacturing plant. In February 1998, 1,100 Air Conditioning Systems and Services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant. In 1997, 150 employees went on strike for 77 days at the Rushville, Indiana, air conditioning plant. Other than these strikes, the Company has not experienced any significant work stoppages in North America in the last five years.

         The Company also has a total of 30 labor contracts outside North America (covering approximately 18,000 employees). In December 2000, there was a 20-day work stoppage at the chinaware manufacturing plant of the Indonesia Plumbing Products subsidiary, involving 950 employees. In early 1996 there was a 5-week work stoppage at the two chinaware manufacturing plants of the Philippines Plumbing Products subsidiary, involving 700 employees, where the Company combined the two facilities. Other than the Indonesian and Philippines work stoppages, the Company has not experienced any significant work stoppage in the last five years outside North America.

         Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages.

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

ITEM 2.  PROPERTIES

         As of December 31, 2001, the Company conducts its manufacturing activities through 108 plants in 29 countries of which the principal facilities are:

    Business Segment          Location                    Major Products Manufactured at Location
    ----------------          --------                    ---------------------------------------
    Air Conditioning          Clarksville, TN             Commercial unitary air conditioning
      Systems and Services    Fort Smith, AR              Commercial unitary air conditioning
                              La Crosse, WI               Applied air conditioning systems
                              Lexington, KY               Air handling products
                              Macon, GA                   Commercial air conditioning systems
                              Pueblo, CO                  Applied air conditioning systems
                              Rushville, IN               Air handling products
                              Trenton, NJ                 Residential gas furnaces and air handlers
                              Tyler, TX                   Residential air conditioning
                              Waco, TX                    Water source heat pumps and air handlers
                              Charmes, France             Applied air conditioning systems
                              Epinal, France              Unitary air conditioning systems
                              Taicang, China              Applied and Unitary air conditioning systems
                              Taipei, Taiwan              Unitary air conditioning systems
                              Sao Paulo, Brazil           Unitary air conditioning systems

    Plumbing Products         Paintsville, KY             Brass plumbing fittings
                              Salem, OH                   Enameled-steel fixtures and acrylic bathtubs
                              Tiffin, OH                  Vitreous china
                              Toronto, Canada             Enameled-steel fixtures
                              Sevlievo, Bulgaria          Vitreous china and brass plumbing fittings
                              Teplice, Czech Republic     Vitreous china
                              Hull, England               Vitreous china and acrylic bathtubs
                              Middlewich, England         Vitreous china
                              Rugeley, England            Vitreous china and acrylic bathtubs
                              Wolverhampton, England      Brass plumbing fittings
                              Dole, France                Vitreous china
                              Revin, France               Vitreous china and bathtubs
                              Wittlich, Germany           Brass plumbing fittings
                              West Java, Indonesia        Vitreous china
                              Orcenico, Italy             Vitreous china
                              Brescia, Italy              Vitreous china
                              Trichiana, Italy            Vitreous china
                              Aguascalientes, Mexico      Vitreous china
                              Mexico City, Mexico         Vitreous china
                              Monterrey, Mexico           Brass plumbing fittings
                              Tlaxcala, Mexico            Vitreous China
                              Manila, Philippines         Vitreous china
                              Seoul, South Korea          Brass plumbing fittings
                              Bangkok, Thailand           Vitreous china
                              Tianjin, China              Vitreous china
                              Beijing, China              Enameled steel fixtures
                              Shanghai, China             Vitreous china and brass plumbing fittings
                              Guangdong Province, China   Vitreous china, plumbing fittings and bathtubs
                                                          Enameled steel fixtures

    Vehicle Control           Campinas, Brazil            Vehicle Control Systems
      Systems                 Leeds, England              Vehicle Control Systems
                              Claye-Souilly, France       Vehicle Control Systems
                              Hanover, Germany            Vehicle Control Systems
                              Mannheim, Germany           Foundation brakes
                              Wroclaw, Poland             Vehicle Control Systems

         All the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan, West Java, Indonesia, Manila, Philippines, Seoul, South Korea and Claye-Souilly, France which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

         In 2001 the Company's manufacturing plants operated moderately below capacity.

         The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters is located in Piscataway, New Jersey.

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

         The Company had been in discussions and negotiations with The State Finance Administration for the North Rhine-Westphalia, Germany (the "German Tax Authority") concerning certain tax issues covering the years 1984-1994. For the years 1984-1990, the Company received a tax assessment from the German Tax Authority in the amount of $90 million. For years 1991-1994, the Company anticipated a further assessment for an amount substantially greater than that assessed for 1984-1990. On January 15, 2002, the Company settled all issues for all years (1984-1994) for a current cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company has adequately reserved for all issues, the settlement will have no future impact on operating results.

         Over the years the Company has been named as defendant in cases claiming personal injury from asbestos. The Company does not consider that it has any significant financial risk because: it has never had to pay any of its money to claimants; it has ample insurance coverage with small yearly deductibles; and the products that have been named in claims have a low-risk profile and/or no direct linkage to the specific claim.

         For a discussion of environmental issues see "Item 1. Business - General - Regulations and Environmental Matters." See also Note 14 of Notes to Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 1, 2002 with respect to each person who is an executive officer of the Company:

       NAME            AGE                 POSITION WITH COMPANY
       ----            ---                 ---------------------
Frederic M. Poses       59    Chairman and Chief Executive Officer, and Director
Lawrence B. Costello    54    Senior Vice President, Human Resources
G. Peter D'Aloia        57    Senior Vice President and Chief Financial Officer
W. Craig Kissel         50    Senior Vice President, Vehicle Control Systems
J. Paul McGrath         61    Senior Vice President, General Counsel and
                              Secretary
Marc R. Olivie          48    Senior Vice President, Plumbing Products
Wilfried Delker         61    Vice President and General Manager, Plumbing
                              Products, Europe
R. Scott Massengill     39    Vice President and Treasurer
David R. Pannier        51    Vice President, Trane Residential Systems

         Each officer of the Company is elected by the Board of Directors to hold office until the first Board meeting after the Annual Meeting of Shareholders next succeeding his election.

         Set forth below is the principal occupation of each of the executive officers named above during the past five years.

         Mr. Poses was elected to the Board of American Standard Companies Inc. in October 1999, and he was elected Chief Executive Officer effective January 1, 2000. Prior to that, beginning in 1998, he was President and Chief Operating Officer of AlliedSignal Inc. (now known as Honeywell), having spent his entire 30-year business career with that corporation. He was also a Director and Vice Chairman of AlliedSignal from 1997 until October 1999.

         Mr. Costello joined the Company as Senior Vice President, Human Resources, effective June 1, 2000. From April 1994 until that date, he served in various capacities at Campbell Soup Company, including Vice President, Global Human Resources.

         Mr. D'Aloia was elected Senior Vice President and Chief Financial Officer effective February 1, 2000. Prior to that he was employed by AlliedSignal Inc. (now known as Honeywell), most recently serving as Vice President - Business Development. He spent 27 years with AlliedSignal Inc. in diverse management positions, including Vice President - Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials sector.

         Mr. Kissel was elected Senior Vice President, Vehicle Control Systems in January 1998. Prior thereto he was Vice President of Air Conditioning Systems and Services' Unitary Products Group since January 1992, becoming Group Executive in March 1994.

         Mr. McGrath joined the Company as Senior Vice President, General Counsel and Secretary, effective January 17, 2000. From 1996 until that date, he served as Senior Vice President, General Counsel and Secretary of FMC Corporation.

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

         Mr. Delker was elected a Vice President in April 1990, and since January 2002, has served as General Manager of Plumbing Products, Europe. From April 1990 until January 2002, he served as Group Executive, Plumbing Products, Worldwide Fittings.

         Mr. Massengill joined the Company effective April 1, 2001, as Vice President and Treasurer. He was Assistant Treasurer of Bristol-Myers Squibb Company from 1999 to March 2001 and prior thereto, he spent four years from 1996 to 1999 with AlliedSignal Inc. in various financial management positions.

         Mr. Pannier was elected a Vice President in January 1998 and since January 2002 has served as Vice President, Trane Residential Systems. From January 1998 until January 2002 he served as Group Executive, North American Unitary Products Group. He served as Coach of Unitary Products Group Marketing and Sales from July 1995 until December 1997, and prior thereto as Vice President, Residential Marketing from November 1991 until July 1995.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The common stock of the Company is listed on The New York Stock Exchange (the "Exchange") under the symbol "ASD". The common stock was first traded on the Exchange on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company's common stock at an initial price to the public of $20.00 per share (the "Offering"). Prior to the Offering there was no established public trading market for the Company's shares.

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

As of March 12, 2002 there were 836 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 36,000 beneficial owners of its common stock.

         No dividends have been declared on the Company's common stock since the Offering, and the Company does not currently intend to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the Company's stock repurchase program.

         Set forth below are the high and low sales prices for shares of the Company's common stock for each quarterly period in 2000 and 2001.


                  2000                   High             Low
                  ----                   ----             ---
             First quarter              $45.81          $34.31
             Second quarter              46.94           37.50
             Third quarter               49.75           41.00
             Fourth quarter              49.50           38.50

                  2001
                  ----
             First quarter              $62.25          $46.75
             Second quarter              67.46           56.40
             Third quarter               70.90           51.24
             Fourth quarter              68.97           52.45

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share data)                              Year Ended December 31,
                                                        ---------------------------------------------------------
                                                         2001        2000         1999         1998         1997
                                                        ------      ------       ------       ------       ------
Segment and Income Data:
Segment sales:
   Air Conditioning Systems and Services                $4,692      $4,726       $4,337       $3,940       $3,567
   Plumbing Products                                     1,813       1,803        1,755        1,510        1,439
   Vehicle Control Systems                                 960       1,069        1,098        1,106          952
                                                        ------      ------       ------       ------       ------
Total sales                                             $7,465      $7,598       $7,190       $6,556       $5,958
                                                        ======      ======       ======       ======       ======
Segment income:
   Air Conditioning Systems and Services                 $ 515       $ 531        $ 453        $ 386        $ 386
   Plumbing Products                                       148         162          164          119          119
   Vehicle Control Systems                                 124         147          134          153          127
                                                        ------      ------       ------       ------       ------
Total segment income (a)                                   787         840          751          658          632
Equity in net income of unconsolidated joint                19          30           37           27           12
ventures
Gain on sale of Calorex (b)                                  -          57            -            -            -
Restructuring and asset impairment charges (c)               -         (70)         (15)        (197)           -
Interest expense                                          (169)       (199)        (188)        (188)        (192)
Corporate expenses (a)                                    (161)       (149)        (134)        (110)        (105)
                                                        ------      ------       ------       ------       ------
Income from continuing operations before income
   taxes and extraordinary item                            476         509          451          190          347
Income taxes                                              (181)       (194)        (187)        (141)        (124)
                                                        ------      ------       ------       ------       ------
Income from continuing operations before
   extraordinary item                                   $  295      $  315       $  264       $   49       $  223
                                                        ======      ======       ======       ======       ======
      Per share:
         Basic                                           $4.13       $4.49        $3.74        $ .68        $3.03
         Diluted                                         $4.04       $4.36        $3.63        $ .66        $2.93
Average number of outstanding common shares:
    Basic                                           71,453,219   70,123,285  70,524,145   71,729,541   73,801,220
    Diluted                                         73,117,996   72,197,672  72,666,406   73,672,018   76,167,486

Balance Sheet Data (at end of period):
Total assets                                            $4,831      $4,745       $4,686       $4,107       $3,718
Total debt                                               2,212       2,472        2,643        2,428        2,300

         (a) In 2001 the Company recorded expenses of $53 million ($36 million net of taxes, or $.49 per diluted share) related to the elimination of approximately 1,700 salaried positions, including $13 million for Air Conditioning Systems and Services, $14 million for Plumbing Products, $16 million for Vehicle Control Systems and $10 million for corporate headquarters.

    (b) In 2000, the Company sold its Calorex water heater business for a gain of $57 million ($52 million net of taxes, or $.72 per diluted share).

    (c) In 2000, the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million, net of tax benefits, or $.71 per diluted share). These charges consisted of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, partly offset by a $5 million reduction of charges taken in prior years. In 1999, the Company recorded restructuring and asset impairment charges of $15 million ($9 million, net of tax benefits, or $.13 per diluted share). The 1999 charges consisted of restructuring charges of $30 million principally for Vehicle Control Systems and a $13 million impairment charge relating to a minority equity interest in a non-core business, partly offset by a reduction of charges taken in 1998 to restructure North American Plumbing Products operations. In 1998, the Company recorded restructuring and asset impairment charges of $197 million ($183 million, net of tax benefits, or $2.49 per diluted share), including $185 million for Plumbing Products, $7 million for Air Conditioning Systems and Services and $5 million for Vehicle Control Systems. See Note 5 of Notes to Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in
Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         The Company faced weak economies and significantly weaker markets for air conditioning and vehicle control products in the U.S. and many other parts of the world in 2001. Foreign exchange effects were also unfavorable. Despite these challenging conditions which resulted in a slight decline in sales overall, management believes the Company outperformed its markets. Sales for 2001 were $7,465 million, a decrease of 2% from $7,598 million in 2000, but flat excluding the unfavorable effects of foreign exchange. Segment income was $787 million, a decrease of 6% from $840 million in 2000, (a decrease of 5% excluding the unfavorable effects of foreign exchange). Because of the weak economic conditions, the Company eliminated approximately 1,700 salaried positions in the fourth quarter of 2001, resulting in a pre-tax expense of $53 million, $43 million of which was included in segment income and $10 million in corporate expenses. Excluding the job elimination expense, segment income declined by only 1%. Income from continuing operations in 2001 was $295 million, or $4.04 per diluted share, including the job elimination expense of $53 million ($36 million net of tax benefits, or $.49 per diluted share). This compares with income from continuing operations in 2000 of $315 million, or $4.36 per diluted share, including a gain on the sale of the Calorex water heater business of $57 million ($52 million net of taxes, or $.72 per diluted share), essentially offset by net restructuring and asset impairment charges of $70 million ($51 million net of tax benefits, or $.71 per diluted share). Excluding the job elimination expense from 2001 and the gain, restructuring and asset impairment charges from 2000, income from continuing operations increased 5% to $331 million, or $4.53 per share in 2001 from $314 million, or $4.35 per share in 2000.

         In the discussion that follows, the year-over-year changes in segment income are presented both with and without the effects of the job elimination expense, restructuring and asset impairment charges and foreign exchange translation. Management believes that presenting the analysis excluding those effects is important in assessing the overall performance of the business on a comparable basis from year to year.

         For a five-year summary of segment sales and income and other income statement information, refer to Item 6, "Selected Financial Data" on page 18, and for additional data on segments refer to Note 15 of Notes to Financial Statements on page 53.

RESULTS OF OPERATIONS FOR 2001 COMPARED WITH 2000
AND 2000 COMPARED WITH 1999

         Consolidated sales for 2001 were $7,465 million, a decrease of $133 million, or 2% (but essentially flat excluding the unfavorable effects of changes in foreign exchange), from $7,598 million in 2000. Sales decreased 1% for Air Conditioning Systems and Services and 10% for Vehicle Control Systems, but increased 1% for Plumbing Products.

         Segment income for 2001 was $787 million, a decrease of $53 million, or 6% (5% excluding the unfavorable effects of foreign exchange), from $840 million in 2000. Segment income decreased 3% for Air Conditioning Systems and Services, 9% for Plumbing Products and 16% for Vehicle Control Systems. Segment income for 2001 included a $43 million expense for the elimination of 1,640 salaried positions including $13 million for Air Conditioning Systems and Services, $14 million for Plumbing Products and $16 million for Vehicle Control Systems.

         Excluding those job elimination expenses, segment income was $830 million, a decrease of 1%, and up 1% excluding the unfavorable effects of foreign exchange. Excluding both the job elimination expenses and the effects of foreign exchange, segment income decreased 1% for Air Conditioning Systems and Services but increased 5% for Plumbing Products and 1% for Vehicle Control Systems.

         Consolidated sales for 2000 were $7,598 million, an increase of $408 million, or 6% (10% excluding the unfavorable effects of changes in foreign exchange), from $7,190 million in 1999. Sales increased 9% for Air Conditioning Systems and Services and 3% for Plumbing Products, but declined 3% for Vehicle Control Systems.

         Segment income for 2000 was $840 million, an increase of $89 million, or 12% (15% excluding the unfavorable effects of foreign exchange), from $751 million in 1999. Segment income increased 17% for Air Conditioning Systems and Services and 9% for Vehicle Control Systems but decreased 1% for Plumbing Products.

         Following are tables showing the percentage of total sales and segment income for each of the company's business segments and the geographic distribution of sales and segment income.

       SEGMENT PERCENTAGES OF 2001 SALES           GEOGRAPHIC DISTRIBUTION OF 2001 SALES
       ---------------------------------           -------------------------------------
Air Conditioning Systems and Services      63%              United States      57%
Plumbing Products                          24%              Europe             27%
Vehicle Control Systems                    13%              Other              16%
                                          ----                                ----
                                          100%                                100%
                                          ====                                ====

       SEGMENT PERCENTAGES OF                               GEOGRAPHIC DISTRIBUTION OF
         2001 SEGMENT INCOME                                    2001 SEGMENT INCOME
      ----------------------                                --------------------------

Air Conditioning Systems and Services      65%              United States      65%
Plumbing Products                          19%              Europe             22%
Vehicle Control Systems                    16%              Other              13%
                                          ----                                ----
                                          100%                                100%
                                          ====                                ====

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

AIR CONDITIONING SYSTEMS AND SERVICES BUSINESS SEGMENT

                                               Year Ended December 31,
                                               -----------------------
        (Dollars in millions)                 2001      2000       1999
        ---------------------                 ----      ----       ----
        Sales                                $4,692    $4,726     $4,337
        Segment income                       $  515    $  531     $  453

         In 2001, sales of Air Conditioning Systems and Services decreased 1% (but were essentially flat excluding foreign exchange effects) to $4,692 million from $4,726 million for 2000. Worldwide commercial applied and commercial unitary sales decreased 2% in 2001 primarily on lower volume, offset partly by growth in the service, parts and solutions business. Residential air conditioning sales increased 6%, primarily from a favorable mix of premium, high-efficiency units. This performance in our residential business was substantially better than the air conditioning markets as a whole. Management believes that in the U.S., the commercial unitary markets were down 10%, the applied equipment markets down approximately 6%, residential air conditioning markets down 5% and residential furnace markets down 2%. In 2000, sales of Air Conditioning Systems and Services increased 9% (10% excluding foreign exchange effects) to $4,726 million from $4,337 million for 1999. Worldwide commercial applied and commercial unitary sales increased 9% in 2000 and residential air conditioning sales increased 8%, both primarily on higher volume.

                 DISTRIBUTION OF AIR CONDITIONING 2001 SALES
                            BY MARKET AND GEOGRAPHY
                            -----------------------

             Commercial          80%    U.S.             76%
             Residential         20%    Europe            6%
                                100%    Other            18%
                                ====                    ----
                                                        100%
                                                        ----

             Replacement, Renovation and Repair          64%
             Commercial New Construction                 30%
             Residential New Construction                 6%
                                                        ----
                                                        100%

         Segment income of Air Conditioning Systems and Services in 2001 decreased 3% (with little effect from foreign exchange) to $515 million from $531 million in 2000. The decrease was attributable primarily to lower volumes in the U.S. in commercial applied and commercial unitary products and a $13 million expense for the elimination of 570 salaried positions, partly offset by improvements in the international commercial business, especially Asia. Overall margins decreased from 11.2% in 2000 to 11.0% in 2001. Benefits from Materials Management and Six Sigma initiatives of $32 million together with benefits from restructuring programs were essentially offset by escalations in labor and other costs and increased spending on product development and marketing to benefit future growth.

         Excluding the job elimination expense, segment income decreased by $3 million, or less than 1%, and margins improved to 11.3%. Segment income of Air Conditioning Systems and Services in 2000 increased 17% (with little effect from foreign exchange) to $531 million from $453 million in 1999. The increase was attributable primarily to higher volumes and margins in the U.S. in commercial applied and commercial unitary products, and to a lesser extent to improved volumes and margins in the international commercial business. Overall margins improved from 10.4% in 1999 to 11.2% in 2000.

         In 2001 worldwide commercial applied and commercial unitary sales decreased 2% (1% excluding foreign exchange effects) due to lower volume in the commercial equipment business. The decrease resulted principally from lower commercial equipment volumes in the U.S., as commercial construction projects slowed and replacement programs were deferred. That decline was substantially offset by growth in the U.S. service, parts and solutions business. Sales outside the U.S., which are substantially commercial, were up 3% when adjusted for foreign exchange, with gains in Asia, Europe and Canada. Residential sales in the U.S. increased 6%, benefiting from the Company's strong position in the premium, high-efficiency market, expanding distribution (including Sears and Home Depot in the retail channel). The market trend toward higher-efficiency cooling and furnace units evident in 2000 continued in 2001. The residential business gain was achieved despite the residential market decline and generally cooler-than-normal weather in the U.S. during the summer.

         Segment income for the worldwide commercial business decreased 8% in 2001, excluding the job elimination expense and with little effect from foreign exchange. This was primarily as a result of lower equipment volume in the U.S., partly offset by a significant gain in the U.S. service, parts and solutions business, and improved profitability in international operations, principally Asia and Canada. Segment income for the residential business increased 23% in 2001, excluding the job elimination expense, primarily from favorable efficiency and channel mix.

         In 2000 worldwide commercial applied and commercial unitary sales increased 9% (10% excluding foreign exchange effects) due to significant gains in the U.S. equipment and service businesses, as well as in Asia. This double-digit growth globally (excluding exchange) was a strong performance relative to market growth. U.S. sales of commercial products increased because of higher volumes, reflecting growth in the U.S. replacement, renovation and repair markets. Sales outside the U.S. improved significantly in Asia outside of China, and grew solidly in Latin America and Europe. Residential sales in the U.S. increased 8% because of market share gains and overall growth in the market for the year. The gain was achieved despite the adverse effects of cooler-than-normal weather in the

Midwest and Northeast and weaker markets in the second half of 2000. The residential business performed significantly better than the market as a whole in 2000.

         Segment income for the worldwide commercial business increased 25% in 2000 (with little effect from foreign exchange), primarily as a result of higher volume and cost improvements in the U.S., and improved profitability in international operations. Segment income for the residential business was flat in 2000 compared with 1999, as volume and productivity gains were offset by costs of designing and developing a new generation of residential air conditioners.

BACKLOG - The worldwide backlog for Air Conditioning Systems and Services as of December 31, 2001, was $656 million, a decrease of 3% from the year-earlier level, excluding foreign exchange effects. This decrease primarily reflected a decline in commercial equipment markets in Asia and Latin America, partly offset by increases in North America and Europe.


PLUMBING PRODUCTS BUSINESS SEGMENT

                                              Year Ended December 31,
                                              -----------------------
        (Dollars in millions)            2001          2000         1999
        ---------------------            ----          ----         ----

        Sales                          $1,813        $1,803       $1,755
        Segment income                  $ 148         $ 162        $ 164

         Sales by Plumbing Products were $1,813 million in 2001, an increase of 1% (4% excluding the unfavorable effects of foreign exchange), from $1,803 million in 2000. The increase (excluding exchange) primarily reflected 4% sales gains for both Europe and the Americas, partly offset by a 4% decline in Asia. The European increase reflected volume increases primarily from the acquisition of two small fittings manufacturers. Otherwise, European sales were up 1%. The overall European economy was slightly weaker than in the prior year. The Americas increase reflected growth of 5% in the U.S., while Latin America was flat, excluding exchange effects. The increase in the U.S. was relatively strong considering that the economy was weak and markets declined. Sales through the retail channel expanded. Record sales of faucets were achieved in 2001 as market share in the retail channel increased.


              DISTRIBUTION OF PLUMBING PRODUCTS 2001 SALES
                        BY MARKET AND GEOGRAPHY
                        -----------------------

           Residential            75%    Europe          47%
           Commercial             25%    U.S.            37%
                                 ----    Other           16%
                                 100%                   ----
                                                        100%

           Replacement, Renovation and Repair            60%
           New Construction                              40%
                                                        ----
                                                        100%
                                                        ====


         Segment income of Plumbing Products was $148 million for 2001, down from $162 million for 2000, but increased 4% excluding the $14 million expense for the elimination of 530 salaried positions and the unfavorable effects of foreign exchange. The increase (excluding the job elimination expense and foreign exchange) primarily reflected gains in Europe and the Americas, partly offset by a decline in Asia. Benefits from Materials Management and Six Sigma initiatives of $44 million were essentially offset by escalations in labor and other costs and increased spending on product development and marketing to benefit future growth. Overall margins declined from 9.0% in 2000 to 8.9% in 2001.

         Sales by Plumbing Products were $1,803 million in 2000, an increase of 3% (9% excluding the unfavorable effects of foreign exchange), from $1,755 million in 1999. The increase (excluding exchange) primarily reflected a 13% sales gain in the Americas and a 7% gain for Europe, with Asia contributing a small increase. Sales in the Americas increased despite a slowing in the U.S. market in the second half of the year. U.S. sales increased 18%, primarily on higher volume from market share gains in fittings and fixtures. Latin American sales declined slightly. European sales increased primarily on higher volume, including market share gains.

         Segment income of Plumbing Products was $162 million for 2000, down from $164 million for 1999, but increased 3% excluding the unfavorable effects of foreign exchange. The increase (excluding exchange) primarily reflected gains in Europe and Asia, mostly offset by a decline in the Americas. Overall margins declined from 9.3% in 1999 to 9% in 2000.

BACKLOG - Plumbing Products' backlog as of December 31, 2001, was $94 million, a decrease of 8% from December 31, 2000 (excluding foreign exchange effects). Backlog is not an important indicator of future business in the plumbing industry which typically has a short cycle between customer order and shipment.

VEHICLE CONTROL SYSTEMS BUSINESS SEGMENT

                                             Year Ended December 31,
                                             -----------------------
        (Dollars in millions)            2001          2000          1999
        ---------------------           ------        ------        -----

        Sales                             $960        $1,069        $1,098
        Segment income                    $124         $ 147         $ 134

         Vehicle Control Systems' sales for 2001 were $960 million, a decrease of 10% (6% excluding the unfavorable effects of foreign exchange), from $1,069 million in 2000. The decrease resulted primarily because of a significant deterioration in the North American commercial vehicle market and a softening in European markets. Unit volumes of truck and bus production decreased 35% in the U.S. and 8% in Western Europe compared with 2000. Vehicle Control Systems' sales generally declined less than the markets, as new products, new applications with existing customers, geographic expansion and market penetration tempered the effects of the cyclical nature of the commercial vehicle markets. Sales in Europe (excluding export sales to the Company's U.S. marketing joint venture) were down 5% from 2000 in a market that declined 8%. Similarly, sales of anti-lock braking systems to the U. S. marketing joint venture declined less than the markets in which the Company participates. The U.S and European declines were partly offset by significant volume expansion in Asia and an increase (excluding foreign exchange) in Brazil. Sales by the U.S. compressor manufacturing business also increased.


            DISTRIBUTION OF VEHICLE CONTROL SYSTEMS 2001 SALES
                          BY MARKET AND GEOGRAPHY
                          -----------------------

            OEM Conventional         39%      Europe           80%
            Electronic               38%      U.S.             10%
            Aftermarket              23%      Other            10%

         Segment income in 2001 decreased 16% (11% excluding unfavorable foreign exchange effects) to $124 million from $147 million in 2000. This primarily reflected lower volumes and the $16 million expense for the elimination of 540 positions.

         Excluding the $16 million job elimination expense and the unfavorable effects of foreign exchange, segment income decreased by 5% and margins improved from 13.8% in 2000 to 14.6% in 2001. Margins are benefiting from a structural reduction in cost as labor-intensive production continues to be shifted to the new facility in Poland and from productivity enhancements including benefits of $19 million from Six Sigma and Materials Management initiatives.

         Vehicle Control Systems' sales for 2000 were $1,069 million, a decrease of 3% (but an increase of 10% excluding the unfavorable effects of foreign exchange), from $1,098 million in 1999. The increase (excluding foreign exchange effects) resulted from improved market demand, increased penetration with core products, new vehicle control system products (higher content per vehicle) and significant volume expansion in Asia. Unit volumes of truck and bus production increased 5% in Western Europe in 2000 compared with 1999. Sales also increased significantly in Brazil, primarily as a result of a sharp increase in that country's commercial vehicle production. Additionally, sales by the U.S. compressor manufacturing business increased. These gains were partly offset by decreased shipments of anti-lock braking systems (ABS) to the Company's U.S. braking systems joint venture, as U.S. truck production declined 19%.

         Segment income in 2000 increased 10% (27% excluding unfavorable foreign exchange effects) to $147 million in 2000, from $134 million in 1999. This primarily reflected higher volumes in Europe and Asia, together with a smaller gain in Brazil. Margins also benefited from productivity enhancements, Materials Management initiatives and lower warranty expense. Margins improved from 12.2% in 1999 to 13.8% in 2000. The increase in segment income, however, was partly offset by decreased equity income from the U.S. marketing joint venture because of the significant decline in North American commercial vehicle production in 2000.

BACKLOG - Vehicle Control Systems' backlog as of December 31, 2001, was $382 million, an increase of 5% from December 31, 2000 (excluding foreign exchange effects), primarily reflecting expansion of business in Asia and a modest increase in Europe which continued to experience weak markets.

OTHER STATEMENT OF INCOME ITEMS

         The decreases in equity in net income of unconsolidated joint ventures for 2001 compared with 2000 and 2000 compared with 1999 primarily reflects lower income in Vehicle Control Systems' North American braking systems marketing joint venture because of a significant reduction in truck builds. In 1999 and for several years prior, that business experienced exceptionally strong growth. Earnings of Air Conditioning Systems and Services' compressor manufacturing joint venture and the Company's financial services joint venture were essentially even with 2000 which was somewhat improved over 1999 results.

         In 2000, the Company sold its Calorex water heater business for $68 million, resulting in a gain of $57 million ($52 million net of tax). Calorex was a non-core business that generated approximately $40 million in annual sales.

         In 2000, the Company announced a worldwide restructuring program which included improving efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and termination costs related to upgrading the effectiveness of the organization. This program is designed to enhance shareholder value and improve the Company's competitive position in its markets. In connection therewith, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, net of a $5 million reversal of restructuring charges recorded previously for the 1998-1999 restructuring program as the Company was able to complete the activities at lower cost than originally estimated (see below). The Air Conditioning Systems and Services charge included costs related to a workforce reduction of 700 people to integrate international operations, costs of lease obligations no longer to be used, and an asset impairment charge. The Plumbing Products charge included an asset impairment write-down related to the closure of one plant in the U.S. and a related workforce reduction of 250 people related to the transfer of production to other facilities in the U.S. and Mexico. The Plumbing Products charge also included termination costs for a workforce reduction of 350 people related to the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to the lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

         In 2001 the majority of the actions described above were completed for substantially the same amounts as originally accrued. With respect to the other actions the Company was able to settle certain items on more favorable terms than expected and others on less favorable terms. Additionally, the scope of certain activities was expanded and of others reduced. For Air Conditioning Systems and Services, the Company was able to terminate certain employees on more favorable terms than originally contemplated and terminate lease obligations more favorably than expected, resulting in a $5 million reversal of the accrual. However, the Company incurred additional costs of $4 million, principally related to discontinuing certain product lines in Europe. This additional cost was charged to expense in 2001. For Vehicle Control Systems the Company did not undertake all of the planned consolidation activities with respect to administrative functions in Western Europe and therefore reversed $4 million of the 2000 accrual. However, the planned transfer of production to Poland was expanded and accelerated, resulting in additional costs of $11 million, primarily for severance, which was charged to expense in 2001. Plumbing Products terminated fewer people than planned, resulting in a $3 million reversal of an accrual in 2000. However, in 2001 Plumbing Products incurred additional restructuring costs, principally severance of $2 million in North America. The Company expects that essentially all of the December 31, 2001 balance of $6.3 million related to the 2000 restructuring program will be utilized by mid-2002. This program is expected to achieve annual savings of approximately $40 million, on a pre-tax basis. The Company realized a portion of such annual benefits in 2001 and expects substantial realization in 2002 and full realization in 2003 and thereafter. See Note 5 of Notes to Financial Statements in Item 8.

         As of December 31, 2001, the Company had completed the 1998-1999 restructuring program. The $5.5 million balance of accrued charges remaining for the program as of December 31, 2000, were intended for the termination of employees in a certain country in conjunction with the transfer of production to Poland. During 2001 the Company decided not to terminate these employees and therefore the remaining balance of $5.5 million was reversed into income. However, the Company incurred additional charges in 2001 for the termination of employees in other countries in connection with the move to Poland.

         The 1998-1999 restructuring program commenced in 1998 when the Company committed to plans designed to achieve lower product costs and improved operating efficiency. Accordingly, in 1998 the Company recorded charges totaling $197 million ($183 million net of tax benefits). During the fourth quarter of 1999 the Company recorded a $15 million restructuring and asset impairment charge that reflected several changes to the original plan. Those changes resulted in a reversal in 1999 of $29 million of amounts accrued in 1998 and additional charges of $31 million. The 1999 charge also included a $13 million impairment charge related to a minority equity interest in a non-core business. In addition, in 2000 the Company determined that it would terminate fewer people than originally expected under this plan, resulting in the reversal of $5.6 million of charges. See Note 5 of Notes to Financial Statements.

         Interest expense decreased by $30 million in 2001compared with 2000, because of lower average debt balances and lower average interest rates (including the effect of interest rate swaps), as debt was repaid and rates on variable-rate borrowings under the Company's bank credit agreements declined during the year. Interest expense increased by $11 million in 2000 compared with 1999, primarily due to higher interest rates. See "Liquidity and Capital Resources" and Note 11 of Notes to Financial Statements.

         Corporate expenses for 2001 were $161 million, compared with $149 million in 2000 and $134 million in 1999. The increase in 2001 was principally due to expenses of $10 million related to the elimination of 40 salaried positions. In addition, the Company incurred higher costs related to expanding the scope and leadership of the corporate office, and higher pension-related and foreign exchange costs, partly offset by lower charges for incentive compensation and various other items. Corporate expenses for 2000 were $149 million, compared with $134 million in 1999 and $110 million in 1998. The increase in 2000 was principally due to increased minority interest in the higher net income of our consolidated joint ventures, increased receivables discount fees paid to the financial services joint venture as a result of higher sales, and the cost of expanding the scope of corporate office functions.

         The income tax provisions for 2001, 2000 and 1999 were $181 million, $194 million and $187 million, respectively. The effective income tax rates were 38.0% of pre-tax income in 2001, 38.1% in 2000 and 41.5% in 1999. The rate in 2001 was 37.5% excluding the effect of the expense for termination of salaried employees. The rate in 2000 was 39.75% excluding the effects of the Calorex sale and the restructuring and asset impairment charges. The rates in 2001 and 2000 were lower than in 1999 because of various initiatives, an internal reorganization at the end of 1999 of the Company's subsidiary ownership that was more tax efficient than the previous structure and, for 2000, a lower-than-normal rate on the gain from the sale of the Calorex water heater business. The 2001, 2000 and 1999 rates also reflect the effects of rate differences and withholding taxes related to foreign operations, nondeductible goodwill amortization and higher state income taxes in the U.S. See Note 8 of Notes to Financial Statements. The Company expects that its effective income tax rate in 2002 will be reduced to 33.3% as a result of various tax planning initiatives. That expected rate includes the favorable effect of the new accounting standard for goodwill, without which the rate for 2002 would be 35%.

         In the fourth quarter of 2000, the Company completed the sale of its Medical Systems businesses pursuant to authorization by the Board of Directors of the Company in 1999. Accordingly, in 1999 Medical Systems was reported as a discontinued operation in the accompanying Consolidated Statement of Income and the Consolidated Statement of Cash Flows. All prior periods presented have been restated to reflect this classification, including applicable footnotes. The loss from discontinued operations in 1999 included a loss from operations of $14 million, net of income tax benefit and an estimated loss on disposition of $112 million, net of income tax benefit. The loss on disposition included estimated operating losses in 2000 projected through the date of sale.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities, after cash interest paid of $169 million, was $496 million for 2001, compared with $458 million for 2000 and $474 million for 1999. The Company was able to produce a higher level of cash flow from operations in 2001 because net income included increased non-cash charges, such as higher non-cash compensation expenses and higher depreciation and amortization, partly offset by an increase in net working capital items (accounts receivable, inventories, accounts payable and accrued liabilities). Accounts receivable decreased in 2001 compared with an increase in 2000 primarily because sales leveled off or declined slightly in most of our businesses in the last quarter of 2001, whereas in 2000 sales increased 6% in local currencies. The inventory increase in both years reflected a decision to increase certain air conditioning and plumbing products inventories to serve customers better. The inventory increase in 2001 was lower than in 2000 because growth in the business was significantly lower in 2001 than in 2000. Accounts payable and accruals decreased in 2001 (a use of cash) and increased in 2000 (a source of cash) and reflected less growth of the business in 2001 and timing differences in payments. Investing activities in 2001 totaled $214 million, principally due to capital expenditures of $203 million, including $37 million of investments in affiliated companies and other businesses (see "Capital Expenditures"), partly offset by proceeds of $38 million from sale and leaseback transactions and sales of miscellaneous assets. This compares with investing activities in 2000 of $211 million, principally due to capital expenditures of $259 million, including $40 million of investments in affiliated companies and other businesses, partly offset by proceeds from the Calorex and medical segment sales. The Company also invested $58 million in computer software in 2001, compared with $65 million in 2000 and $86 million in 1999. The excess of cash provided by operating activities over cash used for investing activities was used to fund financing activities in 2001 of $283 million, primarily net debt repayments of $231 million, purchases of treasury stock of $116 million and the buy-back of outstanding warrants for the purchase of 3 million shares of the Company's common stock held by Kelso ASI Partners, L. P. for $35 million. This compares with financing activities in 2000 of $221 million, primarily net debt repayments of $95 million and purchases of treasury stock of $148 million. The company purchased approximately 1.9 million shares of its common stock in 2001 pursuant to the Company's share repurchase program, compared with the purchase of approximately 3.6 million shares in 2000. Financing activities also included proceeds realized from the exercise of stock options of $97 million in 2001, compared with $22 million in 2000.

         On November 6, 2001, the Company entered into two new bank credit agreements, which replaced the 1997 Credit Agreement (see Note 11 of Notes to Financial Statements). The new agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.3 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day, $300 million U.S. dollar facility which expires November 5, 2002, with an option to renew for an additional 364 days.

         The aggregate borrowings of up to $1.3 billion provided by the new facilities can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $150 million for same-day, short-term borrowings. Each loan outstanding under these facilities is due at the end of each interest period (a maximum of 12 months). The Company can, however, concurrently reborrow the outstanding obligations subject to compliance with certain conditions contained in the new agreements.

         The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the new credit agreements. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the new credit agreements.

         The new credit agreements contain various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the new credit agreements. See Note 11 of Notes to Financial Statements.

         At December 31, 2001, the Company's total indebtedness was $2.2 billion and annual scheduled debt maturities were $11 million, $202 million, $9 million, $217 million and $950 million for the years 2002 through 2006, respectively. The Company had remaining availability under its new bank credit agreements at December 31, 2001, of $399 million after reduction for borrowings of $791 million and $110 million of outstanding letters of credit. The Company's operations in China have $34 million available under bank credit facilities after reduction for borrowings of $16 million and letters of credit usage of $5 million. In addition, the Company's other foreign subsidiaries had $87 million available at December 31, 2001, under overdraft facilities that can be withdrawn by the banks at any time. In the first quarter of 2002, the Company's availability under its bank credit agreements was reduced when the Company increased its borrowings due to seasonal working capital requirements, the redemption of its 9 1/4% Sinking Fund Debentures for $38.7 million, payment of $55 million in settlement of the German tax issues and investments in sales offices of $22 million. See Notes 8 and 11 of Notes to Financial Statements. The Company believes that remaining availability under the credit agreements and other sources of liquidity are sufficient to meet normal cyclical working capital requirements.

         The Company chose to reduce the total funding provided under its new bank credit agreements compared with the 1997 Credit Agreement because improved cash flows, the reduction in total debt outstanding and an improved credit rating have made alternative sources of financing more readily available to the Company. The Company believes that the amounts available from operating cash flows, funds available under its new credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 (the "1998 Shelf Registration") will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

         The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases in effect at December 31, 2001, are: $107 million in 2002; $94 million in 2003; $77 million in 2004;
$59 million in 2005; $48 million in 2006; and $72 million thereafter, a total of $457 million. That total represents the equivalent of approximately $365 million of off-balance sheet debt, discounted at an assumed rate of 7.5%. See Note 14 of Notes to Financial Statements. The Company is a partner in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation. Under this arrangement, the Company sells certain receivables to the joint venture on a non-recourse basis for a fee and finances certain purchases of inventory by customers, thus accelerating the cash flow from realization of the receivables. The uncollected balance of receivables sold or financed typically fluctuates between approximately $170 million and $250 million during the year and was $179 million as of December 31, 2001. To achieve lower borrowing rates, the Company plans to terminate the partnership with Transamerica in 2002 and establish new arrangements for the sale of receivables in the U.S. In addition, the Company plans to establish similar arrangements for sale of receivables in several major countries in Europe.

         Pursuant to the 1998 Shelf Registration, on May 28, 1999, the Company completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10 7/8% Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of the Armitage/Dolomite acquisition described below. These Senior Notes are not subject to redemption. Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include refinancing existing debt as it matures, certain investments, acquisitions, additions to working capital or capital expenditures.

         In 1999 the Company acquired the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for $427 million, including fees and expenses and net of cash acquired. The acquired business consists of two principal businesses, Armitage Shanks, a U.K. manufacturer, and Ceramica Dolomite, an Italian manufacturer ("Armitage/Dolomite"). These operations have been completely integrated with the Company's European plumbing operations.

         In conjunction with a secondary public offering of the Company's common stock in 1997, the Company issued to Kelso ASI Partners, L.P., warrants to purchase 3 million shares of the Company's common stock at $55 per share. In the second quarter of 2001 the Company bought back these warrants for $35 million.

         In 1998 and 2000 the Company's Board of Directors approved plans to purchase up to $400 million of the Company's common stock to offset the dilutive effect of issuing shares of common stock pursuant to the Company's stock option plan and other incentive and benefit plans funded with shares of stock. Pursuant to these authorizations, the Company purchased 1,921,050 shares in 2001 for $116 million, 3,559,900 shares in 2000 for $148 million and 113,600 shares in 1999 for $4 million. As of December 31, 2001, the unexpended authorization was $48 million. On February 7, 2002, the Board authorized additional share repurchases of up to $150 million. The Company intends to apply approximately one-third of its free cash flow to the share repurchase program.

         The Company previously disclosed that German tax authorities have raised questions regarding the treatment of certain significant matters in connection with examinations of the tax returns of the Company's German subsidiaries for the years 1984 through 1994. On January 15, 2002, the Company settled all issues for all years (1984-1994) for a current cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company has adequately reserved for all issues, the settlement will have no future impact on operating results. See Note 8 of Notes to Financial Statements.

CAPITAL EXPENDITURES

         The Company's capital expenditures for 2001 were $203 million (including $37 million of investments in affiliated companies), compared with $259 million for 2000. Capital spending in 2001 was devoted primarily to equipment for the manufacture of new products and productivity improvements.

         Capital expenditures for Air Conditioning Systems and Services for 2001 were $101 million (including $14 million of investments in affiliated companies), a decrease of 13% from 2000 expenditures of $116 million (including $23 million of investments in affiliated companies). Major expenditures in 2001 primarily related to projects for new products and product improvements and improvements related to productivity.

         Plumbing Products' capital expenditures for 2001 were $72 million (including investments in affiliated companies of $23 million), a decrease of 27% from 2000 capital expenditures of $99 million (including investments in affiliated companies of $14 million). Major expenditures in 2001 included expansion of plants in Mexico and Bulgaria and projects related to new products and product improvements.

         Capital expenditures for Vehicle Control Systems in 2001 were $30 million compared with $44 million (including investments in affiliated companies of $3 million). Expenditures in 2001 were primarily related to ongoing construction on the new facility in Poland.

         The Company believes capital spending in recent years, although somewhat lower in 2000 and 2001 than in recently preceding years, has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. The Company expects to continue investing to expand and modernize its existing facilities and to consider entering into joint ventures and making complementary acquisitions. The Company expects to make capital expenditures in 2002 of approximately $180 million, excluding potential acquisitions and capitalized computer software.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of approximately $30 million, or $.40 per share annually. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect, if any, the results of these tests will have on the results of operations or financial position of the Company. However, based upon a preliminary evaluation, the Company believes that no impairment will result. Refer to Note 2 of Notes to Financial Statements under the heading "Goodwill."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company frequently re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

         The Company believes that of its significant accounting policies (see
Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of judgment and complexity are post-retirement benefits, warranties, goodwill, income taxes and commitments and contingencies.

         Post-retirement benefits - The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions.

         Warranties - Products sold are generally covered by a warranty for periods ranging from one to ten years. At the time of sale the Company accrues a warranty reserve for estimated costs to provide equipment, parts or services to satisfy warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts except when historical evidence indicates otherwise.

         Goodwill - In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges for them. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

         Income taxes - The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

         Commitments and Contingencies - The Company is subject to proceedings, lawsuits and other claims related to environmental, asbestos, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. The liability recorded may change in the future due to new developments in any of the matters.

CYCLICAL AND SEASONAL NATURE OF BUSINESS

         Approximately 65% of Air Conditioning Systems and Services and Plumbing Products sales are to the replacement, remodeling and repair markets which tend to be less cyclical than other markets. In 2001, only about 6% of the Company's sales were associated with new housing in the U.S. and about 12% were associated with new commercial construction in the U.S., both of which are cyclical. The Company's geographic diversity mitigates the effects of fluctuations in individual new construction markets. Vehicle Control Systems' sales are dependent to a large extent on production levels of medium-sized and heavy trucks and buses, particularly in Europe and the U.S., which have been cyclical.

         Total Company sales and related segment income tend to be seasonally higher in the second and third quarters of the year because summer in the U.S. and other Northern Hemisphere markets is the peak season for sales of Air Conditioning Systems and Services. In addition, a significant percentage of Air Conditioning Systems and Services' sales are attributable to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" "intends" and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in the "Notes to Financial Statements" under the headings "Restructuring and Asset Impairment Charges," "Tax Matters," and in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Many important factors could cause actual results to differ materially from management's expectations, including the level of construction activity in the Company's Air Conditioning Systems and Services' and Plumbing Products' markets and the level of truck and bus production in the Company's Vehicle Control Systems markets; the ability of the Company to implement its restructuring programs as planned; the extent to which the Company will be able to realize the estimated savings from the salaried workforce reduction, and from Materials Management and Six Sigma initiatives; the timing of completion and success in the start-up of new production facilities; unpredictable difficulties or delays in the development of new product technology; changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company's markets; pricing changes to the Company's supplies or products or those of its competitors, and other competitive pressures on pricing and sales; increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, clays, electronics and natural gas at stable pricing levels; labor relations; integration of acquired businesses; difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives; risks generally relating to the Company's international operations, including governmental, regulatory or political changes; changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products; changes in laws or different interpretations of laws that may affect the Company's expected effective tax rate for 2002; transactions or other events affecting the need for, timing and extent of the Company's capital expenditures; the extent of and the costs at which the Company effects repurchases of its common stock; and the extent to which the Company reduces outstanding debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The Company is exposed to fluctuations in the price of major raw material commodities used in the manufacturing process, foreign currency fluctuations and interest rate changes. From time to time the Company enters into hedge agreements to reduce its risks related to commodity price, foreign currency and interest rates. Such agreements hedge only specific transactions or commitments. To minimize the risk of counter-party nonperformance, such agreements are made only through major financial institutions with significant experience in such financial instruments.

         To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income. The Company generally does not enter commodity hedges extending beyond eighteen months. The notional value of commodity forward contracts outstanding as of December 31, 2001 and 2000, was $63 million and $82 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $6 million as of December 31, 2001 and $8 million as of December 31, 2000.

         The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Poland, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 29 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company for the most part sells its products within the countries in which they are manufactured. The asset exposure of foreign operations to the effects of exchange volatility has been partly mitigated by the denomination in foreign currencies of a portion of the Company's borrowings.

         However, since the Company sells certain finished products in currencies different than the currency of the subsidiary that manufactured the products, the Company is exposed to foreign currency risk on such transactions. The Company hedges some of this risk by entering foreign currency forward contracts that effectively fix the transaction cost. Cash settlement proceeds or payments upon maturity of the contracts are included in the price of the transaction hedged, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income. The Company generally does not enter currency hedges extending beyond one year. The notional value of foreign exchange forward contracts outstanding as of December 31, 2001 and 2000, was $19 million and $24 million, respectively. A 10% change in the exchange rate of the currencies hedged would change the fair value of the contracts by approximately $2 million as of December 31, 2001 and December 31, 2000. See Note 13 to the financial statements for more information on financial instruments.

         To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The income/loss on the swaps is accrued as earned and recorded as a reduction/increase in interest expense accrued on the fixed-rate debt. The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2001, was $300 million. Including that $300 million, as of December 31, 2001, $1.1 billion of the Company's $2.2 billion total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $8 million as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

         The accompanying consolidated balance sheet at December 31, 2001 and 2000, and related consolidated statements of income, shareholders' deficit and cash flows for the years ended December 31, 2001, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company's financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.

/s/ FREDERIC M. POSES               /s/ G. PETER D'ALOIA

FREDERIC M. POSES                   G. PETER D'ALOIA
CHAIRMAN AND                        SENIOR VICE PRESIDENT AND
CHIEF EXECUTIVE OFFICER             CHIEF FINANCIAL OFFICER

FEBRUARY 8, 2002

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of American Standard Companies Inc.

         We have audited the accompanying consolidated balance sheet of American Standard Companies Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

NEW YORK, NEW YORK
FEBRUARY 8, 2002

                        CONSOLIDATED STATEMENT OF INCOME

                        AMERICAN STANDARD COMPANIES INC.

                                                                              Year Ended December 31,
                                                                    ------------------------------------------
     (Dollars in millions, except share data)                         2001             2000             1999
----------------------------------------------------------          --------         --------         --------
Sales                                                               $7,465.3         $7,598.4         $7,189.5
Costs, expenses and other income:
  Cost of sales                                                      5,617.5          5,727.7          5,406.6
  Selling and administrative expenses                                1,194.1          1,167.9          1,146.3
  Restructuring and asset impairment charges                               -             69.6             14.7
  Gain on sale of Calorex                                                  -            (57.3)               -
  Other expense (income)                                                 8.7            (17.6)           (17.4)
  Interest expense                                                     168.7            198.7            187.8
                                                                    --------         --------         --------
                                                                     6,989.0          7,089.0          6,738.0
                                                                    --------         --------         --------
Income from continuing operations before
  income taxes                                                         476.3            509.4            451.5
Income taxes                                                           181.3            194.2            187.4
                                                                    --------         --------         --------
Income from continuing operations                                      295.0            315.2            264.1
Discontinued operations:
  Loss from operations, net of income tax benefit                          -                -             13.8
  Loss from disposal, net of income tax benefit                            -                -            112.0
                                                                    --------         --------         --------
     Loss from discontinued operations                                     -                -            125.8
                                                                    --------         --------         --------
Net income applicable to common shares                              $  295.0         $  315.2         $  138.3
                                                                    ========         ========         =======
Per common share:

  Basic:
    Income from continuing operations                               $   4.13         $   4.49         $   3.74
    Loss from discontinued operations                                      -                -            (1.78)
                                                                    --------         --------         --------
    Net income                                                      $   4.13         $   4.49         $   1.96
                                                                    ========         ========         ========

  Diluted:
    Income from continuing operations                               $   4.04         $   4.36         $   3.63
    Loss from discontinued operations                                      -                -            (1.73)
                                                                    --------         --------         --------
Net income                                                          $   4.04         $   4.36         $   1.90
                                                                    ========         ========         ========
Average outstanding common shares:
  Basic                                                           71,453,219       70,123,285       70,524,145
  Diluted                                                         73,117,996       72,197,672       72,666,406

                       See Notes to Financial Statements.

                           CONSOLIDATED BALANCE SHEET

                        AMERICAN STANDARD COMPANIES INC.

                                                                                      Year Ended December 31,
                                                                                      -----------------------
      (Dollars in millions, except share data)                                         2001             2000
----------------------------------------------------                                 --------         --------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 82.1           $ 85.4
   Accounts receivable, less allowance for doubtful
       accounts - $35.4 in 2001; $36.7 in 2000                                          998.3          1,026.6
   Inventories                                                                          657.1            606.3
   Future income tax benefits                                                            62.1             60.8
   Other current assets                                                                  96.8             99.4
                                                                                     --------         --------
      Total current assets                                                            1,896.4          1,878.5
Facilities, at cost, net of accumulated depreciation                                  1,362.8          1,382.7
Other assets:
    Goodwill, net of accumulated amortization -
        $342.6 in 2001; $310.4 in 2000                                                  929.0            934.8
    Debt issuance costs, net of accumulated amortization -
        $13.2 in 2001; $21.0 in 2000                                                     31.6             33.2
    Other                                                                               611.6            515.5
                                                                                     --------         --------
                                                                                     $4,831.4         $4,744.7
                                                                                     ========         ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Loans payable to banks                                                              $  58.7           $ 83.7
  Current maturities of long-term debt                                                   11.4             12.4
  Accounts payable                                                                      604.1            660.1
  Accrued payrolls                                                                      265.2            215.3
  Other accrued liabilities                                                             576.0            686.6
  Taxes on income                                                                       172.9            148.5
                                                                                     --------         --------
     Total current liabilities                                                        1,688.3          1,806.6
Long-term debt                                                                        2,142.0          2,375.6
Other long-term liabilities:
  Post-retirement benefits                                                              489.5            408.3
  Deferred tax liabilities                                                               85.1             45.2
  Other                                                                                 516.6            501.9
                                                                                     --------         --------
    Total liabilities                                                                 4,921.5          5,137.6
Commitments and contingencies
Shareholders' deficit:
  Preferred stock, 2,000,000 shares authorized; none issued and outstanding                 -                -
  Common stock, $.01 par value, 200,000,000 shares authorized;
     shares issued and outstanding:  2001 - 72,071,944;  2000 - 69,532,574                 .7               .7
  Capital surplus                                                                       707.2            617.8
  Unearned compensation                                                                  (5.2)            (8.0)
  Treasury stock                                                                       (505.3)          (453.4)
  Retained earnings (accumulated deficit)                                                57.0           (238.0)
  Accumulated other comprehensive income:
     Foreign currency translation effects                                              (331.8)          (312.0)
     Deferred loss on hedge contracts, net of tax                                        (1.0)               -
     Minimum pension liability adjustment, net of tax                                   (11.7)               -
                                                                                     --------         --------
    Total shareholders' deficit                                                         (90.1)          (392.9)
                                                                                     --------         --------
                                                                                     $4,831.4         $4,744.7
                                                                                     ========         ========

                       See Notes to Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        AMERICAN STANDARD COMPANIES INC.

                                                                                Year Ended December 31,
                                                                          ------------------------------------
                  (Dollars in millions)                                    2001           2000           1999
---------------------------------------------------------                 ------         ------         ------
CASH PROVIDED (USED) BY:
  OPERATING ACTIVITIES:
    Net income                                                            $295.0         $315.2         $138.3
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                     153.9          146.8          148.3
          Amortization of goodwill and other intangibles                    78.4           66.6           53.7
          Non-cash stock compensation                                       60.1            5.8              -
          Job elimination expenses accrued but unpaid                       46.5              -              -
          Deferred income taxes                                             43.7           (3.0)          28.3
          Restructuring and asset impairment
             charges accrued (paid), net                                   (50.3)          52.1           (7.3)
          Loss from discontinued operations                                    -              -          125.8
          Gain on Sale of Calorex                                              -          (57.3)             -
          Changes in assets and liabilities:
             Accounts receivable                                             7.3          (75.0)         (58.5)
             Inventories                                                   (57.9)        (116.1)         (20.5)
             Accounts payable                                              (49.1)         105.4           36.2
             Other accrued liabilities                                      (3.8)         (30.5)          62.4
             Post-retirement benefits                                        8.9          (15.5)          14.6
             Other long-term liabilities                                     6.7          (14.9)         (16.1)
             Other assets                                                  (43.6)          95.7            6.4
                                                                          ------         ------         ------
Net cash provided by continuing operations                                 495.8          475.3          511.6
Net cash (used) by discontinued operations                                     -          (17.2)         (37.8)
                                                                          ------         ------         ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  495.8          458.1          473.8
                                                                          ------         ------         ------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (166.5)        (218.9)        (274.5)
  Investments in affiliated companies and other businesses                 (36.9)         (40.2)        (479.8)
  Investments in computer software                                         (58.3)         (65.3)         (85.5)
  Proceeds from sale and leasebacks                                         26.6              -              -
  Proceeds from the sale of Calorex                                            -           67.7              -
  Proceeds from the sale of Medical segment                                    -           30.8              -
  Proceeds from disposal of property, plant and equipment                   11.4           16.7           17.0
  Other                                                                      9.3           (1.8)         (13.0)
                                                                          ------         ------         ------
NET CASH (USED) BY INVESTING ACTIVITIES                                   (214.4)        (211.0)        (835.8)
                                                                          ------         ------         ------
FINANCING ACTIVITIES:
  Repayments of long-term debt, including redemption premiums              (27.7)        (127.2)        (198.1)
  Net change in revolving credit facilities                               (179.0)          31.7           51.7
  Net change in other short-term debt                                      (24.0)            .5           21.4
  Proceeds from issuance of long-term debt                                     -              -          483.5
  Purchases of treasury stock                                             (116.5)        (147.5)          (4.2)
  Purchase of warrants                                                     (35.2)             -              -
  Proceeds from exercise of stock options                                   96.9           21.7            7.0
  Financing costs and other                                                  2.7             .1             .1
                                                                          ------         ------         ------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (282.8)        (220.7)         361.4
Effect of exchange rate changes on cash and cash equivalents                (1.9)          (2.2)          (1.2)
                                                                          ------         ------         ------
Net increase (decrease) in cash and cash equivalents                        (3.3)          24.2           (1.8)
Cash and cash equivalents at beginning of period                            85.4           61.2           63.0
                                                                          ------         ------         ------
Cash and cash equivalents at end of period                                $ 82.1         $ 85.4         $ 61.2
                                                                          ======         ======         ======
Cash paid during the year for:
   Interest                                                               $169.0         $199.0         $180.6
   Taxes                                                                  $105.0         $125.9         $146.1

                       See Notes to Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                        AMERICAN STANDARD COMPANIES INC.

                                                                                          Accumulated Other
                                                                                         Comprehensive Income
                                                                                         --------------------
                                                                        Retained                           Minimum
                                                                        Earnings   Deferred    Foreign     Pension    Compre-
                                                    Unearned            (Accumu-    Loss on    Currency   Liability   hensive
                                  Common  Capital   Compen-   Treasury    lated      Hedge    Translation  Adjust-    Income
    (Dollars in millions)         Stock    Surplus    sation    Stock    Deficit)  Contracts    Effects     ment       (Loss)
    ---------------------       --------- --------- --------  --------- ---------- ---------  ----------- --------   --------
BALANCE AT DECEMBER 31, 1998       $ .7    $594.0       $ -   $(379.6)   $(691.5)       $ -     $(224.6)       $ -
Net income                            -         -         -         -      138.3          -           -          -    $ 138.3
Foreign currency translation          -         -         -         -          -          -        48.9          -       48.9
                                                                                                                      -------
  Total comprehensive income                                                                                          $ 187.2
                                                                                                                      =======
Treasury stock purchased              -         -         -      (4.2)         -          -           -          -
Stock options exercised
  including tax benefit               -       8.1         -         -          -          -           -          -
Common stock issued to
  Employee Stock Purchase Plan        -      (2.7)        -      10.2          -          -           -          -
Other common stock issued             -      (4.3)        -      10.2          -          -           -          -
                                   -----   ------     -----   -------      -----      -----     -------     ------
BALANCE AT DECEMBER 31, 1999         .7     595.1         -    (363.4)    (553.2)         -      (175.7)         -
Net income                            -         -         -         -      315.2          -           -          -    $ 315.2
Foreign currency translation          -         -         -         -          -          -      (136.3)         -     (136.3)
                                                                                                                     --------

  Total comprehensive income                                                                                          $ 178.9
                                                                                                                      =======
Treasury stock purchased              -         -         -    (147.5)         -          -           -          -
Stock options exercised
  including tax benefit               -      29.5         -         -          -          -           -          -
Treasury shares issued to
  acquire sales offices               -      (5.5)        -      32.1          -          -           -          -
Common stock issued to
  Employee Stock Purchase Plan        -      (2.1)        -       9.5          -          -           -          -
Common stock issued to
  Employee Stock Ownership Plan       -         -         -       3.0          -          -           -          -
Issuance of restricted stock          -       (.6)    (10.8)     11.4          -          -           -          -
Amortization of unearned
  compensation - restricted stock     -         -       2.8         -          -          -           -          -
Compensation charge upon
  acceleration of option vesting      -       2.5         -         -          -          -           -          -
Other common stock issued             -      (1.1)        -       1.5          -          -           -          -
                                   -----   ------     -----   -------      -----      -----     -------     ------
BALANCE AT DECEMBER 31, 2000         .7     617.8      (8.0)   (453.4)    (238.0)         -      (312.0)         -
Net income                            -         -         -         -      295.0          -           -          -    $ 295.0
Foreign currency translation          -         -         -         -          -          -       (19.8)         -      (19.8)
Deferred loss on hedge contracts      -         -         -         -          -       (1.0)          -          -       (1.0)
Minimum pension liability
   adjustment, net of taxes           -         -         -         -          -          -           -      (11.7)     (11.7)
                                                                                                                      -------
  Total comprehensive income                                                                                          $ 262.5
                                                                                                                      =======
Treasury stock purchased              -         -         -    (116.5)         -          -           -          -
Warrants purchased                    -     (35.2)        -         -          -          -           -          -
Stock options exercised
  including tax benefit               -     106.4         -      20.2          -          -           -          -
Common stock issued to
  Employee Stock Ownership Plan       -      14.3         -      41.1          -          -           -          -
Common stock issued to
  Employee Stock Purchase Plan        -        .4         -       6.7          -          -           -          -
Amortization of unearned
  compensation - restricted stock     -         -       2.8         -          -          -           -          -
Compensation charge upon
  acceleration of option vesting      -       1.1         -         -          -          -           -          -
Other common stock issued
  or reacquired                       -       2.4         -      (3.4)         -          -           -          -
                                   -----   ------     -----   -------      -----      -----     -------     ------
BALANCE AT DECEMBER 31, 2001       $ .7    $707.2     $(5.2)  $(505.3)     $57.0      $(1.0)    $(331.8)    $(11.7)
                                   =====   ======     =====   =======      =====      =====     =======     ======

                       See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

                        AMERICAN STANDARD COMPANIES INC.

NOTE 1.  DESCRIPTION OF COMPANY

         American Standard Companies Inc. (the "Company") is a Delaware corporation and owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. ("ASII"), both Delaware corporations. Hereinafter, "American Standard" or "the Company" will refer to the Company, or to the Company and American Standard Inc. and ASII, including their subsidiaries, as the context requires.

         American Standard is a global diversified manufacturer of high quality, brand-name products in three major business groups: air conditioning systems and services for commercial, institutional and residential buildings; plumbing fixtures and fittings for bathrooms and kitchens; and vehicle control systems for medium-sized and heavy trucks, buses, trailers, sport utility vehicles and luxury cars.

NOTE 2.  ACCOUNTING POLICIES

         FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company's equity in undistributed earnings. Certain reclassifications of amounts reported in prior years have been made to conform to the 2001 classifications.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, warranties, goodwill, income taxes and commitments and contingencies.

         FOREIGN CURRENCY TRANSLATION - Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders' equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Income, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

         The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $2.6 million in 2001, $3.4 million in 2000 and $1.2 million in 1999.

         REVENUE RECOGNITION - For manufactured products, sales are recorded when shipment occurs and/or title passes to a customer. For air conditioning equipment sold under long-term contracts, revenue is recorded on the percentage-of-completion basis. Revenues related to the installation of air conditioning equipment are recorded upon completion of the installation. Revenue under long-term service contracts on air conditioning equipment is recorded over the term of the contract. Other service revenues are recorded as the service is performed.

         CASH EQUIVALENTS - Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

         INVENTORIES - Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

         FACILITIES - The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are expensed as incurred.

         COMPUTER SOFTWARE - The Company capitalizes the costs of obtaining or developing computer software, including directly related payroll costs. The Company amortizes those costs predominantly over five to seven years, beginning when the software is ready for its intended use.

         GOODWILL - Through December 31, 2001, goodwill has been amortized over 40 years. In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of approximately $30 million, or $.40 per share annually. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect, if any, the results of these tests will have on the results of operations or financial position of the Company. However, based upon a preliminary evaluation, the Company believes that no impairment will result.

         In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

         DEBT ISSUANCE COSTS - The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

         WARRANTIES - The Company provides for estimated warranty costs at the time of sale. Revenues from the sales of extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts except when historical evidence indicates otherwise. Warranty obligations beyond one year are included in other long-term liabilities.

         POST-RETIREMENT BENEFITS - Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions.

         DEPRECIATION - Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 10 years for machinery and equipment.

         RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred. The Company expended approximately $184 million in 2001, $176 million in 2000 and $156 million in 1999 for research activities and product development and for product engineering. Expenditures for research and product development only were $133 million, $126 million and $103 million in the respective years.

         INCOME TAXES - Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

         ADVERTISING EXPENSE - The cost of advertising is expensed as incurred. The Company incurred $127 million, $123 million and $105 million of advertising costs in 2001, 2000 and 1999, respectively.

         EARNINGS PER SHARE - Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share included average incremental shares of 1,664,777 in 2001, 2,074,387 in 2000 and 2,142,261 in 1999, primarily from the assumed exercise of stock options issued under the Company's Stock Incentive Plan (see Note 12).

         COMPREHENSIVE INCOME - Comprehensive income consists of net income, deferred gains or losses on hedge contracts, foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the Consolidated Statement of Shareholders' Deficit. The Company's investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - The Company from time to time enters into agreements to reduce its risk related to foreign currency, commodity price and interest rates. Gains and losses from underlying rate or price changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are included as a component of foreign currency translation effects in shareholders' equity or included as a component of the transaction. Gains or losses from ineffective hedges are included in income (see
Note 13).

         STOCK BASED COMPENSATION - The Company grants to employees and outside Directors options to acquire a fixed number of shares of the Company's common stock with an exercise price equal to the market value of the shares at the date of grant. Accordingly, the Company recognizes no compensation expense for stock option grants under APB Opinion No. 25, Accounting for Stock Issued to Employees.

NOTE 3.  DISCONTINUED OPERATIONS

         In the fourth quarter of 1999, the Board of Directors of the Company approved a plan for the sale of the Medical Systems segment. Accordingly, Medical Systems is reported as a discontinued operation in the accompanying Consolidated Statement of Income and Consolidated Statement of Cash Flows.

         Summarized results of the discontinued Medical Systems segment are as follows (dollars in millions):

                                                                   Year Ended
                                                                  December 31,
                                                                      1999
                                                                  ------------
Sales                                                                 $ 97.2
                                                                      ======
Loss from operations before income tax benefit                        $(22.6)
Income tax benefit                                                       8.8
                                                                      ------
Loss from operations                                                   (13.8)
Loss on sale, including provision for operating losses in 2000
  to the date of sale, net of income tax benefit                      (112.0)
                                                                      ------
Loss from discontinued operations                                    $(125.8)
                                                                     =======

NOTE 4.  ACQUISITION OF ARMITAGE/DOLOMITE

         In February 1999 the Company acquired the Bathrooms Division of Blue Circle Industries PLC, a manufacturer of ceramic sanitaryware, brassware and integrated plumbing systems, for $427 million, including fees and expenses and net of cash acquired. The acquired business consisted of two principal businesses, Armitage Shanks, a U.K. manufacturer, and Ceramica Dolomite, an Italian manufacturer ("Armitage/Dolomite"). The primary markets for its products are in the U.K., Italy, Ireland and Germany. These operations have been integrated with the Company's European plumbing operations.

         This transaction was accounted for as a purchase and the results of operations have been included in the accompanying financial statements since the date of acquisition. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. This resulted in an excess of purchase price over the value of net assets acquired (goodwill) of $300 million. See Note 2, "Goodwill" for the effect of the new accounting standard on goodwill that is effective beginning in 2002.

NOTE 5.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

         2000 RESTRUCTURING PROGRAM

         In 2000, the Company announced a worldwide restructuring program which includes improving efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and termination costs related to upgrading the effectiveness of the organization. In connection with this program, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, offset by a $5 million reversal of restructuring charges recorded previously for the 1998-1999 restructuring program as the Company was able to complete the activities at lower cost than originally estimated (see below). The Air Conditioning Systems and Services charge included costs related to a workforce reduction of 700 people to integrate international operations, costs of lease obligations on properties no longer to be used, and asset impairment charges. The Plumbing Products charge included an asset impairment write-down related to the closure of one plant in the U.S. and a related workforce reduction of 250 people related to the transfer of production to other facilities in the U.S. and Mexico. The Plumbing Products charge also included termination costs for a workforce reduction of 350 people related to the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to the lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

         In 2001 the majority of the actions described above were completed for substantially the same amounts as originally accrued. With respect to the other actions the Company was able to settle certain items on more favorable terms than expected and others on less favorable terms. Additionally, the scope of certain activities was expanded and of others reduced. For Air Conditioning Systems and Services, the Company was able to terminate certain employees on more favorable terms than originally contemplated and terminate lease obligations more favorably than expected, resulting in a $5 million reversal of the accrual. However, the Company incurred additional costs of $4 million, principally related to discontinuing certain product lines in Europe. This additional cost was charged to expense in 2001. For Vehicle Control Systems the Company did not undertake all of the planned consolidation activities with respect to administrative functions in Western Europe and therefore reversed $4 million of the 2000 accrual. However, the planned transfer of production to Poland was expanded and accelerated, resulting in additional costs of $11 million, primarily for severance, which was charged to restructuring expense in 2001. Plumbing Products terminated fewer people than planned, resulting in a $3 million reversal of the 2000 accrual. However, in 2001 Plumbing Products incurred additional restructuring costs, principally severance of $2 million in North America.

         Following is a summary of the 2000 restructuring program and asset impairment charges through December 31, 2001 (dollars in millions):

                                 Initial   Non-Cash    Balance   Charges    Charges    Charges    Balance
                                  Charge  Write-off   Dec. 31,   Accrued   Reversed    Paid in    Dec. 31,
                                   2000    in 2000       2000    in 2001    in 2001      2001       2001
                                   ----    -------       ----    -------    -------      ----       ----
   Termination payments and
      other employee costs         $47.4      $  -      $47.4      $11.7     $(9.4)    $(44.8)      $4.9
   Asset impairments                24.1     (24.1)         -         -          -          -         -
   Other                             3.7                  3.7        6.1      (2.9)      (5.5)       1.4
                                   -----    ------      -----      -----    ------     ------       ----
                                   $75.2    $(24.1)     $51.1      $17.8    $(12.3)    $(50.3)      $6.3
                                   =====    ======      =====      =====    ======     ======       ====

         The Company expects that essentially all of the $6.3 million balance as of December 31, 2001 related to the 2000 restructuring program will be utilized by mid-2002. The remaining accrued termination payments and other employee costs are for severance and other related payments due to terminated employees.

         1998-1999 RESTRUCTURING PROGRAM

         As of December 31, 2001, the Company had completed the 1998-1999 restructuring program. The $5.5 million balance of accrued charges remaining for the program as of December 31, 2000, (see table below) were intended for the termination of employees in a certain country in conjunction with the transfer of production to Poland. During 2001 the Company decided not to terminate these employees and therefore the remaining balance of $5.5 million was reversed into income. However, the Company incurred additional charges in 2001 for the termination of employees in other countries in connection with the move to Poland. These charges are reflected in the table above.

         The 1998-1999 restructuring program commenced in 1998 when the Company committed to plans designed to achieve lower product costs and improved operating efficiency. Accordingly, in 1998 the Company recorded charges totaling $197 million ($183 million net of tax benefits) comprised of $185 million for Plumbing Products, $7 million for Air Conditioning Systems and Services and $5 million for Vehicle Control Systems. The Plumbing Products charge included costs related to the closure of five plants in Europe and two in North America, a loss on the sale of the French plumbing distribution operations, write-off of related goodwill and a workforce reduction of approximately 1,500 people. The Air Conditioning Systems and Services charge reflected the closure of one plant in Australia, one plant in Europe and a workforce reduction of 100 people. The Vehicle Control Systems' charge related to the closure of three plants in Europe and a workforce reduction of 75 people.

         During the fourth quarter of 1999 the Company recorded a $15 million restructuring and asset impairment charge that reflected several elements. The Company decided not to close one of its plumbing plants in North America. This reduced the number of people to be terminated in North America by approximately
280. The Company also was able to sell the other North American plumbing plant on more favorable terms than initially contemplated. Those two principal reductions and other smaller reductions to original estimates resulted in a reversal in 1999 of $29 million of amounts accrued in 1998. Management also expanded its restructuring plans for Vehicle Control Systems and decided to transfer additional manufacturing capacity to a facility in Poland, where labor costs are lower. This resulted in additional charges of $17 million for the closure of five manufacturing facilities in Europe and one in Japan, the termination of approximately 550 employees in Europe and 25 in Japan. In addition, certain estimated charges recorded in 1998 were increased to reflect current estimates, resulting in additional charges incurred in 1999 of $14 million. Those increases included changes in severance and other employee-related costs (especially in Spain where significantly higher payments were required) and higher facilities closure costs. The 1999 charge also included a $13 million impairment charge related to a minority equity interest in a non-core business. In addition, in 2000 the Company determined that it would terminate fewer people than originally expected under this plan, resulting in the reversal of $5.6 million of charges.

         Following is a summary of the 1998-1999 restructuring program and asset impairment charges and activity through December 31, 2001 (dollars in millions):

                                                                                    Reversal of
                             Balance   Charges   Non-cash        Payments              Charges          Balance
                             Dec. 31,  Accrued   Write-off  ----------------  ------------------------  Dec. 31,
                               1998    In 1999      1999      1999    2000      1999    2000    2001      2001
                               ----    -------      ----      ----    ----      ----    ----    ----      ----
  Termination payments and
     other employee costs      $67.6    $20.5       $  -    $(50.0)  $(13.1)  $(13.9)  $(5.6)  $(5.5)      $ -
  Asset impairments             15.9      8.9       (8.9)     (4.7)    (1.3)    (9.9)     -        -         -
  Impairment of investment
     in non-core business         -      12.6      (12.6)        -        -        -      -        -         -
  Other                          7.9      1.4          -      (1.2)    (3.1)    (5.0)     -        -         -
                               -----    -----     ------    ------   ------   ------   -----   -----       ---
                               $91.4    $43.4     $(21.5)   $(55.9)  $(17.5)  $(28.8)  $(5.6)  $(5.5)      $ -
                               =====    =====     ======    ======   ======   ======   =====   =====       ===

NOTE 6. OTHER INCOME (EXPENSE)

         Other income (expense) was as follows:

                                                         Year Ended December 31,
                                                         -----------------------
              (Dollars in millions)                    2001        2000        1999
       -----------------------------------             ----        ----        ----
       Interest Income                                $ 2.2       $ 3.6       $ 4.7
       Equity in net income of unconsolidated
           Joint ventures                              18.5        30.0        36.9
       Minority interest                               (7.6)       (9.4)        2.6
       Accretion expense                              (16.1)      (10.7)      (14.4)
       Foreign exchange loss                          (11.5)       (4.3)       (5.9)
       Other, net                                       5.8         8.4        (6.5)
                                                      ------     -------     ------
                                                      $(8.7)     $ 17.6      $ 17.4
                                                      ======     =======     ======

         The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is in Meritor WABCO Vehicle Control Systems ("Meritor/WABCO"). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck, trailer, bus and sport utility vehicle manufacturers and providing aftermarket distribution for Vehicle Control Systems. The decrease in equity in net income of unconsolidated joint ventures in 2001 was attributable to the significant decline in the U.S. truck manufacturing market and correspondingly, a reduction in the net income of Meritor/WABCO.

NOTE 7.  POST-RETIREMENT BENEFITS

         The Company sponsors post-retirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") for the Company's U.S. salaried employees and certain U.S. hourly employees. The ESOP is an individual account, defined contribution plan. Shares of the Company's common stock held by the ESOP are allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation and a matching Company contribution of up to 6% of covered compensation invested in the Company's 401(k) savings plan by employees). From May 1997 through November 2000, the Company funded basic and matching allocations to the ESOP accounts through weekly contributions of cash. Prior to May 1997 and subsequent to November 2000, the Company funded the ESOP with shares of the Company's common stock based upon the closing price each Friday for shares of the Company's common stock quoted on the New York Stock Exchange. The Company will fund the ESOP in future years through contributions of either cash or shares of the Company's common stock.

         Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. At December 31, 2001, funded plan assets related to pensions were held primarily in fixed income and equity funds. Post-retirement health and life insurance benefits are funded as incurred.

         The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 2001 and 2000, and a statement of the funded status as of December 31, 2001 and 2000:

                                               2001          2001        2001          2000         2000        2000
                                           -----------  ------------ -----------   ------------ ------------ ----------
                                                          DOMESTIC                                Domestic
                                             DOMESTIC     HEALTH &      FOREIGN      Domestic     Health &      Foreign
                                              PENSION     LIFE INS.     PENSION       Pension     Life Ins.     Pension
           (Dollars in millions)             BENEFITS     BENEFITS     BENEFITS      Benefits     Benefits     Benefits
-----------------------------------------  -----------  ------------ -----------   ------------ ------------ ----------
Reconciliation of benefit obligation:
  Obligation at beginning of year             $ 454.2      $ 206.7       $ 544.1      $ 418.4      $ 193.1      $ 559.7
  Service cost                                   12.2          6.6          19.9         10.5          5.4         22.8
  Interest cost                                  34.4         14.2          28.1         31.8         14.6         30.5
  Participant contributions                         -          3.6           2.7            -          4.8          3.7
  Plan amendments                                18.4          1.2             -           .6            -           .1
  Actuarial loss                                 23.4         66.7          14.6         41.9          8.4         10.4
  Divestitures                                      -            -           (.7)           -            -         (3.7)
  Benefit payments                              (32.0)       (18.5)        (33.2)       (49.0)       (19.6)       (35.0)
  Foreign exchange effects                          -            -         (18.2)           -            -        (44.4)
                                              --------     --------      --------      -------     --------     --------
  Obligation at end of year                   $ 510.6      $ 280.5       $ 557.3      $ 454.2      $ 206.7      $ 544.1
                                              ========     ========      ========      =======     ========     ========
Reconciliation of fair value of plan
assets:
  Fair value of plan assets at beginning
    of year                                   $ 449.7         $  -       $ 367.9      $ 497.7         $  -      $ 406.0
  Actual return (loss) on assets                (34.6)           -         (23.5)       (19.0)           -          4.2
  Divestitures                                      -            -             -            -            -         (8.6)
  Employer contributions                          2.3         14.9          26.3         20.0         14.8         26.7
  Participant contributions                         -          3.6           2.7            -          4.8          3.7
  Benefit payments                              (32.0)       (18.5)        (33.2)       (49.0)       (19.6)       (35.0)
  Other expenses                                    -            -          (2.4)           -            -         (1.3)
  Foreign exchange effects                          -            -         (10.9)           -            -        (27.8)
                                              --------     --------      --------      -------     --------     --------
Fair value of plan assets at end of year      $ 385.4         $  -       $ 326.9      $ 449.7         $  -      $ 367.9
                                              ========     ========      ========      =======     ========     ========

Funded Status at December 31:
  Funded status                               $(125.2)     $(280.5)      $(230.4)      $ (4.5)     $(206.7)     $(176.2)
  Unrecognized prior service cost
    (benefit)                                    50.7         (4.5)          5.7         37.0         (6.4)         6.2
  Unrecognized net actuarial (gain) loss         34.6         98.4          20.0        (59.1)        21.3        (39.4)
                                              --------     --------      --------      -------     --------     --------
Net amount recognized                         $ (39.9)     $(186.6)      $(204.7)      $(26.6)     $(191.8)     $(209.4)
                                              ========     ========      ========      =======     ========     ========

         The following table provides a summary of pension plans with assets in excess of accumulated benefit obligations and plans with accumulated benefit obligations in excess of assets for the foreign and domestic pension benefits as of December 31:

                                                   2001              2001              2000              2000
                                            ----------------- ----------------- ----------------- ------------------
                                                 ASSETS IN        ACCUMULATED        Assets In        Accumulated
                                                 EXCESS OF          BENEFIT          Excess of          Benefit
                                                ACCUMULATED       OBLIGATIONS       Accumulated       Obligations
                                                  BENEFIT        IN EXCESS OF         Benefit        In Excess of
            (Dollars in millions)               OBLIGATIONS         ASSETS          Obligations         Assets
------------------------------------------- ----------------- ----------------- ----------------- ------------------
Domestic pension benefits:
  Projected benefit obligation                         $  -            $510.6            $440.5             $13.7
  Accumulated benefit obligation                          -             491.8             433.8               8.0
  Fair value of plan assets                               -             385.4             449.7                 -
  Accrued benefit liabilities                             -            (108.8)            (18.3)             (8.3)
  Intangible asset                                        -              49.7                 -                 -
  Accumulated other comprehensive income                  -              19.2                 -                 -
Foreign pension benefits:
  Projected benefit obligation                       $290.1            $267.2            $271.7            $272.4
  Accumulated benefit obligation                      247.9             242.7             239.0             246.9
  Fair value of plan assets                           312.1              14.8             350.0              17.9
  Prepaid benefit costs (accrued benefit               57.1            (261.8)             56.1            (265.5)
  liabilities)

         For certain domestic plans for which the accumulated benefit obligation exceeded the total of plan assets, in 2001 the Company recorded an additional minimum liability of $68.9 million as part of its reserve for post-retirement benefits. In connection therewith, an intangible asset was recorded in Other Assets for $49.7 million as of December 31, 2001, to the extent of unrecognized prior service cost, and accumulated other comprehensive income (in shareholders' equity/deficit) was charged $19.2 million ($11.7 million net of tax).

         The projected benefit obligation for post-retirement benefits was determined using the following assumptions:

                                                         2001           2001            2000           2000
                                                     ------------   ------------    ------------   ------------
                                                       DOMESTIC        FOREIGN        Domestic        Foreign
                                                     ------------   ------------    ------------   ------------
   Assumptions as of December 31:
     Discount rate                                       7.25%         4.25%-6.50%      7.50%        4.50%-7.00%
     Long-term rate of inflation                         2.80%          .05%-2.80%      2.80%        0.30%-2.30%
     Merit and promotion increase                        1.70%               1.70%      1.70%              1.70%
     Rate of return on plan assets for the year          9.00%         5.00%-7.00%      9.00%        4.75%-7.25%

         The weighted-average annual assumed rate of increase in the health care cost trend rate is 5% for 2001 and is assumed to increase to 10% in 2002 and gradually decline to 5% over the next 10 years. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

                             (Dollars in millions)                             1% Increase       1% Decrease
   -------------------------------------------------------------------------   -----------       -----------
   Effect on the health care component of accumulated post-retirement
     obligation                                                                   $28.7           $(24.4)
   Effect on total of service and interest cost components of net periodic
      post-retirement health care benefit costs                                    $3.3            $(2.7)

         Total post-retirement costs were:

                                                                   Year ended December 31,
                                                                   -----------------------
               (Dollars in millions)                         2001          2000          1999
   -------------------------------------------               ----          ----          ----
   Pension benefits                                          $32.5         $29.1         $51.8
   Health and life insurance benefits                         20.1          19.3          20.4
                                                            ------         -----        ------
   Defined benefit plan cost                                  52.6          48.4          72.2
   Defined contribution plan cost, principally ESOP           55.4          49.7          46.2
                                                            ------         -----        ------
   Total post-retirement costs, including
     accretion expense                                      $108.0         $98.1        $118.4
                                                            ======         =====        ======

         Post-retirement cost had the following components:

                                                                      Year Ended December 31,
                                           -------------------------------------------------------------------------
                                               2001        2001         2000        2000          1999        1999
                                           ----------- ------------ ----------- ------------  ----------- ----------
                                                         HEALTH &                 Health &                  Health &
                                              PENSION    LIFE INS.     Pension    Life Ins.      Pension    Life Ins.
                (Dollars in millions)        BENEFITS    BENEFITS     Benefits    Benefits      Benefits    Benefits
 ----------------------------------------------------- ------------ ----------- ------------  ----------- ----------
 Service cost-benefits earned during the
   period                                     $ 32.1         $6.6      $ 33.3          $5.4       $41.1         $6.5
 Interest cost on the projected benefit
   obligation                                   62.5         14.2        62.3          14.6        57.1         13.7
 Less assumed return on plan assets            (60.6)           -       (68.8)            -       (56.1)           -
 Amortization of prior service cost              4.9          (.7)        4.3          (0.7)        4.9          (.8)
 Amortization of net (gain) loss                (6.4)           -        (3.8)            -         4.8          1.0
                                               -----        -----      ------         -----      ------        -----
 Defined benefit plan cost                      32.5         20.1        27.3          19.3        51.8         20.4
                                               -----        -----      ------         -----      ------        -----
 Curtailment loss                                  -            -         1.8             -           -            -
                                               -----        -----      ------         -----      ------        -----
 Net defined benefit plan cost after           $32.5        $20.1      $ 29.1         $19.3      $ 51.8        $20.4
                                               ======       ======     =======        ======     =======       =====
 curtailments
 Accretion expense (income) reflected
    in "other income (expense)"                $ 1.9        $14.2      $ (3.9)        $14.6      $   .7        $13.7
                                               =====        =====      ======         =====      ======        =====

         Amortization of prior service costs is computed on the straight-line method over the average remaining service period of active participants.

NOTE 8. INCOME TAXES

         The Company's income from continuing operations before income taxes and the applicable provision (benefit) for income taxes were:

                                                          Year Ended December 31,
                                                          -----------------------
              (Dollars in millions)                    2001         2000           1999
      ------------------------------------            ------       ------         -----
      Income from continuing operations
        before income taxes:
          Domestic                                    $326.5        $268.9 (a)    $298.1
          Foreign                                      149.8         240.5 (a)     153.4
                                                      ------        ------        ------
                                                      $476.3        $509.4        $451.5
                                                      ======        ======        ======
      Provision (benefit) for income taxes:
        Current:
          Domestic                                    $116.8        $109.5        $116.9
          Foreign                                       20.8          87.7          42.2
                                                      ------        ------        ------
                                                       137.6         197.2         159.1
                                                      ------        ------        ------
        Deferred:
          Domestic                                      18.1          12.5          17.2
          Foreign                                       25.6         (15.5)         11.1
                                                      ------        ------        ------
                                                        43.7          (3.0)         28.3
                                                      ------        ------        ------
        Total provision                               $181.3        $194.2        $187.4
                                                      ======        ======        ======

(a) Includes $57.3 million gain on sale of Mexican water heater business in 2000: domestic $7.9 million; foreign $49.4 million. Associated taxes of $5.7 million were all foreign. Also includes $69.6 million of restructuring expense in 2000: domestic $25.0 million; foreign $44.6 million. Associated tax benefits were $18.9 million: domestic $10.1 million; foreign $8.8 million.

         A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2001, 2000 and 1999 to the income before income taxes is as follows:

                                                                Year Ended December 31,
                                                                -----------------------
                  (Dollars in millions)                      2001          2000         1999
      -------------------------------------------           ------        ------       -----
      Tax provision at statutory rate                      $166.7        $178.3       $158.0
      Increase (decrease) in valuation allowance             (6.8)        (12.0)        35.7
      Nondeductible goodwill amortization and
        Goodwill write-offs                                   7.5           7.1          7.5
      Foreign tax effects                                     (.9)         12.0        (21.4)
      State tax provision                                     9.9           7.3          1.5
      Other, net                                              4.9           1.5          6.1
                                                           ------        ------       ------
      Total provision                                      $181.3        $194.2       $187.4
                                                           ======        ======       ======

         The decrease in the valuation allowance in 2001 was primarily attributable to utilization of a domestic capital loss carryforward. The decrease in the valuation allowance in 2000 was primarily attributable to the utilization of foreign net operating loss carryforwards. The increase in the valuation allowance in 1999 was primarily attributable to the generation of foreign net operating loss carryforwards (primarily related to restructuring charges in 1998) that were not expected to be realized.

         The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

                                                                Year Ended December 31,
                                                                -----------------------
                   (Dollars in millions)                           2001           2000
     ------------------------------------------------             ------         -----
     Deferred tax liabilities:
       Facilities (accelerated depreciation, capitalized
         Interest and purchase accounting differences)          $ 163.4        $ 148.3
       Inventory (LIFO and purchase accounting                     18.2            6.0
     differences)
       Employee benefits                                           14.2           11.8
       Other                                                       90.3           71.4
                                                                 ------         ------
                                                                  286.1          237.5
                                                                 ------         ------
     Deferred tax assets:
       Post-retirement benefits                                   129.4          123.5
       Warranties                                                  88.2           98.4
       Foreign net operating losses, tax credits and
         Capital losses                                           116.0          122.7
       Reserves                                                   103.1           95.4
       Other                                                        6.5            5.0
       Valuation allowances                                      (116.0)        (122.7)
                                                                 ------         ------
                                                                  327.2          322.3
                                                                 ------         ------
       Net deferred tax assets                                   $ 41.1         $ 84.8
                                                                 ======         ======

         Deferred tax assets related to foreign tax credits, foreign net operating loss carry-forwards and domestic capital loss carryforwards have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income as well as on income in the legal entity which gave rise to tax losses and capital gains. The foreign tax credits, net operating losses and capital losses are available for utilization in future years. In some tax jurisdictions the carryforward period is limited to as little as five years; in others it is unlimited.

         As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant.

         Cash taxes paid were $105 million, $126 million and $146 million in 2001, 2000 and 1999, respectively.

         The Company has been in discussions and negotiations with The State Finance Administration for the North Rhine-Westphalia, Germany (the "German Tax Authority") concerning certain tax issues covering the years 1984-1994. For the years 1984-1990, the Company received a tax assessment from the German Tax Authority in the amount of $90 million. For years 1991-1994, the Company anticipated a further assessment for an amount substantially greater than that assessed for 1984-1990. On January 15, 2002, the Company settled all issues for all years (1984-1994) for a current cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company has adequately reserved for all issues, the settlement will have no future impact on results of operations.

NOTE 9. INVENTORIES

         The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

                                              Year Ended December 31,
                                              -----------------------
        (Dollars in millions)                   2001            2000
        ---------------------------            ------          -----
        Finished products                      $378.1          $353.8
        Products in process                     135.3           116.9
        Raw materials                           143.7           135.6
                                               ------          ------
        Inventories at cost                    $657.1          $606.3
                                               ======          ======

         The current replacement cost of inventories exceeded the LIFO carrying cost by approximately $18 million in both years.

NOTE 10. FACILITIES

         The components of facilities, at cost, are as follows:

                                                    Year Ended December 31,
                                                    -----------------------
            (Dollars in millions)                     2001           2000
        ---------------------------                 --------       --------
        Land                                          $ 78.0         $ 81.7
        Buildings                                      587.0          526.8
        Machinery and equipment                      1,243.3        1,238.1
        Improvements in progress                       112.3          139.8
                                                    --------       --------
        Gross facilities                             2,020.6        1,986.4
        Less: accumulated depreciation                 657.8          603.7
                                                    --------       --------
        Net facilities                              $1,362.8       $1,382.7
                                                    ========       ========

NOTE 11. DEBT

         On November 6, 2001, the Company entered into two new bank credit agreements, which replaced the 1997 credit agreement (the "1997 Credit Agreement"). The new credit agreements provide the Company and certain subsidiaries (the "Borrowers") with senior unsecured revolving credit facilities, aggregating $1.3 billion, available to all Borrowers as follows: (a) a five-year, $1 billion multi-currency revolving credit facility which expires in 2006 and (b) a 364-day, $300 million U.S. dollar revolving credit facility which expires November 5, 2002 with an option to renew for an additional 364 days.

         On May 28, 1999, American Standard Inc. completed the sale of the equivalent of $460 million of Senior Notes, with an average interest rate of 7.7%, issued in three series: 250 million Euro Senior Notes due 2006; 100 million U.S. Dollar Senior Notes due 2009 and 60 million Sterling Senior Notes due 2009. Net proceeds of $452 million from the offering were applied to refinance borrowings incurred to pay $150 million of 10 7/8 % Senior Notes at maturity on May 15, 1999 and to refinance a substantial portion of the purchase price of a business acquired in 1999. The May 28, 1999 sale of Senior Notes, which are not subject to redemption, was made pursuant to a shelf registration statement jointly filed by American Standard Companies Inc. and its wholly-owned subsidiary American Standard Inc. covering $1 billion of senior debt (the "1998 Shelf Registration"). Debt securities sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include certain investments, acquisitions, additions to working capital or capital expenditures.

         SHORT-TERM - Short-term borrowings are available outside the U.S. under informal credit facilities and are typically in the form of overdrafts. At December 31, 2001, the Company had $42 million of such foreign short-term debt outstanding at an average interest rate of 6.64% per annum. The Company also had an additional $87 million of unused foreign facilities. The banks may revoke these facilities at any time. The Company also has credit facilities for its operations in China totaling $55 million, of which $16 million was outstanding as of December 31, 2001, with remaining availability of $34 million after $5 million letters-of-credit usage.

         Average short-term borrowings for 2001, 2000 and 1999 were $85 million, $88 million and $1,004 million, respectively, at weighted-average interest rates of 7.60%, 8.45% and 5.30%, respectively. Total short-term borrowings outstanding at December 31, 2001, 2000 and 1999 were $59 million, $84 million and $737 million, respectively, at weighted-average interest rates of 6.6%, 8.3% and 6.4%, respectively. Short-term borrowings were higher in 1999 and average interest rates were lower that year because revolving credit borrowings under the 1997 Credit Agreement were classified as short-term in that year and borrowings thereunder carried much lower rates than other short-term borrowings.

         LONG-TERM - The aggregate borrowings of up to $1.3 billion available under the new credit facilities can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $150 million for same-day, short-term borrowings. Each loan outstanding under these facilities is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with certain conditions contained in the agreements. All borrowings under the new credit agreements are therefore classified as long-term.

         The Company pays a facilities fee of .225% per annum on the five-year facility and .175% per annum on the 364-day facility (whether or not borrowed), and borrowings thereunder bear interest generally at the London Interbank Offered Rate ("LIBOR") plus 1.025% and 1.075% per annum, respectively. These LIBOR spreads are subject to adjustment should the Company's debt rating change. The Company also pays 1.025% per annum plus issuance fees for letters of credit.

         At December 31, 2001, there were $725 million of borrowings outstanding under the five-year facility and $66 million outstanding under the 364-day facility. Remaining availability under these facilities at December 31, 2001, after reduction for $110 million of letters of credit usage was $399 million.

         The amounts of long-term debt maturing in years 2002 through 2006 are:
2002 - $11.4 million; 2003 - $202.0 million; 2004 - $9.0 million; 2005 - $217.2 million and 2006 - $949.9 million.

         Long-term debt is recorded at face amount, net of unamortized discount, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

                                                                      Year Ended December 31,
                                                                      -----------------------
                       (Dollars in millions)                           2001            2000
          ---------------------------------------------              --------        --------
          Five-year credit agreement                                  $ 725.0           $  -
          364-day credit agreement                                       66.0              -
          1997 Credit Agreement                                            -            990.4
          9 1/4% sinking fund debentures, due
              in installments from 2002 to 2006                          37.5            60.0
          7 1/8% senior notes due 2003                                  124.9           124.8
          7 3/8% senior notes due 2005                                  207.6           207.4
          7.125% Euro senior notes due 2006                             216.0           225.3
          7 3/8% senior notes due 2008                                  318.2           318.2
          8.25% senior notes due 2009                                    97.4            97.4
          8.25% Sterling senior notes due 2009                           86.1            88.1
          7 5/8% senior notes due 2010                                  260.6           260.5
          Other long-term debt                                           14.1            15.9
                                                                     --------        --------
                                                                      2,153.4         2,388.0
          Less current maturities                                        11.4            12.4
                                                                     --------        --------
          Total long-term debt                                       $2,142.0        $2,375.6
                                                                     ========        ========

         The U.S. Dollar equivalent of borrowings outstanding under the new credit facilities at December 31, 2001, and under the 1997 Credit Agreement at December 31, 2000, and the effective weighted-average interest rates were:

                                                                      Year Ended December 31,
                                                                      -----------------------
                        (Dollars in millions)                           2001            2000
          -------------------------------------------------            ------          ------
          U.S. dollar loans at 2.96% in 2001; 6.94% in 2000            $791.0          $618.2
          Deutschemark loans at 5.67% in 2000                              -            342.6
          Dutch guilder loans at 5.65% in 2000                             -             29.6
                                                                       ------          ------
          Total credit agreement loans                                 $791.0          $990.4
                                                                       ======          ======

         On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption price of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the new credit agreements.

         None of the Senior Notes outstanding as of December 31, 2001, is redeemable by the Company prior to maturity.

         During the second half of 2001 the Company entered interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3/8% Senior Notes due 2008 and $75 million of the 7 3/8% Senior Notes due 2005. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. As of December 31, 2001, the average effective interest rate on the $300 million of Senior Notes to which the swaps apply was 3.85%. See Note 13 for additional information on the interest rate swaps.

         Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 2001, 2000 and 1999, were $4.8 million, $2.0 million and $3.3 million, respectively. Cash interest paid in those years on all outstanding indebtedness amounted to $169 million, $199 million and $181 million, respectively.

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

NOTE 12. CAPITAL STOCK

         The Company's Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in the ownership of the common stock of the Company.

         In the second quarter of 2001, the Company bought back warrants for the purchase of 3 million shares of the Company's common stock held by Kelso ASI Partners, L. P. for $35 million.

         In 1998 and 2000, the Company's Board of Directors approved plans to purchase up to $400 million of the Company's common stock to offset the dilutive effect of issuing shares of common stock pursuant to the Company's stock option plan and other incentive and benefit plans funded with shares of stock. Pursuant to these authorizations, the Company purchased 1,921,050 shares in 2001 for $116 million, 3,559,900 shares in 2000 for $148 million and 113,600 shares in 1999 for $4 million. As of December 31, 2001, the unexpended authorization was $48 million. On February 7, 2002, the Board authorized additional share repurchases of up to $150 million.

         The Company has a Stock Incentive Plan (the "Stock Plan") under which awards may be granted to officers and other key executives and employees in the form of stock options, stock appreciation rights, restricted stock or restricted units. The Board of Directors authorized increases of 1.9 million shares in 2000 and 5 million shares in 1998 under the plan to be issued from available treasury shares. The maximum number of shares or units that may be issued under the Stock Plan and other incentive bonus plans is 14,504,475, of which 7,604,475 may be granted as incentive stock options. Stock option awards granted under the Stock Plan vest ratably over three years on the anniversary date of the awards and are exercisable over a period of ten years.

         A summary of stock option activity and related information for 1999, 2000 and 2001 follows:

                                                         Weighted-   Weighted-
                                                           Average    Average
                                                          Exercise   Fair Value
                                             Shares        Price    Of Grants
                                             ------        -----    ---------
        Outstanding December 31, 1998      6,384,152       $28.69
          Granted                          2,445,750        35.00       $13.97
          Exercised                         (352,491)       23.54
          Forfeited                         (178,876)       36.34
                                          ----------
        Outstanding December 31, 1999      8,298,535        30.61
          Granted                          1,295,200        39.80       $16.03
          Exercised                       (1,175,696)       22.62
          Forfeited                         (154,570)       35.33
                                          ----------
        OUTSTANDING DECEMBER 31, 2000      8,263,469        33.06
          GRANTED                          1,538,350        57.14       $19.76
          EXERCISED                       (3,612,289)       28.51
          FORFEITED                         (271,115)       44.55
                                          ----------
        OUTSTANDING DECEMBER 31, 2001      5,918,415       $41.64

        EXERCISABLE AT END OF YEAR:
           1999                            4,634,288
           2000                            5,055,723
           2001                            3,200,295

         On January 1, 2000, the Chief Executive Officer of the Company was granted an award of 250,000 shares of restricted stock. Such shares vest in three equal annual installments beginning January 1, 2003. On February 7, 2002, awards in the form of options to purchase 1,842,050 shares were granted.

         Exercise prices for options outstanding as of December 31, 2001, ranged from $20 to $69.50. The weighted-average remaining contractual life of those options is 7.3 years. As of December 31, 2001, there were 2,109,111 shares available for grant under the plan and other incentive bonus plans.

         The Company has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per diluted share in 2001 would have decreased by $16.6 million and $.23, respectively; net income and net income per diluted share in 2000 would have decreased by $16.2 million and $.22, respectively; and the net income and net income per diluted share in 1999 would have decreased by $13.7 million and $.19, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.4% in 2001, 5.12% in 2000 and 6.8% in 1999; volatility of 30% in 2001, 31% in 2000 and 31% in 1999; an expected life of 5 years in 2001, 6 years in 2000 and 5 years in 1999; and a dividend yield of zero. These estimated expense amounts are not necessarily indicative of amounts in years beyond 2001.

         In 1997, shareholders approved the establishment of the Employee Stock Purchase Plan commencing January 1, 1998. The Company has implemented the plan in as many countries worldwide as is reasonably practical, given the applicable regulations in such countries. Upon enrollment, employees purchase shares of the Company's common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company's discretion. Employees purchased 139,727 shares in 2001, 209,354 shares in 2000 and 229,368 shares in 1999 under this plan.

NOTE 13. FINANCIAL INSTRUMENTS

         From time to time, the Company enters into transactions to manage its financial market risk, including commodity price, foreign exchange and interest rate risk. These transactions involve off-balance sheet contracts and financial instruments with financial risk. To minimize the risk of counter-party nonperformance, such agreements are made only through major financial institutions with significant experience in such financial instruments. Such agreements hedge only specific transactions or commitments.

         To manage the balance between floating interest rate debt and fixed interest rate debt, the Company enters into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these interest rate swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt.

         To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. The Company generally does not enter commodity hedges extending beyond eighteen months.

         Since the Company sells certain finished products in currencies different than the currency of the subsidiary that manufactured the products, the Company is exposed to foreign currency risk on such transactions. The Company hedges some of this risk by entering foreign currency forward contracts that effectively fix the transaction cost. Cash settlement proceeds or payments upon maturity of the contracts are included in the price of the transaction hedged, to the extent the hedge is effective. The Company generally does not enter currency hedges extending beyond one year.

         The notional amount and estimated fair value of interest rate swaps and hedging contracts at December 31, 2001 and 2000 are as follows:

                                                          2001                    2000
                                                 ---------------------   -----------------------
                                                   NOTIONAL       FAIR     Notional       Fair
                 (Dollars in millions)               VALUE        VALUE      Value        Value
           -------------------------------           ------       -----      ------       -----
           Interest rate swaps                      $300.0        $1.6         $ -         $ -
           Commodity forward contracts                63.2        (2.4)       81.6        (1.6)
           Foreign currency forward contracts         18.7          .6        23.5         (.8)

         The estimated fair value of other financial instruments at December 31, 2001 and their carrying amounts were:

                                                   CARRYING       FAIR
                  (Dollars in millions)              VALUE        VALUE
                  ---------------------              -----        -----
           Credit agreement loans                      $791        $791
           9 1/4% sinking fund debentures                38          38
           7 1/8% senior notes due 2003                 125         127
           7 3/8% senior notes due 2005                 208         212
           7.125% Euro senior notes due 2006            216         220
           7 3/8% senior notes due 2008                 318         318
           8.25% senior notes due 2009                   97         101
           8.25% Sterling senior notes due 2009          86          88
           7 5/8% senior notes due 2010                 261         261
           Other debt obligations                        14          14

         The fair values presented above are estimates as of December 31, 2001 and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

         The fair values of the Company's credit agreement loans were estimated by the Company to approximate their carrying value since the credit agreement was recently negotiated. The fair values of senior notes and sinking fund debentures were based on indicative market quotes obtained from a major securities dealer. The fair values of other debt obligations are not significant and were estimated by the Company to approximate their carrying value.

NOTE 14. COMMITMENTS AND CONTINGENCIES

         Future minimum rental commitments under all non-cancelable leases with original terms in excess of one year in effect at December 31, 2001, are: $107 million in 2002; $94 million in 2003; $77 million in 2004; $59 million in 2005; $48 million in 2006; and $72 million thereafter, a total of $457 million. Net rental expenses for all operating leases were $140 million, $127 million and $87 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of numerous sites, including certain facilities in the process of being closed (see Note 5). In those instances where it is probable as a result of such proceedings that the Company will incur costs that can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a material adverse effect on its consolidated financial position, cash flows or results of operations.

         In October 1999, verdicts were returned against the Company totaling $18 million related to claims of a terminated sales agent and distributor of air conditioning equipment. The Company is currently seeking relief from the verdicts at the trial court level and, if necessary, will appeal the verdicts, believing that substantial errors were made during the trial and that the issues before the trial court were wrongly decided.

         Over the years the Company has been named as defendant in cases claiming personal injury from asbestos. The Company does not consider that it has any significant financial risk because: it has never had to pay any of its money to claimants; it has ample insurance coverage with small yearly deductibles; and the products that have been named in claims have a low-risk profile and/or no direct linkage to the specific claim.

         The Company has commitments and performance guarantees, including energy savings guarantees, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2001 the Company has experienced no losses under such arrangements.

NOTE 15. SEGMENTS

         In addition to the segment data in the following table, see also the five-year summary in Item 6, "Selected Financial Data" on page 18 and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 30.

         SEGMENT DATA

                        (Dollars in millions)                       2001       2000        1999
           ----------------------------------------------          ------     ------      ------
           SALES:
             Air Conditioning Systems and Services                 $4,692     $4,726      $4,337
             Plumbing Products                                      1,813      1,803       1,755
             Vehicle Control Systems                                  960      1,069       1,098
                                                                   ------     ------      ------
                                                                   $7,465     $7,598      $7,190
                                                                   ======     ======      ======
           SEGMENT INCOME:
             Air Conditioning Systems and Services                  $ 515      $ 531       $ 453
             Plumbing Products                                        148        162         164
             Vehicle Control Systems                                  124        147         134
                                                                   ------     ------      ------
                                                                      787        840         751
           Equity in net income of unconsolidated joint
             ventures                                                  19         30          37
           Gain on sale of business                                     -         57           -
           Restructuring and asset impairment charges                   -        (70)        (15)
           Interest expense                                          (169)      (199)       (188)
           Corporate expenses                                        (161)      (149)       (134)
                                                                   ------     ------      ------
           Income from continuing operations before
             income taxes                                          $  476     $  509      $  451
                                                                   ======     ======      ======
           SALES - GEOGRAPHIC DISTRIBUTION (a):
             United States                                         $4,265     $4,308      $3,840
             Europe (countries below included in total)             2,128      2,170       2,270
               Germany                                                520        599         695
               U.K.                                                   433        463         515
               France                                                 419        421         372
               Italy                                                  300        309         333
             Other                                                  1,413      1,423       1,295
             Eliminations                                            (341)      (303)       (215)
                                                                   ------     ------      ------
               Total sales                                         $7,465     $7,598      $7,190
                                                                   ======     ======      ======
           SEGMENT INCOME--GEOGRAPHIC DISTRIBUTION:
             United States                                          $ 515      $ 567       $ 505
             Europe                                                   173        206         215
             Other                                                     99         67          31
                                                                   ------     ------      ------
               Total segment income                                 $ 787      $ 840       $ 751
                                                                   ======     ======      ======

         (a) Revenues from external customers are classified by country of origin.

                       (Dollars in millions)                         2001       2000        1999
           --------------------------------------------             ------     ------      -----
           ASSETS
             Air Conditioning Systems and Services                  $2,177     $2,116      $2,028
             Plumbing Products                                       1,694      1,666       1,673
             Vehicle Control Systems                                   590        665         684
                                                                    ------     ------      ------
               Total identifiable assets                            $4,461     $4,447      $4,385
                                                                    ======     ======      ======
           Geographic distribution:
             United States                                          $1,809     $1,707      $1,567
             Europe                                                  1,774      1,833       1,946
             Other                                                     878        907         872
                                                                    ------     ------      ------
               Total identifiable assets                             4,461      4,447       4,385
           Prepaid charges                                              32         33          42
           Cash and cash equivalents                                    82         85          61
           Net assets of discontinued operations held for sale          -          -           51
           Corporate assets                                            256        180         147
                                                                    ------     ------      ------
               Total assets                                         $4,831     $4,745      $4,686
                                                                    ======     ======      ======
           GOODWILL INCLUDED IN ASSETS:
             Air Conditioning Systems and Services                   $ 202      $ 224       $ 224
             Plumbing Products                                         484        435         460
             Vehicle Control Systems                                   243        276         307
                                                                    ------     ------      ------
               Total goodwill                                       $  929     $  935      $  991
                                                                    ======     ======      ======

                        (Dollars in millions)                       2001       2000        1999
           ----------------------------------------------          ------     ------      -------
           CAPITAL EXPENDITURES AND INVESTMENTS
             Air Conditioning Systems and Services                  $ 101      $ 116       $ 155
             Plumbing Products                                         72         99         123
             Vehicle Control Systems                                   30         44          49
                                                                    -----     ------      ------
               Total capital expenditures and investments           $ 203      $ 259       $ 327
                                                                    =====      =====       =====
           DEPRECIATION AND AMORTIZATION:
             Air Conditioning Systems and Services                   $ 82       $ 75       $  71
             Plumbing Products                                         89         85          80
             Vehicle Control Systems                                   57         50          51
             Corporate                                                  4          3          -
                                                                    -----      -----       -----
               Total depreciation and amortization                  $ 232      $ 213       $ 202
                                                                    =====      =====       =====

NOTE 16. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         All of the Company's Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. ("ASI"). American Standard Companies Inc. (the "Parent Company") fully and unconditionally guarantees the payment obligations under these securities (the Company's "Public Debt"). In lieu of providing separate audited financial statements for ASI, the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2001, 2000 and 1999, and balance sheets as of December 31, 2001 and 2000 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the "Other Subsidiaries"). None of the Other Subsidiaries guarantees the Public Debt of ASI. On December 31, 1999 the Company completed an internal reorganization whereby ASI transferred ownership of all the Other Subsidiaries and their intellectual property rights to another wholly owned subsidiary, American Standard International Inc. Therefore, prior to December 31, 1999, there were no Other Subsidiaries. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                   Other                    Consoli-
                                                           Parent                 Subsid-      Elimin-       dated
                (Dollars in millions)                      Company      ASI        iaries      ations        Total
-----------------------------------------------------      -------      ---        ------      ------        -----
Sales                                                                 $4,319.3    $3,384.4      $(238.4)     $7,465.3
                                                                      --------    --------      -------      --------
Costs and expenses:
  Cost of sales                                                        3,289.5     2,566.4       (238.4)      5,617.5
  Selling and administrative expenses                                    643.1       551.0                    1,194.1
  Other expense                                                            6.3         2.4                        8.7
  Interest expense                                                       140.9        27.8                      168.7
  Intercompany interest expense (income)
                                                                          14.7       (14.7)                         -
                                                                      --------    --------      -------      --------
    Total expenses                                                     4,094.5     3,132.9       (238.4)      6,989.0
                                                                      --------    --------      -------      --------
Income from continuing operations before income taxes
  and equity in net income of consolidated                               224.8       251.5                      476.3
subsidiaries
Income taxes                                                              89.0        92.3            -         181.3
                                                                      --------    --------      -------      --------
Income from continuing operations before equity
  in net income of consolidated subsidiaries                             135.8       159.2                      295.0
Equity in net income of consolidated subsidiaries          $295.0            -           -       (295.0)            -
                                                           ------     --------    --------      -------      --------
Net income                                                 $295.0     $  135.8    $  159.2      $(295.0)     $  295.0
                                                           ======     ========    ========      =======      ========

         CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                                                   Other                    Consoli-
                                                          Parent                   Subsid-      Elimin-       dated
                 (Dollars in millions)                    Company        ASI       iaries       ations        Total
-----------------------------------------------------     -------        ---       ------       ------        -----
ASSETS
Current assets:
  Cash and cash equivalents                                             $  3.1      $ 79.0                     $ 82.1
  Accounts receivable, net                                  $  .5        464.6       533.2                      998.3
  Inventories                                                            310.0       347.1                      657.1
  Other current assets                                                   108.3        50.6                      158.9
                                                           ------     --------    --------                   --------
    Total current assets                                       .5        886.0     1,009.9                    1,896.4
  Facilities, net                                                        544.8       818.0                    1,362.8
  Goodwill, net                                                          134.2       794.8                      929.0
  Investment in subsidiaries                                454.7            -           -      $(454.7)            -
  Other assets                                                           438.3       204.9                      643.2
                                                           ------     --------    --------      --------     --------
    Total assets                                           $455.2     $2,003.3    $2,827.6      $(454.7)     $4,831.4
                                                           ======     ========    ========      ========     ========
LIABILITIES AND SHAREHOLDERS'
   (DEFICIT) EQUITY
Current liabilities:
  Loans payable to banks                                                $   .1     $  58.6                     $ 58.7
  Current maturities of long-term debt                                    10.0         1.4                       11.4
  Other current liabilities                                              865.6                                1,618.2
                                                                      --------    --------                   --------
                                                                                     752.6
    Total current liabilities                                            875.7       812.6                    1,688.3
  Long-term debt                                                       2,137.8         4.2                    2,142.0
  Reserve for post-retirement benefits                                   282.2       207.3                      489.5
  Intercompany accounts, net                               $545.3         20.7      (566.0)                         -
  Other long-term liabilities                                            315.7       286.0                      601.7
                                                           ------     --------    --------      --------     --------
    Total liabilities                                       545.3      3,632.1       744.1         $  -       4,921.5
                                                           ------     --------    --------      --------     --------
    Total shareholders' (deficit) equity                    (90.1)    (1,628.8)    2,083.5       (454.7)        (90.1)
                                                           ------     --------    --------      --------     --------
    Total liabilities and shareholders' (deficit)
    equity                                                 $455.2     $2,003.3    $2,827.6      $(454.7)     $4,831.4
                                                           ======     ========    ========      ========     ========

                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                      Other                   Consoli-
                                                          Parent                     Subsid-      Elimin-       dated
                 (Dollars in millions)                    Company        ASI         iaries       ations        Total
-----------------------------------------------------     -------       ------       ------       ------       ------
Cash provided (used) by:
  Operating activities:
    Net income                                             $295.0       $135.8       $159.2      $(295.0)      $295.0
    Adjustments to reconcile net income
      to net cash provided by operations:
        Restructuring and asset impairment
            charges accrued (paid), net                                  (13.6)       (36.7)                    (50.3)
        Depreciation and amortization                                    100.8        131.5                     232.3
        Non-cash stock compensation                                       60.1                                   60.1
        Job elimination expenses accrued but unpaid                       17.8         28.7                      46.5
        Deferred income taxes                                             25.3         18.4                      43.7
        Equity in net income of subsidiary                 (295.0)                                 295.0            -
        Changes in assets and liabilities:
          Accounts receivable                                  .6         27.4        (20.7)                      7.3
          Inventories                                                     17.0        (74.9)                    (57.9)
          Accounts payable                                    (.4)       (30.2)       (18.5)                    (49.1)
          Other accrued liabilities                                      (32.3)        28.5                      (3.8)
          Post-retirement benefits                                         8.6           .3                       8.9
          Other long-term liabilities                                    (18.4)        25.1                       6.7
          Other assets                                                    (5.1)       (38.5)                    (43.6)
                                                           ------       ------       ------       ------       ------

Net cash provided (used) by operating activities               .2        293.2        202.4            -        495.8
                                                           ------       ------       ------       ------       ------
Investing activities:
    Purchase of property, plant and equipment                            (91.1)       (75.4)                   (166.5)
    Investments in affiliated companies                                    (.4)       (36.5)                    (36.9)
    Investments in computer software                                     (29.4)       (28.9)                    (58.3)
    Proceeds from sale and leasebacks                                     21.0          5.6                      26.6
    Proceeds from the disposal of property/equipment                       6.5          4.9                      11.4
    Other                                                                  6.4          2.9                       9.3
                                                           ------       ------       ------       ------       ------
Net cash used by investing activities                           -        (87.0)      (127.4)           -       (214.4)
                                                           ------       ------       ------       ------       ------
Financing activities:
    Repayments of long-term debt                                         (25.0)        (2.7)                    (27.7)
    Net change in revolving credit facility                              286.3       (465.3)                   (179.0)
    Net change in other short-term debt                                     .1        (24.1)                    (24.0)
    Purchases of treasury stock                            (116.5)                                             (116.5)
    Purchase of warrants                                    (35.2)                                              (35.2)
    Net change in intercompany accounts                      47.4       (479.0)       431.6                         -
    Proceeds from exercise of stock options                  96.9                                                96.9
    Financing costs and other                                 7.1         (4.4)                                   2.7
                                                           ------       ------       ------       ------       ------
Net cash provided by financing activities                     (.3)      (222.0)       (60.5)           -       (282.8)
Effect of exchange rate changes on
    cash and cash equivalents                                                          (1.9)                     (1.9)
                                                           ------       ------       ------       ------       ------
Net increase(decrease) in cash and cash equivalents           (.1)       (15.8)        12.6            -         (3.3)
Cash and cash equivalents at beginning of year                 .1         18.9         66.4            -         85.4
                                                           ------       ------       ------       ------       ------
Cash and cash equivalents at end of year                   $    -       $  3.1       $ 79.0       $    -       $ 82.1
                                                           ======       ======       ======       ======       ======

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                   Other                    Consoli-
                                                         Parent                   Subsid-       Elimin-       dated
                   (Dollars in millions)                 Company        ASI        iaries       ations        Total
----------------------------------------------------------------      -------    ----------    --------      ------
Sales                                                                 $4,274.5    $3,524.0      $(200.1)    $7,598.4
                                                                      --------    --------      --------     -------
Costs and expenses:
  Cost of sales                                                        3,249.4     2,678.4       (200.1)     5,727.7
  Selling and administrative expenses                                    618.5       549.4                   1,167.9
  Restructuring and asset impairment charges                              25.0        44.6                      69.6
  Gain on sale of Calorex                                                    -       (57.3)                    (57.3)
  Other (income) expense                                                 (18.6)        1.0                     (17.6)
  Interest expense                                                       166.1        32.6                     198.7
  Intercompany interest expense (income)                                     -           -            -            -
                                                                       -------     -------      --------     -------
    Total expenses                                                     4,040.4     3,248.7       (200.1)     7,089.0
                                                                       -------     -------      --------     -------
Income from continuing operations before income taxes
  and equity in net income of consolidated
  subsidiaries                                                           234.1       275.3            -        509.4
Income taxes                                                              92.6       101.6                     194.2
                                                                       -------     -------      --------     -------
Income from continuing operations before equity
  in net income of consolidated subsidiaries                             141.5       173.7            -        315.2
Equity in net income of consolidated subsidiaries          $315.2            -           -       (315.2)           -
                                                           ------      -------     -------      --------     -------
Net income                                                 $315.2      $ 141.5     $ 173.7      $(315.2)     $ 315.2
                                                           ======      =======     =======      ========     =======

         CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2000

                                                                                   Other                   Consoli-
                                                         Parent                   Subsid-      Elimin-       dated
                 (Dollars in millions)                   Company        ASI        iaries      ations        Total
-----------------------------------------------------    -------      -------    ----------  ----------    -------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ .1       $ 18.9      $ 66.4                    $ 85.4
  Accounts receivable, net                                    1.2        492.0       533.4                   1,026.6
  Inventories                                                            326.9       279.4                     606.3
  Other current assets                                                   100.5        59.7                     160.2
                                                           ------     --------    --------                  --------
    Total current assets                                      1.3        938.3       938.9                   1,878.5
  Facilities, net                                                        516.4       866.3                   1,382.7
  Goodwill, net                                                          142.5       792.3                     934.8
  Investment in subsidiaries                                100.1            -           -      $(100.1)           -
  Other assets                                                           410.0       138.7                     548.7
                                                           ------     --------    --------      --------    --------
    Total assets                                           $101.4     $2,007.2    $2,736.2      $(100.1)    $4,744.7
                                                           ======     ========    ========      ========    ========

LIABILITIES AND SHAREHOLDERS'
   (DEFICIT) EQUITY
Current liabilities:
  Loans payable to banks                                                            $ 83.7                    $ 83.7
  Current maturities of long-term debt                                  $ 10.1         2.3                      12.4
  Other current liabilities                                              907.2                               1,710.5
                                                                      --------    --------                  --------
                                                                                     803.3
    Total current liabilities                                            917.3       889.3                   1,806.6
  Long-term debt                                                       1,888.9       486.7                   2,375.6
  Reserve for post-retirement benefits                                   192.7       215.6                     408.3
  Intercompany accounts, net                               $494.3        455.9      (950.2)                        -
  Other long-term liabilities                                            355.1       192.0                     547.1
                                                           ------     --------    --------      --------    --------
    Total liabilities                                       494.3      3,809.9       833.4         $  -      5,137.6
                                                           ------     --------    --------      --------    --------
    Total shareholders' (deficit) equity                   (392.9)    (1,802.7)    1,902.8       (100.1)      (392.9)
                                                           ------     --------    --------      --------    --------
    Total liabilities and shareholders' (deficit)
    equity                                                 $101.4     $2,007.2    $2,736.2      $(100.1)    $4,744.7
                                                           ======     ========    ========      ========    ========

                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                    Other                   Consoli-
                                                         Parent                    Subsid-      Elimin-       dated
                 (Dollars in millions)                   Company        ASI        iaries       ations        Total
-----------------------------------------------------    -------      -------    ----------   ----------    -------
Cash provided (used) by:
  Operating activities:
    Net income                                             $315.2       $141.5       $173.7      $(315.2)     $ 315.2
    Adjustments to reconcile net income
      to net cash provided by operations:
        Restructuring and asset impairment
            charges accrued (paid), net                                   25.0         27.1                      52.1
        Gain on sale of Calorex                                                       (57.3)                    (57.3)
        Depreciation and amortization                                     76.7        136.7                     213.4
        Non-cash stock compensation                                        5.8                                    5.8
        Deferred income taxes                                            (41.2)        38.2                      (3.0)
        Equity in net income of subsidiary                 (315.2)                                 315.2            -
        Changes in assets and liabilities:
          Accounts receivable                                            (38.9)       (36.1)                    (75.0)
          Inventories                                                    (82.9)       (33.2)                   (116.1)
          Accounts payable                                                68.7         36.7                     105.4
          Other accrued liabilities                                       92.3       (122.8)                    (30.5)
          Post-retirement benefits                                       (16.8)         1.3                     (15.5)
          Other long-term liabilities                                     (6.2)        (8.7)                    (14.9)
          Other assets                                                    61.8         33.9                      95.7
                                                           ------       ------       ------      -------      -------
Net cash provided (used) by continuing operations               -        285.8        189.5            -        475.3
                                                           ------       ------       ------      -------      -------
Net cash used by discontinued operations                        -        (17.2)           -            -        (17.2)
                                                           ------       ------       ------      -------      -------
Net cash provided (used) by operating activities                -        268.6        189.5            -        458.1
                                                           ------       ------       ------      -------      -------
Investing activities:
    Purchase of property, plant and equipment                            (87.2)      (131.7)                   (218.9)
    Investments in affiliated companies                     (17.1)        17.1        (40.2)                    (40.2)
    Investments in computer software                                     (38.0)       (27.3)                    (65.3)
    Proceeds from sales of businesses                                     30.8         67.7                      98.5
    Other                                                                 11.4          3.5                      14.9
                                                           ------       ------       ------      -------      -------
Net cash used by investing activities                       (17.1)       (65.9)      (128.0)           -       (211.0)
                                                           ------       ------       ------      -------      -------
Financing activities:
    Repayments of long-term debt                                        (121.9)        (5.3)                   (127.2)
    Net change in revolving credit facility                             (103.3)       135.0                      31.7
    Net change in other short-term debt                                                  .5                        .5
    Purchases of treasury stock                            (147.5)                                             (147.5)
    Net change in intercompany accounts                     143.0         30.3       (173.3)                        -
    Proceeds from exercise of stock options                  21.7                                                21.7
    Other                                                                                .1                        .1
                                                           ------       ------       ------      -------      -------
Net cash provided by financing activities                    17.2       (194.9)       (43.0)           -       (220.7)
                                                           ------       ------       ------      -------      -------
Effect of exchange rate changes on
    cash and cash equivalents                                   -            -         (2.2)           -         (2.2)
                                                           ------       ------       ------      -------      -------
Net increase in cash and cash equivalents                      .1          7.8         16.3            -         24.2
Cash and cash equivalents at beginning of year                  -         11.1         50.1            -         61.2
                                                           ------       ------       ------      -------      -------
Cash and cash equivalents at end of year                   $   .1       $ 18.9       $ 66.4        $   -       $ 85.4
                                                           ======       ======       ======      =======      =======

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                                 Consoli-
                                                              Parent                 Elimin-       dated
                (Dollars in millions)                        Company       ASI        ations       Total
----------------------------------------------------         -------     -------    ----------   ---------
Sales                                                                    $7,189.5                 $7,189.5
                                                                         --------                 --------
Costs and expenses:
  Cost of sales                                                           5,406.6                  5,406.6
  Selling and administrative expenses                                     1,146.3                  1,146.3
  Restructuring and asset impairment charges                                 14.7                     14.7
  Other income                                                              (17.4)                   (17.4)
  Interest expense                                                          187.8                    187.8
                                                                         --------                 --------
    Total expenses                                                        6,738.0                  6,738.0
                                                                         --------                 --------
Income from continuing operations before income taxes and
   equity in net income of consolidated subsidiary                          451.5                    451.5
Income taxes                                                                187.4                    187.4
                                                                         --------                 --------

Income from continuing operations before equity in net
   income of consolidated subsidiary                                        264.1                    264.1
Loss from discontinued operations                                           125.8                    125.8
Equity in net income of subsidiary                             $138.3           -     $(138.3)           -
                                                               ------    --------     -------     --------
Net income                                                     $138.3    $  138.3     $(138.3)    $  138.3
                                                               ======    ========     =======     ========

                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                     Other                    Consoli
                                                          Parent                    Subsid-      Elimin-       dated
                 (Dollars in millions)                    Company        ASI         iaries      ations        Total
-----------------------------------------------------     -------       ------       ------     -------       ------
Cash provided (used) by:
  Operating activities:
    Net income                                             $138.3       $138.3                  $(138.3)      $138.3
    Adjustments to reconcile net income
       to net cash provided by operations:
         Restructuring and asset impairment
            charges accrued (reversed/paid), net                          (7.3)                                 (7.3)
         Loss from discontinued operations                               125.8                                 125.8
         Depreciation and amortization                                   202.1                                 202.1
         Deferred income taxes                                            28.3                                  28.3
         Equity in net income of subsidiary                (138.3)           -                    138.3            -
         Changes in assets and liabilities:
           Accounts receivable                                           (58.5)                                (58.5)
           Inventories                                                   (20.5)                                (20.5)
           Accounts payable                                               36.2                                  36.2
           Other accrued liabilities                                      62.4                                  62.4
           Post-retirement benefits                                       14.6                                  14.6
           Other long-term liabilities                                   (16.1)                                (16.1)
           Other assets                                                    6.3                                   6.3
                                                           ------       ------                  -------       ------
Net cash provided by continuing operations                      -        511.6                        -        511.6
Net cash (used) by discontinued operations                               (37.8)                                (37.8)
                                                           ------       ------                  -------       ------
Net cash provided by operating activities                       -        473.8                        -        473.8
                                                           ------       ------                  -------       ------
Investing activities:
    Purchase of property, plant and equipment                           (274.5)                               (274.5)
    Investments in affiliated companies                      (8.1)       (52.8)                     8.1        (52.8)
    Investments in computer software                                     (85.5)                                (85.5)
    Acquisitions of businesses                                          (427.0)                               (427.0)
    Other                                                                  4.0                                   4.0
                                                           ------       ------                  -------       ------
Net cash used by investing activities                        (8.1)      (835.8)                     8.1       (835.8)
                                                           ------       ------                  -------       ------
Financing activities:
    Proceeds from issuance of long-term debt                             483.5                                 483.5
    Repayments of long-term debt                                        (198.1)                               (198.1)
    Net change in revolving credit facility                               51.7                                  51.7
    Net change in other short-term debt                                   21.4                                  21.4
    Purchases of treasury stock                              (4.2)        (4.2)                     4.2         (4.2)
    Decrease in loan from subsidiary                         (4.9)                                  4.9            -
    Cash transferred (to) from affiliate                                 (50.1)       $50.1                        -
    Other                                                    17.2          7.1                    (17.2)         7.1
                                                           ------       ------       ------     -------       ------
Net cash provided by financing activities                     8.1        311.3         50.1        (8.1)       361.4
                                                           ------       ------       ------     -------       ------
Effect of exchange rate changes on cash and
    cash equivalents                                                      (1.2)                                 (1.2)
                                                           ------       ------       ------     -------       ------
Net increase (decrease) in cash and cash equivalents            -        (51.9)        50.1           -         (1.8)
Cash and cash equivalents at beginning of year                  -         63.0                                  63.0
                                                           ------       ------       ------     -------       ------
Cash and cash equivalents at end of year                   $    -       $ 11.1       $ 50.1     $     -       $ 61.2
                                                           ======       ======       ======     =======       ======

                           QUARTERLY DATA (UNAUDITED)

                                    YEAR 2001

            (Dollars in millions, except per share data)             FIRST      SECOND        THIRD     FOURTH(a)
          ------------------------------------------------        ----------  ----------   ---------   -----------
          Sales                                                     $1,790.7     $2,039.4    $1,885.0     $1,750.2

          Cost of sales                                              1,356.6      1,497.6     1,416.2      1,347.1

          Income before income taxes                                   104.2        191.5       144.0         36.6
          Income taxes                                                  39.1         71.8        54.0         16.4
                                                                    --------     --------    --------     --------
          Net income                                                $   65.1     $  119.7    $   90.0     $   20.2
                                                                    ========     ========    ========     ========

          Net income per common share:
            Basic                                                     $  .92       $ 1.68      $ 1.25       $  .28
            Diluted                                                   $  .90       $ 1.63      $ 1.23       $  .27

          Average number of common shares (thousands):
            Basic                                                     70,600       71,503      71,837       71,865
            Diluted                                                   72,640       73,462      73,448       73,262
          Range of prices on common stock:
            High                                                     $ 62.25      $ 67.46     $ 70.90      $ 68.97
            Low                                                      $ 46.75      $ 56.40     $ 51.24      $ 52.45

                                    YEAR 2000

            (Dollars in millions, except per share data)             First      Second        Third     Fourth(b)
          ------------------------------------------------        ----------  ----------   ---------   ----------
          Sales                                                     $1,822.0     $2,046.2    $1,960.8     $1,769.4

          Cost of sales                                              1,380.6      1,502.8     1,474.8      1,369.4

          Income before income taxes                                   100.1        178.6       147.7         83.0
          Income taxes                                                  40.0         71.0        58.8         24.4
                                                                    --------     --------    --------     --------
          Net income                                                $   60.1     $  107.6    $   88.9     $   58.6
                                                                    ========     ========    ========     ========

          Net income per common share:
            Basic                                                     $  .85       $ 1.54      $ 1.28       $  .85
            Diluted                                                   $  .82       $ 1.48      $ 1.23       $  .82

          Average number of common shares (thousands):
            Basic                                                     71,025       70,263      69,806       69,409
            Diluted                                                   73,060       72,761      72,382       71,602
          Range of prices on common stock:
            High                                                     $ 45.81      $ 46.94     $ 49.75      $ 49.50
            Low                                                      $ 34.31      $ 37.50     $ 41.00      $ 38.50

         The sum of each line for the four quarters does not necessarily equal the amount reported for the full year because of rounding and, for per share amounts, because of the effect of averaging the shares used in the calculation.

          (a) The fourth quarter of 2001 included an expense of $53 million ($36 million, net of taxes) related to the elimination of approximately 1,700 salaried positions.

          (b) The fourth quarter of 2000 included a gain on the sale of a business of $57 million ($52 million, net of taxes) and net restructuring charges of $70 million ($51 million, net of tax benefit).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to instruction G(3) to Form 10-K, the information required by
Item 10 with respect to the Directors of the Company set forth under the heading "Directors" in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

         The information required by Item 10 with respect to the Executive Officers of the Company has been included in Part I of this Form 10-K (as Item
4A) in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

         Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to Instruction G(3) to Form 10-K, information concerning executive compensation and related matters set forth under the heading entitled "Directors' Fees and Other Arrangements", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management and others set forth under the heading entitled "Common Stock Ownership of Officers, Directors and Significant Shareholders" in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions set forth under the heading entitled "Certain Relationships and Related Party Transactions" in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. and 2.  Financial statements and financial statement schedules

               The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 64 hereof are incorporated herein by reference.

         3. Exhibits

               The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

               During the quarter ended December 31, 2001, the company filed no Current Reports on Form 8-K.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   COVERED BY
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                                        Page No.
1.  Financial Statements:
         Consolidated Balance Sheet at
              December 31, 2001, and 2000                                   35
         Years ended December 31, 2001, 2000 and 1999:
              Consolidated Statement of Income                              34
              Consolidated Statement of Cash Flows                          36
              Consolidated Statement of Shareholders' Deficit               37
         Notes to Financial Statements                                   38-60
         Segment Data                                                18, 53-54
         Quarterly Data (Unaudited)                                         61
         Report of Independent Auditors                                     33


2.  Report of Independent Auditors on Financial Statement Schedules         70

3.  Financial statement schedules, years ended
         December 31, 2001, 2000, and 1999

          I       Condensed Financial Information of Registrant          71-73
         II       Valuation and Qualifying Accounts                         74

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

       (ii) Amended and Restated By-laws of Holding, previously filed as Exhibit (3)(ii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

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

       (iii) Amended and Restated Employment Agreement of Frederic M. Poses dated as of February 7, 2002, filed herewith.

       (iv) Employment Agreement of J. Paul McGrath dated December 17, 1999, previously filed as Exhibit (10)(iii) to Holding's Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

       (v) Employment Agreement of G. Peter D'Aloia dated December 3, 1999, previously filed as Exhibit (10)(iv) to Holding's Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

       (vi) Employment Agreement of Lawrence B. Costello dated May 1, 2000, filed herewith.

       (vii) Employment Agreement of Marc Olivie dated March 2, 2001 and revised March 19, 2001, filed herewith.

       (viii) Severance Agreement of James Schultz dated November 2, 2001, filed herewith.

* Items in this section 10 constitute management contracts or compensatory plans or arrangements with the exception of (10) (xxi), (xxii), (xxiii) and (xxiv).

       (ix) The American Standard Companies Inc. Employee Stock Purchase Plan; previously filed as Exhibit (10)(i) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

       (x) American Standard Companies Inc. Long-Term Incentive Compensation Plan, as amended and restated as of May 3, 2001, filed herewith.

       (xi) Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as amended and restated in its entirety as of May 4, 2000; previously filed as Exhibit
               (10)(vii) to Holding's Form 10 -K for the year ended December 31, 2000, and herein incorporated by reference.

       (xii) American Standard Inc. Annual Incentive Plan, as amended and restated as of May 4, 2000; previously filed as Exhibit
               (10)(viii) to Holding's Form 10 -K for the year ended December 31, 2000, and herein incorporated by reference.

       (xiii) American Standard Inc. Executive Supplemental Retirement Benefit Program, restated to include all amendments through December 6, 2001, filed herewith.

       (xiv) American Standard Inc. Supplemental Compensation Plan for Outside Directors, as amended through December 4, 1997; incorporated herein by reference to Exhibit (10) (v) to the Company's Form 10-K for the fiscal year ended December 31, 1997.

       (xv) Trust Agreement for the American Standard Inc. Supplemental Compensation Plan for Outside Directors, dated March 7, 1996; incorporated herein by reference to Exhibit (10) (vi) to the Company's Form 10-K for the fiscal year ended December 31, 1997.

       (xvi) American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated as of May 4, 2000; previously filed as Exhibit (10)(xii) to Holding's Form 10 -K for the year ended December 31, 2000, and herein incorporated by reference.

       (xvii) American Standard Companies Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2002, filed herewith.

       (xviii) American Standard Companies Inc. Stock Incentive Plan, as amended through December 7, 2000, previously filed as Exhibit (10)(xiv) to Holding's Form 10 -K for the year ended December 31, 2000, and herein incorporated by reference.

       (xix) Addendum to Stock Incentive Plan referred to in Exhibit (10) (xviii) above to comply with local regulations in the United Kingdom with respect to options granted in that country, previously filed as Exhibit (10)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

       (xx) Addendum to Stock Incentive Plan referred to in Exhibit (10) (xviii) above to comply with local regulations in France with respect to options granted in that country, previously filed as Exhibit (10)(xiii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

       (xxi)   Form of Indemnification Agreement; previously filed as Exhibit
               (10) (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

       (xxii) Share Purchase Agreement dated February 2,1999 among Blue Circle Industries PLC; Blue Circle Bathrooms Limited; Blue Circle Home Products BV; Blue Circle Home Products Beteiligungs-GmbH and Ideal Standard Limited; Ideal Standard S.r.l.; WABCO Standard GmbH and U.S. Plumbing Products Inc.; Ideal Standard IBV Limited; WABCO Standard Export Inc.; previously filed as Exhibit 2 in Holding's Form 8-K, dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.

       (xxiii) Five-Year Credit Agreement, dated as of November 6, 2001, among
               Holding, the Company, American Standard International Inc., certain subsidiaries of Holding and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent, Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; previously filed as Exhibit (10)(i) to Holding's Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.

       (xxiv) 364-Day Credit Agreement, dated as of November 6, 2001, among the Holding, the Company, American Standard International Inc., certain subsidiaries of the Holding and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent and Swingline Lender; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; previously filed as Exhibit (10)(ii) to Holding's Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.

(12)           Ratio of Earnings to Fixed Charges, filed herewith.

(21)           Listing of Holding's subsidiaries, filed herewith.

(23)           Consent of Ernst & Young LLP, filed herewith.

(24)   (i)     Power of Attorney (F. Poses), filed herewith.

       (ii) Power of Attorney (S. Anderson, J. Cohon, E. Hagenlocker, J. Hardymon, R. Parsons, J.D. Quayle and D. Roderick), filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN STANDARD COMPANIES INC.

                                       By: /s/ FREDERIC M. POSES
                                           ---------------------
                                           (Frederic M. Poses)
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


March 21, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

         /s/  FREDERIC M. POSES       Chairman and Chief Executive Officer;
         -----------------------      Director
         (Frederic M. Poses)          (Principal Executive Officer)

         /s/ G. PETER D'ALOIA         Senior Vice President and Chief Financial
         -----------------------      Officer (Principal Financial Officer)
         (G.  Peter D'Aloia)

         /s/      *
         -----------------------
         (Steven E. Anderson)         Director

         /s/      *
         -----------------------
         (Jared L. Cohon)             Director

         /s/      *
         -----------------------
         (Edward E. Hagenlocker)      Director

         /s/      *
         -----------------------
         (James F. Hardymon)          Director

         /s/      *
         -----------------------
         (Roger W. Parsons)           Director

         /s/      *
         -----------------------
         (J.  Danforth Quayle)        Director

         /s/      *
         -----------------------
         (David M. Roderick)          Director

         *By /s/ J. PAUL MCGRATH
             -------------------
                 J. Paul McGrath
                 Attorney-in-fact

REPORT OF INDEPENDENT AUDITORS

         We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 8, 2002. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


New York, New York
February 8, 2002

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                STATEMENTS OF INCOME (PARENT COMPANY SEPARATELY)
                              (Dollars in millions)

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                           2001            2000          1999
                                                           ----            ----          ----
Equity in net income (loss) of subsidiaries              $ 295.0         $ 315.2       $ 138.3
                                                         -------         -------       -------
Net income (loss)                                        $ 295.0         $ 315.2       $ 138.3
                                                         =======         =======       =======

                       See notes to financial statements.


                    BALANCE SHEET (PARENT COMPANY SEPARATELY)
                              (Dollars in millions)

                                                                                 December 31,
                                                                                 ------------
                             ASSETS
                                                                             2001            2000
                                                                            ------          ------
Cash                                                                                         $  .1
Accounts receivable                                                          $  .5             1.2
Investment in subsidiaries                                                   454.7           100.1
                                                                            ------          ------
    Total assets                                                            $455.2          $101.4
                                                                            ======          ======

                                   LIABILITIES

Loans payable to subsidiaries                                               $545.3           $494.3

                              SHAREHOLDERS' DEFICIT

Common stock, $.01 par value, 200,000,000 shares authorized:
   issued and outstanding, 72,071,944 shares in 2001;
   69,532,574 shares in 2000

                                                                                .7              .7
Capital surplus                                                              707.2           617.8
Unearned compensation                                                         (5.2)           (8.0)
Treasury stock                                                              (505.3)         (453.4)
Retained earnings (accumulated deficit)                                       57.0          (238.0)
Accumulated other comprehensive income:
   Foreign currency translation effects                                     (331.8)         (312.0)
   Deferred loss on hedge contracts, net of tax                               (1.0)              -
   Minimum pension liability adjustment, net of tax                          (11.7)              -
                                                                            ------          ------
    Total shareholders' deficit                                              (90.1)         (392.9)
                                                                            ------          ------
                                                                            $455.2          $101.4
                                                                            ======          ======

                       See notes to financial statements.

               STATEMENT OF CASH FLOWS (PARENT COMPANY SEPARATELY)
                              (Dollars in millions)

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                              2001         2000          1999
                                                              ----         ----          ----
Cash flows from operating activities:
    Net income (loss)                                       $ 295.0      $ 315.2       $ 138.3
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities

           Equity in net loss (income) of subsidiary         (295.0)      (315.2)       (138.3)
           Changes in:
              Accounts receivable                                .6            -             -
              Accounts payable and accruals                     (.4)           -             -
                                                            -------      -------       -------
Net cash flow from operating activities                          .2            -             -
                                                            -------      -------       -------
Cash provided (used) by
   investing activities:
    Investment in subsidiary                                      -        (17.1)         (8.1)
                                                            -------      -------       -------
Net cash provided (used) by
   investing activities                                           -        (17.1)         (8.1)
                                                            -------      -------       -------
Cash provided (used) by financing activities:
    Purchases of treasury stock                              (116.5)      (147.5)         (4.2)
    Purchase of warrants                                      (35.2)
    Issuance of common stock                                   96.9         21.7          17.2
    Loan from subsidiary                                       47.4        143.0          (4.9)
    Other                                                       7.1            -             -
                                                            -------      -------       -------
Net cash provided (used) by
   financing activities                                         (.3)        17.2           8.1
                                                            -------      -------       -------
Net change in cash and cash equivalents                         (.1)          .1             -
Cash and cash equivalents beginning of year                      .1            -             -
                                                            -------      -------       -------
Cash and cash equivalents end of year                       $     -      $    .1       $     -
                                                            =======      =======       =======

                       See notes to financial statements.

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                          OF REGISTRANT -- (CONTINUED)

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

(C) On July 9, 1998, the Company's Board of Directors approved a plan to purchase up to $300 million of the Company's common stock, not to exceed $100 million per plan year, during the three-year plan period ending July 2001. In September 2000, the Board of Directors extended the Company's authorization to repurchase up to $100 million of its common stock for the plan year ended July 9, 2002. Pursuant to these authorizations, the Company purchased 1,921,050 shares in 2001 for $116 million, 3,559,900 shares in 2000 for $148 million and 113,600 shares in 1999 for $4 million. As of December 31, 2001, the unexpended authorization was $48 million. On February 7, 2002, the Board authorized additional share repurchases of up to $150 million, effective immediately, with no time constraints. These purchases were funded with borrowings by American Standard Inc. under its bank credit agreement and loaned to the Parent Company under a non-interest-bearing intercompany demand note.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (Dollars in thousands)

                                                                                               Foreign
                                     Balance     Additions                                     Currency     Balance
                                    Beginning   Charged to                       Other       Translation     End of
           Description              of Period     Income       Deductions       Changes        Effects       Period
           -----------              ---------     ------       ----------       -------        -------       ------
2001:
Reserve deducted from assets:
  Allowance for doubtful
    accounts receivable              $36,741      $17,700       $(15,804)(A)    $(2,200)         $ (991)     $35,446
                                     =======      =======       ============    ========         =======     =======
Reserve for post-retirement
  benefits                          $408,272      $52,584       $(43,479)(B)    $81,686 (C)     $(9,599)    $489,464
                                    ========      =======       ============    =======         ========    ========

2000:
Reserve deducted from assets:
  Allowance for doubtful
    accounts receivable              $45,903      $14,663       $(12,629)(A)    $ (8,888)       $(2,308)     $36,741
                                     =======      =======       ========        =========       ========     =======
Reserve for post-retirement
  benefits                          $436,106      $48,460       $(64,089)(B)    $  5,890 (C)   $(18,095)    $408,272
                                    ========      =======       ========        =========      =========    ========
1999:
Reserve deducted from assets:
  Allowance for doubtful
    accounts receivable              $33,264      $23,520       $(10,468)(A)    $  1,412        $(1,825)     $45,903
                                     =======      =======       ========        ========        ========     =======
Reserve for post-retirement
  benefits                          $468,197      $71,562       $(56,107)(B)    $ (4,866)(C)   $(42,680)   $ 436,106
                                    ========      =======       ========        ========       =========   =========

The reserve for post-retirement benefits excludes the current portion of U.S. pension plans.
(A) Accounts charged off.
(B) Employer contributions made during the year.
(C) Includes accrual of additional minimum liability and the effects of acquisitions and dispositions in 2001 as well as reclassifications to or from current liabilities or current assets in all years.