Form 10-Q
period 2002-03-31
AMERICAN STANDARD COMPANIES INC
filed 2002-05-14
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                        .

Commission file number 1-11415

AMERICAN STANDARD COMPANIES INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3465896 (I.R.S. Employer Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ (Address of principal executive offices)	08855-6820 (Zip Code)

Registrant’s telephone number, including area code	(732) 980-6000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes        No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, outstanding at

April 30, 2002	72,577,214 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

         American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. “American Standard” or “the Company” will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF INCOME
(Dollars in millions except
per share amounts)

	Three months ended
	March 31,

	2002	2001

Sales	$1,761.9	$1,790.8

Costs and expenses:

Cost of sales	1,352.7	1,356.8

Selling and administrative expenses	282.3	282.1

Other expense (income)	8.0	.8

Interest expense	33.4	46.9

	1,676.4	1,686.6

Income before income taxes	85.5	104.2

Income taxes	28.5	39.1

Net income	$57.0	$65.1

Net income per share:

Basic	$.79	$.92

Diluted	$.78	$.90

Average common shares outstanding

Basic	72,232,638	70,600,212

Diluted	73,476,055	72,640,292

See accompanying notes

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
(Dollars in millions, except share data)

	March 31,	December 31,
	2002	2001

Current assets:

Cash and cash equivalents	$76.4	$82.1

Accounts receivable	1,125.3	998.3

Inventories:

Finished products	434.6	406.1

Products in process	141.5	135.4

Raw materials	129.4	115.6

	705.5	657.1

Other current assets	162.6	158.9

Total current assets	2,069.8	1,896.4

Facilities, less accumulated depreciation:

March 2002 - $673.9; Dec. 2001 - $657.8	1,343.8	1,362.8

Goodwill	912.7	929.0

Other assets	689.4	643.2

Total assets	$5,015.7	$4,831.4

Current liabilities:

Loans payable to banks	$59.9	$58.7

Current maturities of long-term debt	4.9	11.4

Accounts payable	644.4	604.1

Accrued payrolls	243.4	265.2

Other accrued liabilities	787.1	748.9

Total current liabilities	1,739.7	1,688.3

Long-term debt	2,221.9	2,142.0

Reserve for post-retirement benefits	497.6	489.5

Other liabilities	616.8	601.7

Total liabilities	5,076.0	4,921.5

Stockholders’ deficit:

Preferred stock, 2,000,000 shares authorized, none issued and outstanding	–	–

Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding:

72,372,252 in 2002; 72,071,944 in 2001	.7	.7

Capital surplus	705.3	707.2

Unearned compensation	(4.5)	(5.2)

Treasury stock	(521.3)	(505.3)

Retained earnings	114.0	57.0

Accumulated other comprehensive income:

Foreign currency translation effects	(347.0)	(331.8)

Deferred gain (loss) on hedge contracts, net of tax	4.2	(1.0)

Minimum pension liability adjustment, net of tax	(11.7)	(11.7)

Total stockholders’ deficit	(60.3)	(90.1)

	$5,015.7	$4,831.4

See accompanying notes

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)

	Three months ended
	March 31,

	2002	2001

Cash provided (used) by:

Operating Activities:

Net income	$57.0	$65.1

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	48.7	56.7

Non-cash stock compensation	14.3	17.1

German tax settlement paid	(55.0)	–

Job elimination expenses paid	(7.6)	–

Changes in assets and liabilities:

Accounts receivable	(71.3)	(19.3)

Inventories	(53.0)	(89.5)

Accounts payable	39.3	34.2

Other accrued liabilities and taxes	22.9	3.1

Other assets	(28.9)	(13.7)

Other long-term liabilities	29.0	3.8

Net cash provided (used) by operating activities	(4.6)	57.5

Investing activities:

Purchase of property, plant and equipment	(22.2)	(28.6)

Investments in affiliated companies and other businesses	(22.0)	(16.5)

Investment in computer software	(10.1)	(13.6)

Proceeds from sale and leaseback	–	21.6

Other	4.8	2.7

Net cash used by investing activities	(49.5)	(34.4)

Financing activities:

Repayments of long-term debt	(38.6)	(1.4)

Net change in revolving credit facilities	119.1	(53.9)

Net change in other short-term debt	1.6	4.0

Purchases of treasury stock	(68.4)	(26.8)

Proceeds from exercise of stock options	34.0	46.7

Other	1.5	1.4

Net cash provided (used) by financing activities	49.2	(30.0)

Effect of exchange rate changes on cash and cash equivalents	(.8)	(.8)

Net decrease in cash and cash equivalents	(5.7)	(7.7)

Cash and cash equivalents at beginning of period	82.1	85.4

Cash and cash equivalents at end of period	$76.4	$77.7

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Restructuring and Asset Impairment Charges

2000 Restructuring Program

         As described in Note 5 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, in 2000, the Company announced a worldwide restructuring program that included improving efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and termination costs related to upgrading the effectiveness of the organization. In connection with this program, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, offset by a $5 million reversal of restructuring charges recorded previously for a 1998-1999 restructuring program as the Company was able to complete the activities at lower cost than originally estimated. The Air Conditioning Systems and Services charge included costs related to a workforce reduction of 700 people to integrate international operations, costs of lease obligations on properties no longer to be used, and asset impairment charges. The Plumbing Products charge included an asset impairment write-down related to the closure of one plant in the U.S. and a related workforce reduction of 250 people related to the transfer of production to other facilities in the U.S. and Mexico. The Plumbing Products charge also included termination costs for a workforce reduction of 350 people related to the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to the lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

         In 2001 the majority of the actions described above were completed for substantially the same amounts as originally accrued. With respect to the other actions, the Company was able to settle certain items on more favorable terms than expected and others on less favorable terms. Additionally, the scope of certain activities was expanded and of others reduced. For Air Conditioning Systems and Services, the Company was able to terminate certain employees on more favorable terms than originally contemplated and terminate lease obligations more favorably than expected, resulting in a $5 million reversal of the accrual. However, the Company incurred additional costs of $4 million, principally related to discontinuing certain product lines in Europe.

This additional cost was charged to restructuring expense in 2001. For Vehicle Control Systems, the Company did not undertake all of the planned consolidation activities with respect to administrative functions in Western Europe and therefore reversed $4 million of the 2000 accrual. However, the planned transfer of production to Poland was expanded and accelerated, resulting in additional costs of $11 million, primarily for severance, which was charged to restructuring expense in 2001. Plumbing Products terminated fewer people than planned, resulting in a $3 million reversal of the 2000 accrual. However, in 2001 Plumbing Products incurred additional restructuring costs, principally severance of $2 million in North America.

         Following is a summary of the 2000 restructuring program and asset impairment charges through March 31, 2002 (dollars in millions):

	Initial	Non-Cash	Balance	Charges	Charges		Balance		Balance
	Charge	Write-off	Dec. 31,	Accrued	Reversed	Paid in	Dec. 31,	Paid in	Mar. 31,
	2000	in 2000	2000	in 2001	in 2001	2001	2001	2002	2002

Termination payments and other employee costs	$47.4	$–	$47.4	$11.7	$(9.4)	$(44.8)	$4.9	$(1.2)	$3.7

Asset impairments	24.1	(24.1)	–	–	–	–	–	–	–

Other	3.7	–	3.7	6.1	(2.9)	(5.5)	1.4	(.4)	1.0

	$75.2	$(24.1)	$51.1	$17.8	$(12.3)	$(50.3)	$6.3	$(1.6)	$4.7

         The Company expects that essentially all of the $4.7 million balance as of March 31, 2002 related to the 2000 restructuring program will be utilized in 2002. The remaining accrued termination payments and other employee costs are for severance and other related payments due to terminated employees.

Note 3. Comprehensive Income

         Total comprehensive income consisted of the following:

	Three months ended
	March 31,

	2002	2001

Net income	$57.0	$65.1

Foreign currency translation effects	(15.2)	(2.3)

Deferred gain (loss) on hedge contracts, net of tax	5.2	(4.7)

Total comprehensive income	$47.0	$58.1

Note 4. Tax Matters

         The Company had been in discussions and negotiations with The State Finance Administration for North Rhine-Westphalia, Germany (the “German Tax Authority”) concerning certain tax issues covering the years 1984 — 1994. For the years 1984 — 1990, the Company received a tax assessment from the German Tax Authority in the amount of $90 million. For years 1991 — 1994, the Company anticipated a further assessment for an amount substantially greater than that assessed for 1984 — 1990. On January 15, 2002, the Company settled all issues for 1984 through 1994 for a current cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had provided adequate reserves for all issues, the settlement had no impact on results of operations.

Note 5. Earnings Per Share

         The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended March 31, 2002 and 2001 included 1,243,417 and 2,040,080 average incremental shares, respectively, for the assumed exercise of stock options.

Note 6. Adoption of New Accounting Standard for Goodwill and Other Intangible Assets

         In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company began applying the new rules in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 resulted in an increase in net income in the first quarter of 2002 of $7.6 million, or $.10 per diluted share, and is expected to result in an increase in net income of approximately $30 million, or $.40 per share annually. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect, if any, the results of these tests will have on the results of operations or financial position of the Company. However, based upon a preliminary evaluation, the Company believes that no impairment will result.

         Following is a summary of net income for the three months ended March 31, 2002 compared with net income for the three months ended March 31, 2001 as reported and as adjusted to exclude goodwill amortization (dollars in millions):

	Three months ended
	March 31,

	2002	2001

Reported net income	$57.0	$65.1

Add goodwill amortization, net of income taxes of $.4 in 2001 (a)	–	7.6

Adjusted net income	$57.0	$72.7

Basic earnings per share:

Reported net income	$.79	$.92

Goodwill amortization	–	.11

Adjusted net income	$.79	$1.03

Diluted earnings per share:

Reported net income	$.78	$.90

Goodwill amortization	–	.10

Adjusted net income	$.78	$1.00

(a)	In certain foreign countries goodwill amortization is deductible for tax purposes.

Note 7. Debt

         On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the Company’s credit agreements.

Note 8. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes and the 9 1/4% Sinking Fund Debentures were issued by its wholly owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the “ASI Public Debt”). In lieu of providing separate financial statements for ASI, included is the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the three months ended March 31, 2002 and 2001, and balance sheets as of March 31, 2002 and December 31, 2001 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	Parent				Consolidated
(Dollars in millions)	Company	ASI	Other Subsidiaries	Eliminations	Total

Sales		$1,014.1	$819.2	$(71.4)	$1,761.9

Costs and expenses:

Cost of sales		788.6	635.5	(71.4)	1,352.7

Selling and administrative expenses		158.4	123.9		282.3

Other (income) expense		(2.6)	10.6		8.0

Interest expense		31.0	2.4		33.4

Intercompany interest expense (income)		.2	(.2)		–

Total expenses		975.6	772.2	(71.4)	1,676.4

Income before income taxes and equity in net income of consolidated subsidiaries		38.5	47.0	–	85.5

Income taxes		13.1	15.4		28.5

Income before equity in net income of consolidated subsidiaries		25.4	31.6	–	57.0

Equity in net income of consolidated subsidiaries	$57.0			(57.0)	–

Net income	$57.0	$25.4	$31.6	$(57.0)	$57.0

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2002

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents	$.3	$(16.9)	$93.0		$76.4

Accounts receivable, net	.1	476.6	648.6		1,125.3

Inventories		345.4	360.1		705.5

Other current assets		111.7	50.9		162.6

Total current assets	.4	916.8	1,152.6		2,069.8

Facilities, net		541.0	802.8		1,343.8

Goodwill, net		131.4	781.3		912.7

Investment in subsidiaries	523.5			$(523.5)	–

Other assets		509.3	180.1		689.4

Total assets	$523.9	$2,098.5	$2,916.8	$(523.5)	$5,015.7

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Loans payable to banks		$.1	$59.8		$59.9

Current maturities of long-term debt		3.4	1.5		4.9

Other current liabilities		1,019.3	655.6		1,674.9

Total current liabilities		1,022.8	716.9		1,739.7

Long-term debt		2,156.1	65.8		2,221.9

Reserve for postretirement benefits		294.5	203.1		497.6

Intercompany accounts, net	$584.2	(41.7)	(542.5)		–

Other long-term liabilities		329.7	287.1		616.8

Total liabilities	584.2	3,761.4	730.4	$–	5,076.0

Total stockholders’ (deficit) equity	(60.3)	(1,662.9)	2,186.4	(523.5)	(60.3)

Total liabilities and stockholders’ equity	$523.9	$2,098.5	$2,916.8	$(523.5)	$5,015.7

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$57.0	$25.4	$31.6	$(57.0)	$57.0

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		20.6	28.1		48.7

German tax settlement paid			(55.0)		(55.0)

Other non-cash items		9.2	(2.5)		6.7

Equity in net income of subsidiaries	(57.0)			57.0	–

Changes in assets and liabilities:

Accounts receivable	.2	(2.4)	(69.1)		(71.3)

Inventories		(35.0)	(18.0)		(53.0)

Accounts payable		33.3	6.0		39.3

Other accrued liabilities and taxes		68.1	(45.2)		22.9

Other assets		(78.0)	49.1		(28.9)

Other long-term liabilities		26.3	2.7		29.0

Net cash provided (used) by operating activities	.2	67.5	(72.3)	–	(4.6)

Investing activities:

Purchase of property, plant and equipment		(10.6)	(11.6)		(22.2)

Investments in affiliated companies and other businesses		(22.0)			(22.0)

Investments in computer software		(4.2)	(5.9)		(10.1)

Other		2.5	2.3		4.8

Net cash used by investing activities	–	(34.3)	(15.2)	–	(49.5)

Financing activities:

Repayments of long-term debt		(37.8)	(.8)		(38.6)

Net change in revolving credit facilities		57.5	61.6		119.1

Net change in other short-term debt			1.6		1.6

Purchases of treasury stock	(68.4)				(68.4)

Net change in intercompany accounts	33.0	(72.9)	39.9		–

Proceeds from exercise of stock options	34.0				34.0

Other	1.5				1.5

Net cash provided (used) by financing activities	.1	(53.2)	102.3	–	49.2

Effect of exchange rate changes on cash and cash equivalents			(.8)		(.8)

Net increase (decrease) in cash and cash equivalents	.3	(20.0)	14.0	–	(5.7)

Cash and cash equivalents a beginning of period	–	3.1	79.0	–	82.1

Cash and cash equivalents at end of period	$.3	$(16.9)	$93.0	$–	$76.4

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited)

	Parent				Consolidated
(Dollars in millions)	Company	ASI	Other Subsidiaries	Eliminations	Total

Sales		$1,004.6	$839.5	$(53.3)	$1,790.8

Costs and expenses:

Cost of sales		773.8	636.3	(53.3)	1,356.8

Selling and administrative expenses		148.0	134.1		282.1

Other (income) expense		.2	.6		.8

Interest expense		37.1	9.8		46.9

Intercompany interest expense (income)		5.1	(5.1)		–

Total expenses		964.2	775.7	(53.3)	1,686.6

Income before income taxes and equity in net income of consolidated subsidiaries		40.4	63.8	–	104.2

Income taxes		14.5	24.6		39.1

Income before equity in net income of consolidated subsidiaries		25.9	39.2	–	65.1

Equity in net income of consolidated subsidiaries	$65.1			$(65.1)	–

Net income	$65.1	$25.9	$39.2	$(65.1)	$65.1

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2001
(Unaudited)

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

ASSETS

Current assets:

Cash and cash equivalents		$3.1	$79.0		$82.1

Accounts receivable, net	$.5	464.6	533.2		998.3

Inventories		310.0	347.1		657.1

Other current assets		108.3	50.6		158.9

Total current assets	.5	886.0	1,009.9		1,896.4

Facilities, net		544.8	818.0		1,362.8

Goodwill, net		134.2	794.8		929.0

Investment in subsidiaries	454.7			$(454.7)	–

Other assets		438.3	204.9		643.2

Total assets	$455.2	$2,003.3	$2,827.6	$(454.7)	$4,831.4

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Loans payable to banks		$.1	$58.6		$58.7

Current maturities of long-term debt		10.0	1.4		11.4

Other current liabilities		865.6	752.6		1,618.2

Total current liabilities		875.7	812.6		1,688.3

Long-term debt		2,137.8	4.2		2,142.0

Reserve for post-retirement benefits		282.2	207.3		489.5

Intercompany accounts, net	$545.3	20.7	(566.0)		–

Other long-term liabilities		315.7	286.0		601.7

Total liabilities	545.3	3,632.1	744.1	$–	4,921.5

Total shareholders’ (deficit) equity	(90.1)	(1,628.8)	2,083.5	(454.7)	(90.1)

Total liabilities and shareholders’ equity	$455.2	$2,003.3	$2,827.6	$(454.7)	$4,831.4

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$65.1	$25.9	$39.2	$(65.1)	$65.1

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		24.9	31.8		56.7

Other non-cash items		17.1			17.1

Equity in net income of subsidiary	(65.1)			65.1	–

Changes in assets and liabilities:

Accounts receivable	(.5)	28.6	(47.4)		(19.3)

Inventories		(15.0)	(74.5)		(89.5)

Accounts payable		19.8	14.4		34.2

Other accrued liabilities and taxes		38.7	(35.6)		3.1

Other assets		(55.0)	41.3		(13.7)

Other long-term liabilities		13.5	(9.7)		3.8

Net cash provided (used) by operating activities	(.5)	98.5	(40.5)	–	57.5

Investing activities:

Purchase of property, plant and equipment		(10.0)	(18.6)		(28.6)

Investments in affiliated companies and other businesses		(.4)	(16.1)		(16.5)

Investments in computer software		(7.4)	(6.2)		(13.6)

Proceeds from sale and leaseback		21.6			21.6

Other		1.3	1.4		2.7

Net cash provided (used) by investing activities	–	5.1	(39.5)	–	(34.4)

Financing activities:

Repayments of long-term debt		(.3)	(1.1)		(1.4)

Net change in revolving credit facilities		(78.3)	24.4		(53.9)

Net change in other short-term debt			4.0		4.0

Purchases of treasury stock	(26.8)		–		(26.8)

Net change in inter-company accounts	(20.2)	(30.2)	50.4		–

Proceeds from exercise of stock options	46.7				46.7

Other	1.4				1.4

Net cash provided (used) by financing activities	1.1	(108.8)	77.7	–	(30.0)

Effect of exchange rate changes on cash and cash equivalents			(.8)		(.8)

Net increase (decrease) in cash and cash equivalents	.6	(5.2)	(3.1)	–	(7.7)

Cash and cash equivalents at beginning of period	.1	18.9	66.4	–	85.4

Cash and cash equivalents at end of period	$.7	$13.7	$63.3	$–	$77.7

Note 9. Segment Data

Summary Segment and Income Data
Dollars in millions
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Sales:

Air Conditioning Systems and Services	$1,048	$1,071

Plumbing Products	469	455

Vehicle Control Systems	245	265

Total sales	$1,762	$1,791

Segment income:

Air Conditioning Systems and Services	$82	$101

Plumbing Products	39	36

Vehicle Control Systems	34	46

Total segment income	155	183

Equity in net income of unconsolidated joint ventures	5	6

	160	189

Interest expense	(34)	(47)

Corporate and other expenses	(41)	(38)

Income before income taxes	$85	$104

         For a comparative analysis of this Summary Segment and Income Data, see Management’s Discussion and Analysis of Financial Position and Results of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the First Quarter of 2002 Compared with the First Quarter of 2001

         Sales in the first quarter of 2002 were $1,762 million, a decrease of 2% (flat excluding unfavorable foreign exchange effects) from $1,791 million in the first quarter of 2001. Sales increased 3% for Plumbing Products, but decreased 2% for Air Conditioning Systems and Services and 8% for Vehicle Control Systems.

         Segment income was $155 million for the first quarter of 2002, a decrease of 15% (14% excluding unfavorable foreign exchange effects) from $183 million in the first quarter of 2001. Segment income increased 8% for Plumbing Products, but declined 19% for Air Conditioning Systems and Services and 26% for Vehicle Control Systems. Effective January 2002, the Company adopted the new goodwill accounting standard that eliminated the amortization of goodwill. This change increased segment income in the first quarter of 2002 by $8 million — $2 million for Air Conditioning Systems and Services, $3 million for Plumbing Products and $3 million for Vehicle Control Systems. Segment income for the first quarter of 2002 would have decreased by 19% if reported segment income for the first quarter of 2001 were similarly adjusted to eliminate goodwill amortization. See footnote 6 to financial statements for a comparative summary of the effects of this accounting change on net income and net income per share for the first quarter of 2002 and 2001.

         Sales of Air Conditioning Systems and Services decreased $23 million, or 2% (1% excluding foreign exchange effects) to $1,048 million for the first quarter of 2002 from $1,071 million for the first quarter of 2001, primarily because of a decline in commercial equipment sales, offset partly by gains in residential systems and the commercial parts, service and solutions business. The sales decline was significantly less than the markets as a whole. Worldwide commercial applied and commercial unitary equipment sales decreased 8%, whereas we believe the corresponding markets were down in the estimated range of 10 to 15%. The sales decrease reflected lower volume as a result of continued deferrals of both new construction and replacement activity, and lower prices. That decline was partly offset by growth in the U.S. parts, service and solutions business, which grew 6%. Sales outside the U.S., which are substantially commercial, improved in Europe by 3% (in local currencies) and over 20% in China, substantially offset by a decline in other Far East countries. Residential sales in the U.S. increased 7%, benefiting from the Company’s strong position in the premium, high-efficiency market, expanding distribution (including Sears and Home Depot in the retail channel), and continuing share gains in both cooling systems and furnaces. Residential air conditioning sales increased 7%, despite an estimated 5% market decline. Residential furnace sales increased 8% in a market that declined an estimated 2%.

         Segment income of Air Conditioning Systems and Services decreased 19% (with little effect from foreign exchange) to $82 million in the first quarter of 2002 from $101 million in the first quarter of 2001. Margins decreased from 9.4% in the first quarter of 2001 to 7.8% in the first quarter of 2002. Segment income and margins declined primarily because of an unfavorable sales mix — lower volumes of high-margin commercial equipment sales and higher volumes of lower-margin residential systems and commercial parts, services and solutions. Lower prices for commercial products as a result of competitive pressures also reduced margins. The residential business improved because of share gains and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins. The positive impact of productivity initiatives and the lack of goodwill amortization in the 2002 quarter essentially offset cost escalations. If goodwill amortization were also excluded from the first quarter of 2001, segment income would have decreased by 20% (21% in local currencies).

         Sales of Plumbing Products increased 3% (6% excluding foreign exchange effects) to $469 million in the first quarter of 2002, from $455 million in the first quarter of 2001 primarily the result of gains in the Americas. Sales in the Americas increased 11% led by strong growth in the U.S., as residential markets continued to be solid. Sales benefited from the rollout of an expanded Whirlpool tub program and faucet sales growth, which helped gain market share in both fixtures and fittings. In Europe, sales were flat in local currencies while we believe that markets were down 3 to 4%, as sales benefited from three small fittings businesses acquired in 2001. In Asia, sales increased 15%, primarily reflecting an economic turnaround in China.

         Segment income of Plumbing Products increased 8% (12% excluding foreign exchange) to $39 million for the first quarter of 2002 from $36 million for the 2001 first quarter. The increase was principally attributable to higher volumes and savings derived from materials management and Six Sigma initiatives and the lack of goodwill amortization in the 2002 quarter, partly offset by cost escalations, the unfavorable mix effect from lower-margin U.S. products and start-up costs associated with new product introductions. Segment income was up in the U.S., Europe and Asia and down slightly in Latin America. Margins increased from 7.9% in the first quarter of 2001 to 8.3% in the first quarter of 2002. If goodwill amortization were excluded from the first quarter of 2001, segment income would have been flat (but up 3% in local currencies).

         Sales of Vehicle Control Systems for the first quarter of 2002 were $245 million, a decrease of 8% (2% excluding the unfavorable effects of foreign exchange) from $265 million in the first quarter of 2001, primarily because of significant declines in European and North American commercial vehicle markets. Unit volumes of truck and bus production decreased 22% in Western Europe and 13% in North America compared with the first quarter of 2001. Vehicle Control Systems’ sales generally declined less than the markets, because of increased market penetration, expanding product platforms with existing customers and higher after-market sales. Sales in Western Europe (excluding export sales to the Company’s U.S. marketing joint venture) were down 5% from 2001 in contrast to a much greater market decline. Similarly, sales of anti-lock braking systems to the U. S. marketing joint venture increased 5% in a market that declined. Sales in Asia increased 18% excluding foreign exchange effects.

         Segment income for Vehicle Control Systems for the first quarter of 2002 decreased 26% (23% excluding foreign exchange effects) to $34 million from $46 million in the first quarter of 2001. Margins decreased from 17.4% in the first quarter of 2001 to 13.9% in the first quarter of 2002. This primarily reflected lower sales in Western Europe, lower prices, a less favorable margin mix and additional product and program development costs. Savings from materials management and Six Sigma initiatives and the lack of goodwill amortization in the 2002 quarter offset cost escalations. If goodwill amortization were excluded from the first quarter of 2001, segment income would have decreased 31% (26% in local currencies).

Other Summary Segment and Income Data Items

         Equity in net income of unconsolidated joint ventures decreased to $5 million in the first quarter of 2002 from $6 million in the first quarter of 2001, reflecting a decline in the North American truck manufacturing market and its effect on Vehicle Control Systems’ U.S. braking systems marketing joint venture.

         Interest expense decreased $13 million in the first quarter of 2002 compared with the first quarter of 2001 due to lower average interest rates and debt balances. Corporate and other expenses in the first quarter of 2002 increased $3 million from the first quarter of 2001 primarily because of increases associated with pensions, retiree medical costs and life insurance.

         The income tax provision for the first quarter of 2002 was $28 million, or 33.3% of pre-tax income, compared with a provision of $39 million, or 37.5% of pre-tax income in the first quarter of 2001. The effective income tax rate is lower in 2002 primarily because of a more efficient tax structure and the absence of a charge for goodwill amortization.

Liquidity and Capital Resources

         Operating activities used net cash of $5 million for the first quarter of 2002, after cash interest paid of $33 million, compared with net cash provided of $58 million after cash interest paid of $46 million for the same period of 2001. The $63 million decrease resulted primarily from payment of the German tax settlement of $55 million. Other factors contributing to the decrease were lower net income, lower depreciation and amortization (because of the new accounting standard for goodwill) and payments of job elimination costs accrued in the fourth quarter of 2001, partly offset by lower net working capital usage (accounts receivable, inventories, accounts payable and accrued liabilities excluding the German tax payment). Accounts receivable increased more in the first quarter of 2002 than in the first quarter of 2001, primarily reflecting slightly slower payments by customers, as the average number of day’s sales outstanding increased by 2.9 days. Inventories increased in the first quarter of both years, reflecting the normal seasonal pattern, but the increase in 2002 was lower than in 2001, primarily reflecting weaker markets. Accounts payable and accruals increased more in 2002, primarily reflecting timing differences in payments.

         In investing activities, the Company made capital expenditures of $44 million for the first quarter of 2002, including $22 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $45 million in the 2001 first quarter, including $16 million of investments in affiliated companies and other businesses. The Company also invested $10 million in computer software in the first quarter of 2002, compared with $14 million in the 2001 period. Investing activities in 2001 were partly offset by proceeds of $22 million from a sale and leaseback transaction.

         Cash used by investing activities and operating activities in 2002 totaling $54 million was funded by net cash provided by financing activities in 2002 of $49 million and the use of cash on hand. Financing activities consisted of net borrowings of $82 million and proceeds realized from the exercise of stock options of $34 million, partly offset by purchases of approximately 1.1 million shares of the Company’s common stock for $68 million pursuant to the Company’s share repurchase program. This compares with a $23 million excess of cash provided by operating activities in 2001 over cash used for investing activities which, together with cash on hand, was used to fund net cash used by financing activities of $30 million. Financing activities in 2001 consisted of net debt repayments of $51 million and purchases of .5 million shares of treasury stock for $27 million, partly offset by proceeds realized from the exercise of stock options of $47 million.

         On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million was funded with lower-cost borrowings under the Company’s bank credit agreements

         On November 6, 2001, the Company entered into two new bank credit agreements. The new agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.3 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day, $300 million U.S. dollar facility which expires November 5, 2002, with an option to renew for an additional 364 days.

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

         At March 31, 2002, the Company had borrowings of $908 million outstanding under its bank credit agreements. There was $269 million available under those agreements after reduction for borrowings and for $123 million of letters of credit usage. The Company’s foreign subsidiaries had $121 million available at March 31, 2002, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company’s operations in China have $35 million available under bank credit facilities after reduction for borrowings of $15 million and letters of credit usage of $5 million.

         The Company believes that the amounts available from operating cash flows, funds available under its new credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

         As described in Note 4 of Notes to Financial Statements in Part I of this Form 10-Q, in January 2002 the Company settled all issues of its proceedings with German tax authorities for the years 1984 through 1994 for a current cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had provided adequate reserves for all issues, the settlement had no impact on results of operations.

         The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company is a partner in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation (“Transamerica”). Under this arrangement, the Company sells certain receivables to the joint venture on a non-recourse basis for a fee and finances certain purchases of inventory by customers, thus accelerating the cash flow from realization of the receivables. The uncollected balance of receivables sold or financed typically fluctuates between approximately $170 million and $250 million during the year and was

$230 million as of March 31, 2002. To achieve lower borrowing rates, the Company plans to terminate the partnership with Transamerica in 2002 and establish new arrangements for the sale of receivables in the U.S. On May 6, 2002, the Company completed a European accounts receivable securitization agreement, subject to annual renewals, with a major international bank for the sale of receivables on a non-recourse basis for a fee. Under the agreement the Company sells eligible receivables to an entity that was formed for the sole purpose of entering into these transactions which in turn sells the receivables to a subsidiary of the bank. The Company retains a 10% interest in the receivables sold. The sale of receivables (other than the retained interest) is funded through the sale of commercial paper issued by the subsidiary of the bank. The receivables transaction is treated as a sale since it meets the applicable criteria of Statement of Financial Accounting Standards No. 140 and, accordingly, the receivables are removed from the balance sheet except for the retained interest. Receivables subject to this agreement may ultimately reach $225 million, at current exchange rates. The initial transaction under this agreement included receivables totaling approximately $190 million from which the Company received approximately $171 million. In order to fix the U.S. dollar value of these transactions, the Company has agreed to enter into foreign currency forward contracts with a notional value equal to the amount of receivables sold to the bank. Proceeds from the sale were used to repay debt under the Company’s bank credit agreements.

Disclosure Regarding Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the “Notes to Financial Statements” under the headings “Restructuring and Asset Impairment Charges,” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

         •     the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Plumbing Products’ markets and the level of truck and bus production in the Company’s Vehicle Control Systems markets;

         •     the ability of the Company to implement its restructuring programs as planned;

         •     the extent to which the Company will be able to realize the estimated savings from the salaried workforce reduction, and from Materials Management and Six Sigma initiatives;

         •     the timing of completion and success in the start-up of new production facilities;

         •     unpredictable difficulties or delays in the development of new product technology;

         •     changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

         •     pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

         •     increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, clays, electronics and natural gas at stable pricing levels;

         •     labor relations; integration of acquired businesses;

         •     difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

         •     risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

         •     changes in environmental, health or other regulations that may affect one or more of the Company’s products or potential products;

         •     changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2002;

         •     transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

         •     the extent of and the costs at which the Company effects repurchases of its common stock; and

         •     the extent to which the Company reduces outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About market Risk

         There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         For a discussion of the settlement of German tax issues, see Note 4 to Financial Statements in Part I of this report which is incorporated herein by reference.

Item 5. Other Information

         At its annual meeting on May 2, 2002, the Board of Directors of American Standard Companies Inc. elected the following persons to the offices of the Company set forth below opposite their names:

Frederic M. Poses	Chairman and Chief Executive Officer

Lawrence B. Costello	Senior Vice President, Human Resources

G. Peter D’Aloia	Senior Vice President and Chief Financial Officer

W. Craig Kissel	Senior Vice President

J. Paul McGrath	Senior Vice President, General Counsel and Secretary

Marc Olivié	Senior Vice President

Wilfried Delker	Vice President

R. Scott Massengill	Vice President and Treasurer

David R. Pannier	Vice President

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K. During the quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

1.	On January 17, 2002 the Company filed a Current Report on Form 8-K which described the settlement of the Company’s tax proceedings with German tax authorities.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC

/s/ G. Peter D’Aloia Senior Vice President and Chief Financial Officer (Also signing as Principal Accounting Officer)

May 14, 2002

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description

(10)	American Standard Companies Inc. 2002 Omnibus Incentive Plan

(12)	Ratio of Earnings to Fixed Charges