Form 10-Q
period 2002-06-30
AMERICAN STANDARD COMPANIES INC
filed 2002-08-09
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

  Yes                      No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, outstanding at

July 31, 2002	71,840,009 shares

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

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales	$2,086.5	$2,039.3	$3,848.4	$3,830.0

Cost and expenses

Cost of sales	1,557.0	1,497.3	2,909.6	2,854.1

Selling and administrative expenses	302.6	304.6	584.9	586.8

Other expense	5.3	1.4	13.4	2.0

Interest expense	32.6	44.4	66.0	91.2

	1,897.5	1,847.7	3,573.9	3,534.1

Income before income taxes	189.0	191.6	274.5	295.9

Income taxes	62.9	71.8	91.4	111.1

Net income	$126.1	$119.8	$183.1	$184.8

Net income per common share

Basic	$1.74	$1.68	$2.53	$2.60

Diluted	$1.71	$1.63	$2.48	$2.54

Average common shares outstanding

Basic	72,450,074	71,502,745	72,341,957	71,053,972

Diluted	73,935,940	73,462,399	73,704,707	72,882,681

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
(Dollars in millions, except share data)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$124.3	$82.1

Accounts receivable	1,069.3	998.3

Inventories:

Finished products	424.2	378.1

Products in process	149.5	135.3

Raw materials	163.2	143.7

	736.9	657.1

Other current assets	157.4	158.9

Total current assets	2,087.9	1,896.4

Facilities, less accumulated depreciation:

June 2002 - $741.9; Dec. 2001 - $657.8	1,370.3	1,362.8

Goodwill	965.4	929.0

Other assets	680.8	643.2

Total assets	$5,104.4	$4,831.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Loans payable to banks	$49.4	$58.7

Current maturities of long-term debt	4.8	11.4

Accounts payable	680.5	604.1

Accrued payrolls	277.6	265.2

Other accrued liabilities	803.4	748.9

Total current liabilities	1,815.7	1,688.3

Long-term debt	2,037.3	2,142.0

Reserve for post-retirement benefits	541.3	489.5

Other liabilities	609.9	601.7

Total liabilities	5,004.2	4,921.5

Shareholders’ equity (deficit):

Preferred stock, 2,000,000 shares authorized, none issued and outstanding	–	–

Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding: 72,200,747 in 2002; 72,071,944 in 2001	.7	.7

Capital surplus	713.5	707.2

Unearned compensation	(3.8)	(5.2)

Treasury stock	(549.1)	(505.3)

Retained earnings	240.1	57.0

Accumulated other comprehensive income:

Foreign currency translation effects	(291.5)	(331.8)

Deferred gain (loss) on hedge contracts, net of tax	2.0	(1.0)

Minimum pension liability adjustment, net of tax	(11.7)	(11.7)

Total shareholders’ equity (deficit)	100.2	(90.1)

	$5,104.4	$4,831.4

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,

	2002	2001

Cash provided (used) by:

Operating activities:

Net income	$183.1	$184.8

Adjustments to reconcile net income to net cash provided by operations:

Depreciation and amortization	100.4	113.2

Non-cash stock compensation	26.2	32.3

German tax settlement paid	(55.0)	–

Job elimination expenses paid	(17.7)	–

Restructuring charges paid	(3.1)	(15.2)

Changes in assets and liabilities:

Accounts receivable	(153.4)	(151.6)

Inventories	(61.9)	(88.4)

Accounts payable	51.1	20.1

Other accrued liabilities and taxes	80.0	64.4

Other assets	8.0	(48.9)

Other long-term liabilities	24.6	26.3

Net cash provided by operating activities before proceeds from initial sale of receivables	182.3	137.0

Proceeds from initial sale of receivables, net	182.0	–

Net cash provided by operating activities	364.3	137.0

Investing activities:

Purchase of property, plant and equipment	(55.6)	(71.4)

Investments in affiliated companies and other businesses	(22.0)	(30.4)

Investments in computer software	(19.6)	(28.3)

Proceeds from sales and leaseback transactions	–	26.6

Other	11.8	7.2

Net cash used by investing activities	(85.4)	(96.3)

Financing activities:

Repayments of long-term debt	(39.0)	(2.3)

Net change in revolving credit facilities	(119.6)	(2.4)

Net change in other short-term debt	(10.4)	.5

Purchases of treasury stock	(120.6)	(63.7)

Proceeds from exercise of stock options	47.6	68.5

Purchase of warrants	–	(35.3)

Other	3.9	7.5

Net cash used by financing activities	(238.1)	(27.2)

Effect of exchange rate changes on cash and cash equivalents	1.4	(1.8)

Net increase in cash and cash equivalents	42.2	11.7

Cash and cash equivalents at beginning of period	82.1	85.4

Cash and cash equivalents at end of period	$124.3	$97.1

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

Note 2. Restructuring and Asset Impairment Charges

2000 Restructuring Program

         As described in Note 5 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, in 2000, the Company announced a worldwide restructuring program that included improving efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and termination costs related to upgrading the effectiveness of the organization. In connection with this program, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Plumbing Products and $15 million for Vehicle Control Systems, offset by a $5 million reversal of restructuring charges recorded previously for a 1998-1999 restructuring program as the Company was able to complete the activities at lower cost than originally estimated. The Air Conditioning Systems and Services charge included costs related to a workforce reduction of 700 people to integrate international operations, costs of lease obligations on properties no longer to be used, and asset impairment charges. The Plumbing Products charge included an asset impairment write-down for the closure of one plant in the U.S., a workforce reduction of 250 people and the transfer of production to other facilities in the Americas. The Plumbing Products charge also included termination costs for a workforce reduction of 350 people as a result of the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to the lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

         In 2001 the majority of the actions described above were completed for substantially the same amounts as originally accrued. With respect to the other actions, the Company was able to settle certain items on more favorable terms than expected and others on less favorable terms. Additionally, the scope of certain activities was changed. For Air Conditioning Systems and Services, the Company was able to release employees on more favorable terms than originally contemplated and terminate lease obligations more favorably than expected, resulting in a $5 million reversal of the accrual. However, the Company incurred additional costs of $4 million, principally related to discontinuing certain product lines in Europe. This additional cost was charged to restructuring expense in 2001. For Vehicle Control Systems, the Company did not

undertake all of its planned activities for consolidating administrative functions in Western Europe and therefore reversed $4 million of the 2000 accrual. However, the scope of the production transfer to Poland was expanded and accelerated, resulting in additional costs of $11 million, primarily for severance, which was charged to restructuring expense in 2001. Plumbing Products terminated fewer people than planned, resulting in a $3 million reversal of the 2000 accrual. However, in 2001 Plumbing Products incurred additional restructuring costs, principally severance of $2 million in North America.

         Following is a summary of the 2000 restructuring program and asset impairment charges through June 30, 2002 (dollars in millions):

	Initial	Non-Cash	Balance	Charges	Charges		Balance		Balance
	Charge	Write-off	Dec. 31,	Accrued	Reversed	Paid in	Dec. 31,	Paid in	June 30,
	2000	in 2000	2000	in 2001	in 2001	2001	2001	2002	2002

Termination payments and other employee costs	$47.4	$–	$47.4	$11.7	$(9.4)	$(44.8)	$4.9	$(2.1)	$2.8

Asset impairments	24.1	(24.1)	–	–	–	–	–	–	–

Other	3.7	–	3.7	6.1	(2.9)	(5.5)	1.4	(1.0)	.4

	$75.2	$(24.1)	$51.1	$17.8	$(12.3)	$(50.3)	$6.3	$(3.1)	$3.2

         The Company expects that essentially all of the $3.2 million balance as of June 30, 2002 related to the 2000 restructuring program will be utilized in 2002. The remaining accrued termination payments and other employee costs are for severance and other related payments due terminated employees.

Note 3. Comprehensive Income

         Total comprehensive income consisted of the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$126.1	$119.8	$183.1	$184.8

Foreign currency translation effects	55.5	4.3	40.3	2.0

Deferred gain (loss) on hedge contracts, net of tax	(2.2)	1.0	3.0	(3.7)

Total comprehensive income	$179.4	$125.1	$226.4	$183.1

Note 4. Tax Matters

         The Company had been in discussions and negotiations with The State Finance Administration for North Rhine-Westphalia, Germany (the “German Tax Authority”) concerning certain tax issues covering the years 1984 - 1994. For the years 1984 - 1990, the Company received a tax assessment from the German Tax Authority in the amount of $90 million. For years 1991 - 1994, the Company anticipated a further assessment for an amount substantially greater than that assessed for 1984 - 1990. On January 15, 2002, the Company settled all issues for 1984 through 1994 for a current cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had provided adequate reserves for all issues, the settlement had no impact on results of operations.

Note 5. Earnings Per Share

         The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended June 30, 2002 and 2001 included 1,485,866 and 1,959,654 average incremental shares, respectively, for the assumed exercise of stock options. The six-month periods ended June 30, 2002 and 2001 included 1,362,750 and 1,828,709 average incremental shares, respectively.

Note 6. Adoption of New Accounting Standard for Goodwill and Other Intangible Assets

         In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company began applying the new rules in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 resulted in a second quarter 2002 net income increase of $7.8 million, or $.10 per diluted share, an increase of $15.6 million, or $.20 per diluted share for the six months ended June 30, 2002, and is expected to result in an increase in net income of approximately $30 million, or $.40 per diluted share annually. During the first half of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets and determined that there was no impairment.

         Following is a summary of net income for the three months and six months ended June 30, 2002, compared with net income for the three months and six months ended June 30, 2001, as reported and as adjusted to exclude goodwill amortization (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$126.1	$119.8	$183.1	$184.8

Add goodwill amortization, net of income taxes in 2001 (a)	–	7.8	–	15.6

Adjusted net income	$126.1	$127.6	$183.1	$200.4

Basic earnings per share:

Reported net income	$1.74	$1.68	$2.53	$2.60

Goodwill amortization	–	.11	–	.22

Adjusted net income	$1.74	$1.79	$2.53	$2.82

Diluted earnings per share:

Reported net income	$1.71	$1.63	$2.48	$2.54

Goodwill amortization	–	.10	–	.20

Adjusted net income	$1.71	$1.73	$2.48	$2.74

(a)	In certain foreign countries goodwill amortization is deductible for tax purposes, resulting in tax benefits of $.4 million and $.8 million for the three and six months ended June 30, 2001.

Note 7. Accounts Receivable Securitization Agreement

         On May 6, 2002, the Company entered into a three-year European accounts receivable securitization agreement, subject to annual renewals and maintenance of specified debt rating levels, with a major international bank for the sale of receivables on a non-recourse basis for a fee. Under the agreement the Company sells eligible receivables (on an ongoing basis) to an entity that was formed for the sole purpose of entering into these transactions which in turn sells the receivables to a subsidiary of the bank. The Company retains an interest (approximately 10-15%) in the receivables sold. The sale of receivables (other than the retained interest) is funded through the sale of commercial paper issued by the bank subsidiary. The receivables transactions are treated as sales since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140 and, accordingly, the receivables are removed from the balance sheet except for the retained interest. The amount of receivables sold and outstanding under this agreement (excluding retained interest) is limited to €250 million (approximately $248 million at current exchange rates), will fluctuate in amount and was $233 million as of June 30, 2002. Following is a summary of certain cash flows received from or paid to the special purpose entity from inception through June 30, 2002 (in millions):

Three months ended
June 30, 2002

Proceeds from initial securitizations, net of decrease in previous arrangements terminated	$182.0

         The interest rate paid to the bank and its subsidiary on amounts outstanding under this facility is the London Interbank Offered Rate (LIBOR) plus .45% as of June 30, 2002.

         The Company’s retained interest in the receivables at June 30, 2002 is classified in trade accounts receivable in the Company’s consolidated financial statements and its carrying amount approximates fair value because of the relatively short-term nature and amounted to $42 million as of June 30, 2002.

Note 8. Impact of Other Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The statement establishes new rules on accounting for impairments of long-lived assets and provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. The new statement was adopted by the Company at the beginning of 2002 with no significant effect on the Company’s results of operations or financial position. Other FASB statements recently issued have little or no immediate effect on the Company and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included No. 143, Accounting for Asset Retirement Obligations; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note 9. Debt

         On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the Company’s credit agreements.

Note 10. Supplemental Consolidating Condensed Financial Information

         All of the Company’s Senior Notes were issued by its wholly owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the “ASI Public Debt”). In lieu of providing separate financial statements for ASI, included is the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and six months ended June 30, 2002 and 2001, statements of cash flows for the six months ended June 31, 2002 and 2001 and balance sheets as of June 30, 2002 and December 31, 2001 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,226.5	$982.8	$(122.8)	$2,086.5

Costs and expenses:

Cost of sales		912.0	767.8	(122.8)	1,557.0

Selling and administrative expenses		162.5	140.1		302.6

Other (income) expense		7.0	(1.7)		5.3

Interest expense		30.4	2.2		32.6

Intercompany interest expense (income)		.1	(.1)		–

Total expenses		1,112.0	908.3	(122.8)	1,897.5

Income before income taxes and equity in net income of consolidated subsidiaries		114.5	74.5	–	189.0

Income taxes		38.9	24.0		62.9

Income before equity in net income of consolidated subsidiaries		75.6	50.5	–	126.1

Equity in net income of consolidated subsidiaries	$126.1			(126.1)	–

Net income	$126.1	$75.6	$50.5	$(126.1)	$126.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$2,240.6	$1,802.0	$(194.2)	$3,848.4

Costs and expenses:

Cost of sales		1,700.5	1,403.3	(194.2)	2,909.6

Selling and administrative expenses		320.9	264.0		584.9

Other expense		4.5	8.9		13.4

Interest expense		61.4	4.6		66.0

Intercompany interest expense (income)		.3	(.3)		–

Total expenses		2,087.6	1,680.5	(194.2)	3,573.9

Income before income taxes and equity in net income of consolidated subsidiaries		153.0	121.5	–	274.5

Income taxes		52.9	38.5		91.4

Income before equity in net income of consolidated subsidiaries		100.1	83.0	–	183.1

Equity in net income of consolidated subsidiaries	$183.1			(183.1)	–

Net income	$183.1	$100.1	$83.0	$(183.1)	$183.1

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents		$17.9	$106.4		$124.3

Accounts receivable, net	$.6	505.4	563.3		1,069.3

Inventories		350.2	386.7		736.9

Other current assets		104.4	53.0		157.4

Total current assets	.6	977.9	1,109.4		2,087.9

Facilities, net		537.2	833.1		1,370.3

Goodwill, net		131.4	834.0		965.4

Investment in subsidiaries	722.0			$(722.0)	–

Other assets		584.4	96.4		680.8

Total assets	$722.6	$2,230.9	$2,872.9	$(722.0)	$5,104.4

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Loans payable to banks		$5.0	$44.4		$49.4

Current maturities of long-term debt		3.2	1.6		4.8

Other current liabilities		1,007.8	753.7		1,761.5

Total current liabilities		1,016.0	799.7		1,815.7

Long-term debt		1,961.9	75.4		2,037.3

Reserve for postretirement benefits		309.5	231.8		541.3

Intercompany accounts, net	$622.4	150.3	(772.7)		–

Other long-term liabilities		314.2	295.7		609.9

Total liabilities	622.4	3,751.9	629.9	$–	5,004.2

Total shareholders’ (deficit) equity	100.2	(1,521.0)	2,243.0	(722.0)	100.2

Total liabilities and shareholders’ equity	$722.6	$2,230.9	$2,872.9	$(722.0)	$5,104.4

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$183.1	$100.1	$83.0	$(183.1)	$183.1

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		40.9	59.5		100.4

Non-cash stock compensation		26.2			26.2

German tax settlement paid			(55.0)		(55.0)

Job elimination expenses paid		(10.6)	(7.1)		(17.7)

Restructuring charges paid		(1.3)	(1.8)		(3.1)

Equity in net income of subsidiaries	(183.1)			183.1	–

Changes in assets and liabilities:

Accounts receivable	(.7)	(31.1)	(121.6)		(153.4)

Inventories		(39.8)	(22.1)		(61.9)

Accounts payable		23.6	27.5		51.1

Other accrued liabilities and taxes		115.6	(35.6)		80.0

Other assets		(73.7)	81.7		8.0

Other long-term liabilities		25.1	(.5)		24.6

Net cash provided (used) by operating activities before proceeds from initial sale of receivables	(.7)	175.0	8.0	–	182.3

Proceeds from initial sale of receivables			182.0		182.0

Net cash provided (used) by operating activities	(.7)	175.0	190.0	–	364.3

Investing activities:

Purchase of property, plant and equipment		(23.5)	(32.1)		(55.6)

Investments in affiliated companies and other businesses		(22.0)			(22.0)

Investments in computer software		(9.6)	(10.0)		(19.6)

Other		2.2	9.6		11.8

Net cash used by investing activities	–	(52.9)	(32.5)	–	(85.4)

Financing activities:

Repayments of long-term debt		(37.9)	(1.1)		(39.0)

Net change in revolving credit facilities		(186.0)	66.4		(119.6)

Net change in other short-term debt		5.0	(15.4)		(10.4)

Purchases of treasury stock	(120.6)				(120.6)

Net change in intercompany accounts	69.8	111.6	(181.4)		–

Proceeds from exercise of stock options	47.6				47.6

Other	3.9				3.9

Net cash provided (used) by financing activities	.7	(107.3)	(131.5)	–	(238.1)

Effect of exchange rate changes on cash and cash equivalents			1.4		1.4

Net increase (decrease) in cash and cash equivalents	–	14.8	27.4	–	42.2

Cash and cash equivalents at beginning of period	–	3.1	79.0	–	82.1

Cash and cash equivalents at end of period	$–	$17.9	$106.4	$–	$124.3

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,222.2	$876.8	$(59.7)	$2,039.3

Costs and expenses:

Cost of sales		902.2	654.8	(59.7)	1,497.3

Selling and administrative expenses		174.6	130.0		304.6

Other (income) expense		(12.6)	14.0		1.4

Interest expense		35.3	9.1		44.4

Intercompany interest expense (income)		6.7	(6.7)		–

Total expenses		1,106.2	801.2	(59.7)	1,847.7

Income before income taxes and equity in net income of consolidated subsidiaries		116.0	75.6	–	191.6

Income taxes		44.6	27.2		71.8

Income before equity in net income of consolidated subsidiaries		71.4	48.4	–	119.8

Equity in net income of consolidated subsidiaries	$119.8			$(119.8)	–

Net income	$119.8	$71.4	$48.4	$(119.8)	$119.8

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$2,227.2	$1,716.0	$(113.2)	$3,830.0

Costs and expenses:

Cost of sales		1,677.1	1,290.2	(113.2)	2,854.1

Selling and administrative expenses		323.1	263.7		586.8

Other (income) expense		(13.0)	15.0		2.0

Interest expense		72.2	19.0		91.2

Intercompany interest expense (income)		12.0	(12.0)		–

Total expenses		2,071.4	1,575.9	(113.2)	3,534.1

Income before income taxes and equity in net income of consolidated subsidiaries		155.8	140.1	–	295.9

Income taxes		59.3	51.8		111.1

Income before equity in net income of consolidated subsidiaries		96.5	88.3	–	184.8

Equity in net income of consolidated subsidiaries	$184.8			$(184.8)	–

Net income	$184.8	$96.5	$88.3	$(184.8)	$184.8

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2001
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

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$184.8	$96.5	$88.3	$(184.8)	$184.8

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		49.9	63.3		113.2

Non-cash stock compensation		32.3			32.3

Restructuring charges paid		(1.6)	(13.6)		(15.2)

Equity in net income of subsidiary	(184.8)			184.8

Changes in assets and liabilities:

Accounts receivable	1.0	(75.1)	(77.5)		(151.6)

Inventories		(9.0)	(79.4)		(88.4)

Accounts payable		26.0	(5.5)	(.4)	20.1

Other accrued liabilities	.2	27.2	30.4	6.6	64.4

Other assets	(.9)	(98.3)	63.4	(13.1)	(48.9)

Other long-term liabilities		(.8)	27.1		26.3

Net cash provided (used) by operating activities	.3	47.1	96.5	(6.9)	137.0

Investing activities:

Purchase of property, plant and equipment		(36.5)	(34.9)		(71.4)

Investments in affiliated companies and other businesses		(.4)	(30.0)		(30.4)

Investments in computer software		(14.4)	(13.9)		(28.3)

Other		26.0	7.8		33.8

Net cash used by investing activities	–	(25.3)	(71.0)	–	(96.3)

Financing activities:

Decrease in other long-term debt		(.5)	(1.8)		(2.3)

Net change in credit facility		(22.1)	19.7		(2.4)

Net change in short-term debt			.5		.5

Purchases of treasury stock	(63.7)				(63.7)

Net change in inter-company accounts	26.3	(.5)	(32.6)	6.8	–

Proceeds from exercise of stock options	68.5				68.5

Purchase of warrants	(35.3)				(35.3)

Other	3.8	3.7	–		7.5

Net cash provided (used) by financing activities	(.4)	(19.4)	(14.2)	6.8	(27.2)

Effect of exchange rate changes on cash and cash equivalents			(1.8)		(1.8)

Net increase in cash and cash equivalents	(.1)	2.4	9.5	(.1)	11.7

Cash and cash equivalents at beginning of period	.1	18.9	66.4	–	85.4

Cash and cash equivalents at end of period	$–	$21.3	$75.9	$(.1)	$97.1

Note 11. Segment Data

Summary Segment and Income Data
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales:

Air Conditioning Systems and Services	$1,312	$1,342	$2,360	$2,413

Plumbing Products	512	464	981	919

Vehicle Control Systems	263	233	507	498

	$2,087	$2,039	$3,848	$3,830

Segment income:

Air Conditioning Systems and Services	$182	$193	$265	$295

Plumbing Products	43	43	82	79

Vehicle Control Systems	39	35	72	80

	264	271	419	454

Equity in net income of unconsolidated joint ventures	6	6	11	11

	270	277	430	465

Interest expense	(33)	(44)	(66)	(91)

Corporate and other expenses	(48)	(41)	(90)	(78)

Income before income taxes	$189	$192	$274	$296

For a comparative analysis of this Summary Segment and Income Data, see Management’s Discussion and Analysis of Financial Position and Results of Operations.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Second Quarter and First Six Months of 2002 Compared with the Second Quarter and First Six Months of 2001

         Sales in the second quarter of 2002 were $2,087 million, an increase of $48 million, or 2% (1% excluding favorable foreign exchange effects), from $2,039 million in the second quarter of 2001. Sales increased 10% for Plumbing Products and 13% for Vehicle Control Systems but decreased 2% for Air Conditioning Systems and Services.

         Segment income for the second quarter of 2002 was $264 million, a decrease of $7 million, or 3% (6% excluding favorable foreign exchange effects), from $271 million in the second quarter of 2001. Segment income decreased 6% for Air Conditioning Systems and Services, was flat for Plumbing Products and increased 11% for Vehicle Control Systems. Effective January 2002, the Company adopted the new goodwill accounting standard that eliminated the amortization of goodwill. This change increased segment income in the second quarter of 2002 by $8 million — $2 million for Air Conditioning Systems and Services, $3 million for Plumbing Products and $3 million for Vehicle Control Systems. Segment income for the second quarter of 2002 would have decreased by 5% if reported segment income for the second quarter of 2001 were similarly adjusted to eliminate goodwill amortization. See footnote 6 to financial statements for a comparative summary of the effects of this accounting change on net income and net income per share for the second quarter and first six months of 2002 and 2001.

         Sales for the first half of 2002 were $3,848 million, an increase of $18 million, or 0.5% (up 1% excluding unfavorable foreign exchange effects), from $3,830 million in the first half of 2001. Sales increased 7% for Plumbing Products and 2% for Vehicle Control Systems but decreased 2% for Air Conditioning Systems and Services. Segment income was $419 million for the first half of 2002, a decrease of 8% (with little effect from foreign exchange), compared with $454 million in the first half of 2001. Segment income decreased 10% for Air Conditioning Systems and Services and 10% for Vehicle Control Systems but increased 4% for Plumbing Products. Segment income for the first half of 2002 would have decreased by 11% if reported segment income for the first half of 2001 were similarly adjusted to eliminate goodwill amortization.

         Sales of Air Conditioning Systems and Services decreased 2% (with little effect from foreign exchange) to $1,312 million for the second quarter of 2002, from $1,342 million for the second quarter of 2001, primarily because of a decline in commercial equipment sales, offset partly by gains in residential systems and the commercial parts, service and solutions business. Commercial applied and commercial unitary equipment sales together decreased 12% in the U.S., primarily as a result of continued deferrals of both new construction and replacement activity. The sales decrease reflected lower volume, and lower prices because of intense price competition. The commercial unitary market remained weak. We believe the U.S. commercial unitary market was down in the estimated range of 15 to 20% in the quarter. Our sales in that market were down by a comparable amount. The commercial unitary sales mix was unfavorable also, as product demand shifted somewhat to lower-tonnage products. Applied equipment sales declined by low single digits in markets that we believe were down an estimated 7 to 9%. Those declines were partly offset by growth in the U.S. parts, service and solutions business, which grew 5%, somewhat below our recent typical growth rate of 8 to

10%, reflecting short-term deferrals of maintenance and service. Sales outside the U.S., which are substantially commercial, decreased 6% overall (in local currencies). That decrease primarily reflected a decline of 25% in Latin America (owing to its troubled economies), and declines of 3% in Europe and 6% in Asia (excluding China) (both because of economic weakness), all partly offset by volume increases of 7% in China and 6% in the Middle East. Residential air conditioning sales in the U.S. increased 9% to record levels, benefiting from the Company’s strong position in the premium, high-efficiency market, warmer-than-normal weather, low inventories industry-wide, and expanding distribution (especially through Sears and Home Depot in the retail channel). Sales of new higher-efficiency models increased 21% in a market that increased an estimated 10%. Market share for residential products declined slightly in the quarter as factory production rates were temporarily unable to meet the high demand caused by low dealer inventories and hot weather. Sales for Air Conditioning Systems and Services for the first half of 2002 decreased by 2% (with little effect from foreign exchange) to $2,360 million from $2,413 million in the first half of 2001, primarily for the same reasons explaining the second quarter decrease.

         Segment income of Air Conditioning Systems and Services decreased 6% (with little effect from foreign exchange) to $182 million in the second quarter of 2002 from $193 million in the second quarter of 2001 as margins declined from 14.4% to 13.9%. Segment income and margins declined primarily because of an unfavorable sales mix — lower volumes of high-margin commercial equipment sales and higher volumes of lower-margin residential systems and commercial parts, services and solutions. Lower prices for commercial products as a result of competitive pressures also reduced margins. The residential business improved because of higher volume, a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins and the positive impact of productivity initiatives. These gains in the residential business were somewhat tempered by continuing start-up costs associated with launching the new high-efficiency product line, by the effects of production constraints on older high-efficiency models which are still in strong demand, and the effects of other cost escalations. The 2002 quarter also benefited from the lack of goodwill amortization. If goodwill amortization were also excluded from the second quarter of 2001, segment income would have decreased by 7%. Segment income for the first half of 2002 decreased 10% (11% excluding the favorable effects of foreign exchange and goodwill amortization from 2001) to $265 million from $295 million in the first half of 2001, essentially for the reasons mentioned for the second quarter decrease.

         Sales of Plumbing Products increased 10% (8% excluding favorable foreign exchange effects) to $512 million in the second quarter of 2002, from $464 million in the second quarter of 2001, primarily as the result of another record quarter in the Americas. Sales in the Americas increased 15%, led by strong growth in North America, from continued strong demand in replacement and home improvement markets. Sales benefited from the rollout of an expanded Whirlpool tub program at Home Depot stores and faucet promotions, which helped gain market share in both fixtures and fittings. In Europe, sales were up 7% (2% excluding favorable foreign exchange effects) while we believe that markets were down 3 to 5%, as sales benefited from three small fittings businesses acquired in 2001. In Asia, sales increased 20%, off a small but growing base. Sales of Plumbing Products for the first half of 2002 increased 7% (with little effect from foreign exchange) to $981 million from $919 million in the first half of 2001. This increase was due principally to the same factors affecting second quarter results.

         Segment income of Plumbing Products for the second quarter of 2002 was even with the second quarter of 2001 at $43 million (but declined 3% excluding favorable foreign exchange effects). Margins increased to 8.4% in the second quarter of 2002 from 8.3% in the first quarter of this year, but were well below the 9.3% margins in the second quarter of 2001.

Although we achieved substantial sales gains and derived savings from materials management and Six Sigma initiatives in the 2002 quarter, those gains were more than offset by the effects of operational issues in the U.S. and France. In the U.S., we incurred higher costs as we responded to strong sales demand and simultaneously consolidated warehouse operations. In France, we experienced manufacturing conversion problems. Remedial programs have been implemented and we expect improvements to occur over the remainder of the year. Despite the operational problems, segment income was up substantially because of higher volume in the U.S., and up modestly in Asia and Canada, but was down in Europe and Latin America. The quarter also benefited from the lack of goodwill amortization. If goodwill amortization were excluded from the second quarter of 2001, segment income would have been down 7% (down 10% in local currencies). Segment income for the first half of 2002 increased 4% (but was down 5% excluding both unfavorable foreign exchange effects and goodwill amortization from 2001) to $82 million from $79 million in the first half of 2001. The decrease (in local currencies) resulted primarily for the same reasons as those responsible for the second quarter decrease.

         Sales of Vehicle Control Systems for the second quarter of 2002 were $263 million, an increase of 13% (8% excluding favorable foreign exchange effects) from $233 million in the second quarter of 2001, primarily because of a significant increase in sales from Europe to our North American marketing joint venture. The North American truck market experienced 10% growth as U.S. customers actively purchased vehicles before the October 1, 2002 change in diesel engine emissions regulations. Sales in Europe, our largest market, grew 5% in local currencies, primarily as a result of higher content per vehicle. This was achieved despite a decrease in unit volumes of truck and bus production in Western Europe of 4% in the second quarter following a 20% decline in the first quarter of 2002. Sales increased sharply in Asia and Latin America. Our sales continue to outperform the heavy vehicle manufacturing markets through sales of our new control systems, new applications with existing customers, geographic expansion and market penetration. Sales of Vehicle Control Systems for the first half of 2002 increased 2% (3% excluding foreign exchange effects) to $507 million from $498 million in the first half of 2001, primarily for the reasons cited for the second quarter increase which overcame declines in the first quarter of 2002.

         Segment income for Vehicle Control Systems for the second quarter of 2002 increased 11% (6% excluding favorable foreign exchange effects) to $39 million from $35 million in the second quarter of 2001. Margins decreased from 15.0% in the second quarter of 2001 to 14.8% in the second quarter of 2002. The increase in segment income primarily reflected higher sales to the U.S. marketing joint venture and higher content sales in Europe, partly offset by lower prices and costs associated with resolution of a product warranty issue in the U.S., a portion of which was also absorbed by our U.S. joint venture. Savings from materials management and Six Sigma initiatives and the lack of goodwill amortization in the 2002 quarter essentially offset cost escalations. If goodwill amortization were excluded from the second quarter of 2001, segment income would have increased 5% (flat in local currencies). Segment income for Vehicle Control Systems for the first half of 2002 was $72 million, a decrease of 10% (15% excluding both foreign exchange effects and goodwill amortization from 2001) from $80 million in the first half of 2001, principally because of volume declines in the first quarter of 2002, partly offset by the second quarter improvements discussed above.

Other Summary Segment and Income Data Items

         Equity in net income of unconsolidated joint ventures was $6 million for the second quarter of 2002 and $11 million for the first half of 2002, both amounts even with amounts for the same periods of 2001. Increased income from higher sales in the Meritor/WABCO marketing joint venture and higher income in the Alliance Compressor joint venture were offset by the effect of the warranty settlement discussed above.

         Interest expense decreased by $11 million in the second quarter of 2002 and by $25 million in the first half of 2002 compared to the year-earlier quarter and first half, because of lower average debt balances and lower average interest rates. Corporate and other expenses increased by $7 million in the second quarter of 2002 and by $12 million in the first half of 2002 compared to the year-earlier quarter and first half. These increases were primarily the result of higher retiree pension and medical costs, and higher incentive compensation because of increased earnings.

         The income tax provision for the second quarter of 2002 was $63 million and for the first half of 2002 was $91 million, or 33.3% of income before income taxes, compared with provisions of $72 million and $111 million, or 37.5% of income before income taxes in the same periods of 2001. The effective income tax rate is lower in 2002 primarily because of a more efficient tax structure and the absence of a charge for goodwill amortization. Most of the goodwill amortization recorded in 2001 (and prior years) was not deductible for tax purposes, which had the effect of increasing the effective tax rate.

Liquidity and Capital Resources

         Net cash provided by operating activities, excluding proceeds from the sale of receivables and after cash interest paid of $65 million, was $182 million for the first half of 2002. This compared with net cash provided of $137 million after cash interest paid of $89 million for the first half of 2001. Proceeds from the initial sale of receivables under a new financing arrangement in Europe, net of a decrease in receivables previously sold in Europe, added $182 million to total cash provided by operating activities in 2002. Other factors contributing to the increase were lower net working capital usage, partly offset by a $55 million payment as part of the German tax settlement and payments of job elimination costs accrued in the fourth quarter of 2001.

         In investing activities, the Company made capital expenditures of $78 million for the first half of 2002, including $22 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $102 million in the first half of 2001, including $30 million of investments in affiliated companies and other businesses. The Company also invested $20 million in computer software in the first six months of 2002, compared with $28 million in the 2001 period. Investing activities in 2002 were partly offset by proceeds of $12 million from the sale of miscellaneous assets and in 2001 by proceeds of $27 million from sale and leaseback transactions.

         The excess of cash provided by operating activities over cash used for investing activities in the first half of 2002 was used to fund financing activities of $238 million, primarily net debt repayments of $169 million and the purchase of treasury stock of $121 million, partly offset by proceeds realized from the exercise of stock options of $48 million. The Company purchased 1.8 million shares of the Company’s common stock pursuant to the Company’s share repurchase program. This compares with financing activities of $27 million in 2001 including purchases of 1.1 million shares of treasury stock for $64 million and net debt repayments of $4 million, offset by proceeds realized from the exercise of stock options of $68 million. In 2001 the Company also bought back warrants for the purchase of 3 million shares of the Company’s common stock held by Kelso ASI Partners, L. P. for $35 million.

         On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund

Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million was funded with lower-cost borrowings under the Company’s bank credit agreements.

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

         At June 30, 2002, the Company had borrowings of $674 million outstanding under its bank credit agreements. There was $532 million available under those agreements after reduction for borrowings and for $94 million of letters of credit usage. The Company’s foreign subsidiaries had $125 million available at June 30, 2002, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company’s operations in China have $18 million available under bank credit facilities after reduction for letters of credit usage of $10 million.

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

         The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company is a partner in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation (“Transamerica”). Under this arrangement, the Company sells certain receivables to the joint venture on a non-recourse basis for a fee and finances certain purchases of inventory by customers, thus accelerating the cash flow from realization of the receivables. The uncollected balance of receivables sold or financed has fluctuated recently between approximately $170 million and $270 million and was $266 million as of June 30, 2002. To achieve lower borrowing rates, the Company plans to terminate the partnership with Transamerica in the second half of 2002 and establish new arrangements for the sale of receivables in the U.S. On May 6, 2002, the Company entered into a three-year European accounts receivable securitization agreement with a major international bank for the sale of receivables on a non-recourse basis for a fee (see Note 7 to Financial Statements). Under the agreement the Company sells eligible receivables (on an ongoing basis) to an entity that was formed for the sole purpose of entering into these transactions which in turn sells the receivables to a subsidiary of the bank. The Company retains an interest (approximately 10% to 15%) in the receivables sold. The sale of receivables (other than the retained interest) is funded through the sale of commercial paper issued by the subsidiary of the bank. The receivables transaction is treated as a sale since it meets the applicable criteria of Statement of Financial Accounting Standards No. 140 and, accordingly, the receivables are removed from the balance sheet except for the retained interest. The balance of receivables sold and outstanding under this agreement (excluding retained interest) is limited to €250 million (approximately $248 million at current exchange rates), will fluctuate in amount and was $233 million as of June 30, 2002. Receivables sold under this agreement, net of the effect of termination of previously existing arrangements, resulted in an acceleration of cash flows of $182 million that was used to repay debt under the Company’s bank credit agreements.

Disclosure Regarding Forward Looking Statements

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the “Notes to Financial Statements” under the headings “Restructuring and Asset Impairment Charges,” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Plumbing Products’ markets and the level of truck and bus production in the Company’s Vehicle Control Systems markets;

•	the ability of the Company to implement its restructuring programs as planned;

•	the extent to which the Company will be able to realize the estimated savings from the salaried workforce reduction, and from Materials Management and Six Sigma initiatives;

•	the timing of completion and success in the start-up of new production facilities;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of steel necessary to avoid disruptions of operations at pricing levels which will not have an unduly adverse effect on results of operations;

•	increased difficulties in obtaining a consistent supply of other basic materials like aluminum, copper, clays, electronics and natural gas at stable pricing levels;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the ability of the Company to effectively and timely implement remedial programs to overcome operational issues in Plumbing Product’s U.S. and French operations;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s products or potential products;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2002;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	the extent of and the costs at which the Company effects repurchases of its common stock; and

•	the extent to which the Company reduces outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         For a discussion of the settlement of German tax issues, see Note 4 to Financial Statements in Part I of this report which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company’s 2002 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 2, 2002. At the Annual Meeting, the Company’s shareholders: (a) elected two Class I Directors with terms expiring at the 2005 Annual Meeting of Shareholders; (b) approved the 2002 Omnibus Incentive Plan which replaced the Company’s current Stock Incentive Plan and Long-Term Incentive Plan; (c) approved amendments to the company’s Employee Stock Purchase Plan; (d) ratified the appointment of Ernst & Young LLP as independent Certified Public Accountants of the Company for 2002; and (e) rejected a shareholder proposal regarding greenhouse gas emissions.

         Following the Annual Meeting, three Class II Directors, having terms expiring in 2003, and two Class III Directors, having terms expiring in 2004, continued in office.

         The following sets forth the results of voting at the Annual Meeting:

				Broker
				Non-
Matters	For	Against	Abstentions	Votes

Election of Directors*

For a term expiring at the Annual Meeting of Shareholders in 2005

Jared L. Cohon	65,258,591	1,047,107	*	0
James F. Hardymon	65,250,974	1,054,724	*	0

Approval of Omnibus Incentive Plan	38,907,247	21,508,078	626,121	5,264,252

Approval of amendments to the Employee Stock Purchase Plan	59,285,971	1,231,466	524,009	5,264,252

Appointment of Independent Certified Public Accountants	63,818,437	2,230,282	256,979	0

Shareholder proposal on greenhouse gas emissions	16,335,849	38,857,476	5,848,119	5,264,254

*	With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either “For” or “Withheld”, or to vote “For all except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withheld” and for named exceptions.

Item 5. Other Information.

         At its regularly scheduled meeting on July 11, 2002, the Board of Directors of American Standard Companies Inc. elected Richard S. Paradise to the office of Vice President and Controller.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b)	Reports on Form 8-K. During the quarter ended June 30, 2002, the Company filed no Current Reports on Form 8-K.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC

/s/ Richard S. Paradise Vice President and Controller (Principal Accounting Officer)

August 9, 2002

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description

(12)	Ratio of Earnings to Fixed Charges

(99.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002