Form 10-Q
period 2002-09-30
AMERICAN STANDARD COMPANIES INC
filed 2002-11-14
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

[X]   Yes         [   ]   No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at October 31, 2002	72,461,586 shares

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

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF INCOME

(Dollars in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales	$2,070.1	$1,885.0	$5,918.5	$5,715.1

Costs and expenses:

Cost of sales	1,564.4	1,415.8	4,473.9	4,269.9

Selling and administrative expenses	303.7	281.8	888.6	868.7

Other (income) expense	(.7)	1.7	12.7	3.9

Interest expense	31.7	41.7	97.8	133.0

	1,899.1	1,741.0	5,473.0	5,275.5

Income before income taxes	171.0	144.0	445.5	439.6

Income taxes	56.9	54.0	148.4	164.9

Net income	$114.1	$90.0	$297.1	$274.7

Net income per common share:

Basic	$1.58	$1.25	$4.11	$3.86

Diluted	$1.55	$1.23	$4.04	$3.76

Average common shares outstanding:

Basic	72,267,482	71,837,275	72,316,859	71,317,942

Diluted	73,515,925	73,448,426	73,641,199	73,073,934

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET

(Dollars in millions, except share data)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$145.8	$82.1

Accounts receivable, less allowance for doubtful accounts: Sept. 2002 - $44.2; Dec. 2001 - $35.4	1,031.5	998.3

Inventories:

Finished products	429.9	378.1

Products in process	144.6	135.3

Raw materials	169.3	143.7

	743.8	657.1

Other current assets	236.4	158.9

Total current assets	2,157.5	1,896.4

Facilities, less accumulated depreciation:

Sept. 2002 - $746.7; Dec. 2001 - $657.8	1,362.6	1,362.8

Goodwill	971.6	929.0

Other assets	728.0	643.2

Total assets	$5,219.7	$4,831.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Loans payable to banks	$85.7	$58.7

Current maturities of long-term debt	4.5	11.4

Accounts payable	643.0	604.1

Accrued payrolls	292.6	265.2

Other accrued liabilities	842.5	748.9

Total current liabilities	1,868.3	1,688.3

Long-term debt	2,004.8	2,142.0

Reserve for post-retirement benefits	489.0	489.5

Other liabilities	698.2	601.7

Total liabilities	5,060.3	4,921.5

Shareholders’ equity (deficit):

Preferred stock, 2,000,000 shares authorized, none issued and outstanding	–	–

Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding:

72,369,334 in 2002; 72,071,944 in 2001	.7	.7

Capital surplus	717.9	707.2

Unearned compensation	(3.1)	(5.2)

Treasury stock	(545.8)	(505.3)

Retained earnings	354.1	57.0

Accumulated other comprehensive income:

Foreign currency translation effects	(348.0)	(331.8)

Deferred loss on hedge contracts, net of tax	(4.7)	(1.0)

Minimum pension liability adjustment, net of tax	(11.7)	(11.7)

Total shareholders’ equity (deficit)	159.4	(90.1)

	$5,219.7	$4,831.4

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS

(Dollars in millions)

	Nine months ended
	September 30,

	2002	2001

Cash provided (used) by:

Operating activities:

Net income	$297.1	$274.7

Adjustments to reconcile net income to net cash provided by operations:

Depreciation and amortization	155.2	169.6

Non-cash stock compensation	40.9	46.6

German tax settlement paid	(55.0)	–

Job elimination expenses paid	(26.4)	–

Restructuring charges paid	(4.1)	(25.1)

Changes in assets and liabilities:

Accounts receivable	(103.3)	(125.9)

Inventories	(75.4)	(93.5)

Accounts payable	16.6	(19.3)

Other accrued liabilities and taxes	117.7	67.6

Other assets	(76.4)	(62.0)

Other long-term liabilities	60.2	49.3

Net cash provided by operating activities before proceeds from initial sale of receivables	347.1	282.0

Proceeds from initial sale of receivables, net	81.4	–

Net cash provided by operating activities	428.5	282.0

Investing activities:

Purchase of property, plant and equipment	(91.1)	(104.4)

Investments in affiliated companies and other businesses	(22.0)	(30.9)

Investments in computer software	(30.3)	(41.7)

Proceeds from dissolution of receivables financing joint venture	25.8	–

Proceeds from sale and leaseback transactions	–	26.6

Other	13.6	10.0

Net cash used by investing activities	(104.0)	(140.4)

Financing activities:

Repayments of long-term debt	(39.8)	(3.5)

Net change in revolving credit facilities	(167.2)	(82.6)

Net change in other short-term debt	24.8	(6.8)

Purchases of treasury stock	(135.7)	(92.1)

Proceeds from exercise of stock options	51.4	83.9

Purchase of warrants	–	(35.3)

Other	5.6	5.5

Net cash used by financing activities	(260.9)	(130.9)

Effect of exchange rate changes on cash and cash equivalents	.1	(.8)

Net increase in cash and cash equivalents	63.7	9.9

Cash and cash equivalents at beginning of period	82.1	85.4

Cash and cash equivalents at end of period	$145.8	$95.3

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Restructuring and Asset Impairment Charges

         2000 Restructuring Program

         As described in Note 5 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, in 2000, the Company announced a worldwide restructuring program that included improving efficiency through the transfer of production to locations with lower costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and termination costs related to upgrading the effectiveness of the organization. In connection with this program, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Bath and Kitchen and $15 million for Vehicle Control Systems, offset by a $5 million reversal of restructuring charges recorded previously for a 1998-1999 restructuring program as the Company was able to complete the activities at lower cost than originally estimated. The Air Conditioning Systems and Services charge included costs related to a workforce reduction of 700 people to integrate international operations, costs of lease obligations on properties no longer to be used, and asset impairment charges. The Bath and Kitchen charge included an asset impairment write-down for the closure of one plant in the U.S., a workforce reduction of 250 people and the transfer of production to other facilities in the Americas. The Bath and Kitchen charge also included termination costs for a workforce reduction of 350 people as a result of the centralization and realignment of certain functions in Western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflects the transfer of production to the lower-labor cost facility in Poland and consolidation of certain operations and administrative functions in Western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

         In 2001 the majority of the actions described above were completed for substantially the same amounts as originally accrued. With respect to the other actions, the Company was able to settle certain items on more favorable terms than expected and others on less favorable terms. Additionally, the scope of certain activities was changed. For Air Conditioning Systems and Services, the Company was able to release employees on more favorable terms than originally contemplated and terminate lease obligations more favorably than expected, resulting in a $5 million reversal of the accrual. However, the Company incurred additional costs of $4 million, principally related to discontinuing certain product lines in Europe. This additional cost was charged to restructuring expense in 2001. For Vehicle Control Systems, the Company did not undertake all of its planned activities for consolidating administrative functions in Western Europe and therefore reversed $4 million of the 2000 accrual. However, the scope of the production transfer to Poland was expanded and accelerated, resulting in additional costs of $11 million, primarily for severance, which was charged to restructuring expense in 2001. Bath and Kitchen terminated fewer people than planned, resulting in a $3 million reversal of the 2000 accrual. However, in 2001 Bath and Kitchen incurred additional restructuring costs, principally severance of $2 million in North America.

         Following is a summary of the 2000 restructuring program and asset impairment charges through September 30, 2002 (dollars in millions):

	Initial	Non-Cash	Balance	Charges	Charges		Balance		Balance
	Charge	Write-off	Dec. 31,	Accrued	Reversed	Paid in	Dec. 31,	Paid in	Sept. 30,
	2000	in 2000	2000	in 2001	in 2001	2001	2001	2002	2002

Termination payments and other employee costs	$47.4	$–	$47.4	$11.7	$(9.4)	$(44.8)	$4.9	$(2.9)	$2.0

Asset impairments	24.1	(24.1)	–	–	–	–	–	–	–

Other	3.7	–	3.7	6.1	(2.9)	(5.5)	1.4	(1.2)	.2

	$75.2	$(24.1)	$51.1	$17.8	$(12.3)	$(50.3)	$6.3	$(4.1)	$2.2

         The Company expects that essentially all of the $2.2 million balance as of September 30, 2002 related to the 2000 restructuring program will be utilized in 2002.

Note 3. Comprehensive Income

         Total comprehensive income consisted of the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$114.1	$90.0	$297.1	$274.7

Foreign currency translation effects	(56.5)	(14.6)	(16.2)	(12.2)

Deferred gain (loss) on hedge contracts, net of tax	(6.7)	(.3)	(3.7)	(4.6)

Total comprehensive income	$50.9	$75.1	$277.2	$257.9

Note 4. Tax Matters

         The Company had been in discussions and negotiations with The State Finance Administration for North Rhine-Westphalia, Germany (the “German Tax Authority”) concerning certain tax issues covering the years 1984 - 1994. For the years 1984 - 1990, the Company received a tax assessment from the German Tax Authority in the amount of $90 million. For years 1991 - 1994, the Company anticipated a further assessment for an amount substantially greater than that assessed for 1984 - 1990. On January 15, 2002, the Company settled all issues for 1984 through 1994 for a cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had provided reserves for all issues, the settlement had no impact on results of operations.

Note 5. Earnings Per Share

         The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2002 and 2001 included 1,248,443 and 1,611,151 average incremental shares, respectively, for the assumed exercise of stock options. The nine-month periods ended September 30, 2002 and 2001 included 1,324,340 and 1,755,992 average incremental shares, respectively.

Note 6. Adoption of New Accounting Standard for Goodwill and Other Intangible Assets

         In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company began applying the new rules in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 resulted in a third quarter 2002 net income increase of $7.5 million, or $.10 per diluted share, an increase of $22.4 million, or $.30 per diluted share for the nine months ended September 30, 2002, and is expected to result in an increase in net income of approximately $30 million, or $.40 per diluted share annually. During the first nine months of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets and determined that there was no impairment.

         Following is a summary of net income for the three months and nine months ended September 30, 2002, compared with net income for the three months and nine months ended September 30, 2001, as reported and as adjusted to exclude goodwill amortization (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$114.1	$90.0	$297.1	$274.7

Add goodwill amortization, net of income taxes in 2001 (a)	–	7.5	–	22.4

Adjusted net income	$114.1	$97.5	$297.1	$297.1

Basic earnings per share:

Reported net income	$1.58	$1.25	$4.11	$3.86

Goodwill amortization	–	.11	–	.31

Adjusted net income	$1.58	$1.36	$4.11	$4.17

Diluted earnings per share:

Reported net income	$1.55	$1.23	$4.04	$3.76

Goodwill amortization	–	.10	–	.30

Adjusted net income	$1.55	$1.33	$4.04	$4.06

(a)	In certain foreign countries goodwill amortization is deductible for tax purposes, resulting in tax benefits of $.4 million and $1.2 million for the three and nine months ended September 30, 2001.

Note 7. Accounts Receivable Securitization Agreements

         To reduce its borrowing cost, in May and September 2002 the Company established accounts receivable financing facilities in Europe and the U.S. with major international banks. As part of these facilities, the Company formed wholly-owned, special purpose subsidiaries (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs which in turn, sell them, or interests therein, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company, American Standard Inc., or any other entity. The Company retains a subordinated interest in the receivables sold of approximately 10% to 15% for ESPE and 40% for USSPE. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third party investors. Advances from the conduits to the SPEs are limited to approximately $425 million (€250 million, or approximately $250 million at current exchange rates under the European facility, and $175 million under the U.S. facility). These facilities are for three years, subject to annual renewals and for the European facility, the maintenance of specified debt rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants.

         The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Company’s retained interest is recorded at fair value in other current assets in the Company’s Consolidated Balance Sheet. Losses are recognized when the receivables are sold to the extent that the cash and value of the retained interest is less than the net book value of the receivables sold. Those losses amounted to $5.7 million for the nine months ended September 30, 2002, and were recorded in other expenses in the Statement of Income.

         In addition, on August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The majority of these receivables were sold to the USSPE.

         Following is a summary of receivables subject to the financing facilities as of September 30, 2002, (in millions):

	ESPE	USSPE	Total

Outstanding balances of receivables sold to SPEs	$254.4	$230.1	$484.5

Retained interest	$31.8	$97.0	$128.8

Advances from conduits	$249.6	$151.4	$401.0

         Following is a summary of cash flows received or paid on the initial receivables transactions during the nine months ended September 30, 2002 (in millions):

	ESPE	USSPE	Total

Cash flows from initial sale of receivables	$224.6	$154.9	$379.5

Less the effect of termination of previous arrangements	(42.5)	(255.6)	(298.1)

Proceeds from initial sale of receivables, net	$182.1	$(100.7)	$81.4

         As of September 30, 2002, the interest rate on amounts outstanding under the European facility was 1.83% and under the U.S. facility was 1.76%.

Note 8. Impact of Other Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The statement establishes new rules on accounting for impairments of long-lived assets and provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. The new statement was adopted by the Company at the beginning of 2002 with no significant effect on the Company’s results of operations or financial position. Other FASB statements recently issued have little or no immediate effect on the Company and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included No. 143, Accounting for Asset Retirement Obligations; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13 (leases), and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note 9. Debt

         On January 8, 2002, the Company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the Company’s credit agreements.

         Effective November 5, 2002, the 364-day facility was renewed in the amount of $150 million until November 4, 2003, and was classified as long-term debt in the balance sheet as of September 30, 2002 because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility.

         The Company’s 7 1/8% Senior Notes due February 15, 2003, have also been classified as long-term debt as of September 30, 2002 because the Company has the ability and the intent to refinance them with borrowings under the five-year facility or future borrowings under the remaining $540 million of a shelf registration statement filed with the Securities and Exchange Commission in 1998.

Note 10. Supplemental Consolidating Condensed Financial Information

         All of the Company’s Senior Notes were issued by its 100% owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the “ASI Public Debt”). In lieu of providing separate financial statements for ASI, included is the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and nine months ended September 30, 2002 and 2001, statements of cash flows for the nine months ended September 30, 2002 and 2001 and balance sheets as of September 30, 2002 and December 31, 2001 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,200.1	$902.1	$(32.1)	$2,070.1

Costs and expenses:

Cost of sales		906.0	690.5	(32.1)	1,564.4

Selling and administrative expenses		165.8	137.9		303.7

Other (income) expense		(2.5)	1.8		(.7)

Interest expense		29.5	2.2		31.7

Intercompany interest expense (income)		(1.7)	1.7		–

Total expenses		1,097.1	834.1	(32.1)	1,899.1

Income before income taxes and equity in net income of consolidated subsidiaries		103.0	68.0	–	171.0

Income taxes		35.5	21.4		56.9

Income before equity in net income of consolidated subsidiaries		67.5	46.6	–	114.1

Equity in net income of consolidated subsidiaries	$114.1	–	–	$(114.1)	–

Net income	$114.1	$67.5	$46.6	$(114.1)	$114.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$3,440.8	$2,704.2	$(226.5)	$5,918.5

Costs and expenses:

Cost of sales		2,606.5	2,093.9	(226.5)	4,473.9

Selling and administrative expenses		486.8	401.8		888.6

Other expense		1.8	10.9		12.7

Interest expense		90.9	6.9		97.8

Intercompany interest (income) expense		(1.4)	1.4		–

Total expenses		3,184.6	2,514.9	(226.5)	5,473.0

Income before income taxes and equity in net income of consolidated subsidiaries		256.2	189.3	–	445.5

Income taxes		88.5	59.9		148.4

Income before equity in net income of consolidated subsidiaries		167.7	129.4	–	297.1

Equity in net income of consolidated subsidiaries	$297.1	–	–	(297.1)	–

Net income	$297.1	$167.7	$129.4	$(297.1)	$297.1

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents		$17.5	$128.3		$145.8

Accounts receivable, net	$.3	520.6	510.6		1,031.5

Inventories		349.0	394.8		743.8

Other current assets		181.5	54.9		236.4

Total current assets	.3	1,068.6	1,088.6		2,157.5

Facilities, net		550.7	811.9		1,362.6

Goodwill, net		131.4	840.2		971.6

Investment in subsidiaries	791.1	–	–	$(791.1)	–

Other assets		558.3	169.7		728.0

Total assets	$791.4	$2,309.0	$2,910.4	$(791.1)	$5,219.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Loans payable to banks		$18.0	$67.7		$85.7

Current maturities of long-term debt		3.1	1.4		4.5

Other current liabilities		1,050.5	727.6		1,778.1

Total current liabilities		1,071.6	796.7		1,868.3

Long-term debt		1,946.2	58.6		2,004.8

Reserve for postretirement benefits		258.8	230.2		489.0

Intercompany accounts, net	$632.0	145.6	(777.6)		–

Other long-term liabilities		401.4	296.8		698.2

Total liabilities	632.0	3,823.6	604.7	$–	5,060.3

Total shareholders’ (deficit) equity	159.4	(1,514.6)	2,305.7	(791.1)	159.4

Total liabilities and shareholders’ equity	$791.4	$2,309.0	$2,910.4	$(791.1)	$5,219.7

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$297.1	$167.7	$129.4	$(297.1)	$297.1

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		64.0	91.2		155.2

Non-cash stock compensation		40.9			40.9

German tax settlement paid			(55.0)		(55.0)

Job elimination expenses paid		(17.8)	(8.6)		(26.4)

Restructuring charges paid		(2.2)	(1.9)		(4.1)

Equity in net income of subsidiaries	(297.1)			297.1	–

Changes in assets and liabilities:

Accounts receivable	.3	(25.7)	(77.9)		(103.3)

Inventories		(38.5)	(36.9)		(75.4)

Accounts payable			16.6		16.6

Other accrued liabilities and taxes		186.7	(69.0)		117.7

Other assets		(104.7)	28.3		(76.4)

Other long-term liabilities		57.5	2.7		60.2

Net cash provided (used) by operating activities before proceeds from initial sale of receivables	.3	327.9	18.9	–	347.1

Proceeds from initial sale of receivables, net		(100.7)	182.1		81.4

Net cash provided (used) by operating activities	.3	227.2	201.0	–	428.5

Investing activities:

Purchase of property, plant and equipment		(37.9)	(53.2)		(91.1)

Investments in affiliated companies and other businesses		(22.0)			(22.0)

Investments in computer software		(16.4)	(13.9)		(30.3)

Proceeds from dissolution of partnership		25.8			25.8

Other		3.0	10.6		13.6

Net cash used by investing activities	–	(47.5)	(56.5)	–	(104.0)

Financing activities:

Repayments of long-term debt		(38.6)	(1.2)		(39.8)

Net change in revolving credit facilities		(217.5)	50.3		(167.2)

Net change in other short-term debt		17.9	6.9		24.8

Purchases of treasury stock	(135.7)				(135.7)

Net change in intercompany accounts	78.4	72.9	(151.3)		–

Proceeds from exercise of stock options	51.4				51.4

Other	5.6				5.6

Net cash provided (used) by financing activities	(.3)	(165.3)	(95.3)	–	(260.9)

Effect of exchange rate changes on cash and cash equivalents			.1		.1

Net increase (decrease) in cash and cash equivalents	–	14.4	49.3	–	63.7

Cash and cash equivalents at beginning of period	–	3.1	79.0	–	82.1

Cash and cash equivalents at end of period	$–	$17.5	$128.3	$–	$145.8

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,113.8	$835.3	$(64.1)	$1,885.0

Costs and expenses:

Cost of sales		849.7	630.2	(64.1)	1,415.8

Selling and administrative expenses		151.9	129.9		281.8

Other (income) expense		(4.5)	6.2		1.7

Interest expense		35.1	6.6		41.7

Intercompany interest expense (income)		3.9	(3.9)		–

Total expenses		1,036.1	769.0	(64.1)	1,741.0

Income before income taxes and equity in net income of consolidated subsidiaries		77.7	66.3	–	144.0

Income taxes		29.5	24.5		54.0

Income before equity in net income of consolidated subsidiaries		48.2	41.8	–	90.0

Equity in net income of consolidated subsidiaries	$90.0	–	–	$(90.0)	–

Net income	$90.0	$48.2	$41.8	$(90.0)	$90.0

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$3,341.0	$2,551.4	$(177.3)	$5,715.1

Costs and expenses:

Cost of sales		2,526.3	1,920.9	(177.3)	4,269.9

Selling and administrative expenses		475.5	393.2		868.7

Other (income) expense		(17.5)	21.4		3.9

Interest expense		107.3	25.7		133.0

Intercompany interest expense (income)		15.7	(15.7)		–

Total expenses		3,107.3	2,345.5	(177.3)	5,275.5

Income before income taxes and equity in net income of consolidated subsidiaries		233.7	205.9	–	439.6

Income taxes		89.0	75.9		164.9

Income before equity in net income of consolidated subsidiaries		144.7	130.0	–	274.7

Equity in net income of consolidated subsidiaries	$274.7	–	–	(274.7)	–

Net income	$274.7	$144.7	$130.0	$(274.7)	$274.7

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

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:

Operating activities:

Net income	$274.7	$144.7	$130.0	$(274.7)	$274.7

Adjustments to reconcile net income to net cash provided (used) by operations:

Depreciation and amortization		74.7	94.9		169.6

Non-cash stock compensation		46.6			46.6

Restructuring charges paid		(3.7)	(21.4)		(25.1)

Equity in net income of subsidiaries	(274.7)			274.7	–

Changes in assets and liabilities:

Accounts receivable	1.2	(35.3)	(91.8)		(125.9)

Inventories		(21.8)	(71.7)		(93.5)

Accounts payable		(6.0)	(13.3)		(19.3)

Other accrued liabilities and taxes		18.2	49.4		67.6

Other assets	(.9)	(97.8)	36.7		(62.0)

Other long-term liabilities		14.2	35.1		49.3

Net cash provided by operating activities	.3	133.8	147.9	–	282.0

Investing activities:

Purchase of property, plant and equipment		(53.7)	(50.7)		(104.4)

Investments in affiliated companies and other businesses		(.4)	(30.5)		(30.9)

Investments in computer software		(20.6)	(21.1)		(41.7)

Other		21.5	15.1		36.6

Net cash used by investing activities	–	(53.2)	(87.2)	–	(140.4)

Financing activities:

Repayments of long-term debt		(1.3)	(2.2)		(3.5)

Net change in revolving credit facilities		328.3	(410.9)		(82.6)

Net change in other short-term debt			(6.8)		(6.8)

Purchases of treasury stock	(92.1)				(92.1)

Net change in intercompany accounts	37.6	(414.1)	376.5		–

Proceeds from exercise of stock options	83.9				83.9

Purchase of warrants	(35.3)				(35.3)

Other	5.5				5.5

Net cash provided (used) by financing activities	(.4)	(87.1)	(43.4)	–	(130.9)

Effect of exchange rate changes on cash and cash equivalents			(.8)		(.8)

Net increase (decrease) in cash and cash equivalents	(.1)	(6.5)	16.5	–	9.9

Cash and cash equivalents at beginning of period	.1	18.9	66.4	–	85.4

Cash and cash equivalents at end of period	$–	$12.4	$82.9	$–	$95.3

Note 11. Commitments and Contingencies

         The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of numerous sites, including certain facilities in the process of being closed. In those instances where it is probable as a result of such proceedings that the Company will incur costs that can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a material adverse effect on its consolidated financial position, cash flows or operational results.

         Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and brake shoes. The Company has ample insurance coverage and has never received an unfavorable court judgment.

         As of September 30, 2002, the Company has presented both its estimated liability for asbestos claims and its probable recovery from insurance carriers for such claims separately on its balance sheet. Previously, the Company “netted” estimated liability and probable insurance recovery. While the estimated liability and probable recovery amounts have not changed materially, they each are presented as $67 million higher than the amount reflected in the December 31, 2001, balance sheet. This change in presentation had no effect on total net assets.

         The recorded liability represents obligations that are probable and can be reasonably estimated at September 30, 2002. The receivable represents the probable recovery from insurance carriers. The amount of the recorded liability is based on the Company’s assessment of current claims, the status of ongoing litigation, defense strategies, settlement initiatives and past experience. The Company’s analysis of insurance coverage includes the insurers’ financial strength, the insurance payments made to date, stated deductibles and the advice of insurance coverage counsel. The Company has substantial insurance coverage for future claims that may have been incurred but not yet reported. The Company believes that no material net loss has been incurred in excess of the amounts recorded.

         The Company has commitments and performance guarantees, including energy savings guarantees, under long-term service and maintenance contracts related to its air conditioning equipment and systems controls. Through 2001, the Company has not experienced any losses related to performance guarantees.

Note 12. Segment Data

Summary Segment and Income Data
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales:

Air Conditioning Systems and Services	$1,289	$1,208	$3,649	$3,620

Bath and Kitchen	510	453	1,491	1,373

Vehicle Control Systems	271	224	779	722

	$2,070	$1,885	$5,919	$5,715

Segment income:

Air Conditioning Systems and Services	$170	$153	$435	$447

Bath and Kitchen	37	43	119	122

Vehicle Control Systems	30	27	102	107

	237	223	656	676

Equity in net income of unconsolidated joint ventures	8	3	20	14

	245	226	676	690

Interest expense	32	42	98	133

Corporate and other expenses	42	40	133	117

Income from continuing operations before income taxes	$171	$144	$445	$440

         The Bath and Kitchen segment, previously known as Plumbing Products, was renamed in the third quarter of 2002. For a comparative analysis of each line item in this Summary Segment and Income Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Third Quarter and First Nine Months of 2002 Compared with the Third Quarter and First Nine Months of 2001

         The Company’s sales in the third quarter of 2002 were a third-quarter record $2,070 million, an increase of $185 million, or 10% (8% excluding favorable foreign exchange effects), from $1,885 million in the third quarter of 2001. Sales increased 7% for Air Conditioning Systems and Services, 13% for Bath and Kitchen and 21% for Vehicle Control Systems.

         Segment income for the third quarter of 2002 was $237 million, an increase of $14 million, or 6% (5% excluding favorable foreign exchange effects), from $223 million in the third quarter of 2001. Segment income increased 11% for Air Conditioning Systems and Services and 11% for Vehicle Control Systems, but decreased 14% for Bath and Kitchen. Effective January 2002, the Company adopted the new accounting standard that, among other things, eliminated the amortization of goodwill. This change increased segment income in the third quarter of 2002 by approximately $8 million — $2 million for Air Conditioning Systems and Services, $4 million for Bath and Kitchen and $2 million for Vehicle Control Systems. Segment income for the third quarter of 2002 would have increased by 3% if reported segment income for the third quarter of 2001 were similarly adjusted to eliminate goodwill amortization. See Note 6 of Notes to Financial Statements for a comparative summary of the effects of this accounting change on net income and net income per share for the third quarter and first nine months of 2002 and 2001.

         Sales for the first nine months of 2002 were $5,919 million, an increase of $204 million, or 4% (3% excluding favorable foreign exchange effects), from $5,715 million in the first nine months of 2001. Sales increased 1% for Air Conditioning Systems and Services, 9% for Bath and Kitchen and 8% for Vehicle Control Systems. Segment income was $656 million for the first nine months of 2002, a decrease of 3% (4% excluding favorable foreign exchange effects), compared with $676 million in the first nine months of 2001. Segment income decreased 3% for Air Conditioning Systems and Services, 2% for Bath and Kitchen and 5% for Vehicle Control Systems. Segment income for the first nine months of 2002 would have decreased by 6% if reported segment income for the first nine months of 2001 were similarly adjusted to eliminate goodwill amortization.

         Sales for Air Conditioning Systems and Services were $1,289 million for the third quarter of 2002, an increase of 7% (6% excluding favorable foreign exchange effects) from $1,208 million for the third quarter of 2001 due to higher volume in all product lines except commercial equipment. This gain was led by residential air conditioning sales in the U.S., which increased 27%, and commercial parts, services and solutions sales, which increased 15%, partly offset by a decrease in commercial equipment sales which declined 6%. For residential air conditioning, strong demand for replacement units and warmer-than-normal weather combined to lift the market, we believe, an estimated 14%. In addition, the furnace market was up an estimated 6%. Residential sales also benefited from our strong position in the premium, high-efficiency market and low inventories industry-wide, which ended the quarter at 10-year lows. Sales of new higher-efficiency models increased substantially. Our market share for residential products increased 2 percentage points year over year, aided by second quarter unfulfilled demand, the successful introduction of our new products and growth in the marketing arrangement with Home Depot through which certain central residential heating and air conditioning systems are offered. Sales of parts, services and solutions continued to grow and were aided by a small benefit from the acquisition of a sales office in the first quarter of 2002. Commercial equipment sales, which account for about half of the air conditioning segment sales, continued to feel the effects of a difficult economic environment, and were down 6% in the quarter, a smaller decline than in the second quarter of the year. Commercial unitary equipment sales decreased 12% and commercial applied equipment sales were flat. Our share remained stable in these commercial markets which remain weak and price competitive. We believe non-residential building construction in the U.S. declined 13% in the third quarter of 2002, following a 7% drop in the second quarter and a 14% drop in the first quarter. In North America, school and health care markets continued to show strength while manufacturing and office building markets are severely depressed. Sales outside the U.S., which are substantially commercial, increased 6% overall (in local currencies), reflecting strong growth in China offset by softness in Europe. Sales in the Middle East increased modestly, while Latin America sales were down slightly due to continued economic weakness. Sales for Air Conditioning Systems and Services for the first nine months of 2002 increased 1% (with little effect from foreign exchange) to $3,649 million from $3,620 million in the first nine months of 2001, essentially for the same reasons cited for the third quarter increase.

         Segment income for Air Conditioning Systems and Services increased 11% (10% excluding foreign exchange effects) to $170 million in the third quarter of 2002 from $153 million in the third quarter of 2001, as margins increased from 12.7% to 13.2%. This increase was primarily attributable to volume growth in the residential business and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins. Those gains were offset partly by price and mix declines for the commercial business. The positive impact of materials management and Six Sigma productivity initiatives more than offset cost escalations and investments in new product initiatives. The 2002 quarter also benefited from the lack of goodwill amortization compared with the year-earlier quarter. If goodwill amortization were also excluded from the third quarter of 2001, segment income would have increased by 10% (with little effect from foreign exchange). Segment income for the first nine months of 2002 decreased 3% (4% excluding the favorable effects of foreign exchange and goodwill amortization from 2001) to $435 million from $447 million in the first nine months of 2001, as decreases in the first half of the year exceeded the third quarter gains described above.

         Sales for Bath and Kitchen (previously known as Plumbing Products) increased 13% (9% excluding favorable foreign exchange effects) to $510 million in the third quarter of 2002 from $453 million in the third quarter of 2001. The increase was the result of gains in the Americas, Europe and Asia. Sales in the Americas increased 13% (14% in local currencies), which followed a 15% increase in the second quarter, led by strong growth in North America from continued strong demand in replacement and home improvement markets. Sales benefited from the rollout of an expanded Whirlpool tub program at Home Depot stores and growth in sales to Lowe’s home improvement stores. In Europe, sales were up 12% (2% excluding favorable foreign exchange effects) as we were able to gain market share in a difficult economic environment. Sales also benefited from three small fittings businesses acquired in 2001. In Asia, sales increased 16% (23% in local currencies), off a small but growing base. Sales of Bath and Kitchen for the first nine months of 2002 increased 9% (8% excluding favorable foreign exchange effects) to $1,491 million from $1,373 million in the first nine months of 2001. The increase was due principally to the same factors affecting third quarter sales.

         Segment income of Bath and Kitchen for the third quarter of 2002 was $37 million, a decrease of 14% (19% excluding favorable foreign exchange effects) from $43 million for the 2001 third quarter. Margins decreased to 7.3% in the third quarter of 2002 from 9.5% in the third quarter of 2001. The decrease in segment income is attributable primarily to the operational issues identified in the second quarter of this year in a U.S. plant and its associated distribution centers, as well as at a plant in France. Although we had modest improvement in those areas, we believe significant improvement will not be achieved until after the end of the year. We continued to decrease costs and improve productivity through materials management and Six Sigma initiatives which offset cost escalations and several small, one-time costs. We also continue to make investments in new marketing programs and new product suites which are being funded by the sales growth they have generated. Segment income was down in the Americas and Europe, and essentially flat in Asia. Segment income in the quarter also benefited from the lack of goodwill amortization. If goodwill amortization were excluded from the third quarter of 2001, segment income would have been down 21% (24% excluding favorable foreign exchange effects). Segment income for the first nine months of 2002 decreased 2% (12% excluding favorable foreign exchange effects and goodwill amortization from 2001) to $119 million from $122 million in the first nine months of 2001. The decrease resulted primarily for the same reasons as those responsible for the third quarter decrease, moderated by somewhat better first-half results.

         Sales of Vehicle Control Systems for the third quarter of 2002 were $271 million, an increase of 21% (12% excluding favorable foreign exchange effects) from $224 million in the third quarter of 2001 primarily because of a significant increase in sales from Europe to our North American marketing joint venture. The North American truck market experienced 27% growth as U.S. customers actively purchased vehicles before the change in diesel engine emissions regulations affecting trucks manufactured after October 1, 2002. Sales in Europe, our largest market, grew 8% in local currencies (excluding sales to the North American marketing joint venture), primarily as a result of higher content per vehicle. This was achieved despite a decrease in unit volumes of truck and bus production in Western Europe of 5% in the third quarter following a 4% decline in the second quarter of 2002. Sales increased 22% (19% in local currencies) in Asia and fell 21% (3% in local currencies) in Latin America. Our sales continue to outperform the heavy vehicle manufacturing markets through sales of our new control systems, new applications with existing customers, geographic expansion and market penetration. Sales of Vehicle Control Systems for the first nine months of 2002 increased 8% (6% excluding foreign exchange effects) to $779 million from $722 million in the first nine months of 2001, primarily for the reasons cited for the third quarter increase.

         Segment income for Vehicle Control Systems for the third quarter of 2002 increased 11% (6% excluding favorable foreign exchange effects) to $30 million from $27 million in the third quarter of 2001. Segment income in the quarter benefited from the lack of goodwill amortization. If goodwill amortization were excluded from the third quarter of 2001, segment income would have decreased 3% in local currencies. The decline in local currencies primarily reflected lower pricing and higher warranty expense which more than offset volume increases. Margins declined from 12.1% in the third quarter of 2001 to 11.1% in the third quarter of 2002. Productivity improvements from Six Sigma and materials management initiatives overcame other cost escalations. Segment income for Vehicle Control Systems for the first nine months of 2002 was $102 million, a decrease of 5% (12% excluding favorable foreign exchange effects and goodwill amortization from 2001) from $107 million in the first nine months of 2001, principally for the same reasons cited for the third quarter decrease.

Other Summary Segment and Income Data Items

         Equity in net income of unconsolidated joint ventures was $8 million in the third quarter of 2002, compared with $3 million in the year-earlier quarter, and was $20 million in the first nine months of 2002 compared with $14 million in the first nine months of 2001. These gains resulted from increased income in the Alliance Compressor joint venture in the U.S., the Vehicle Controls joint venture in India and the Meritor/WABCO marketing joint venture in the U.S. Equity in net income of unconsolidated joint ventures is included in Other (income) expense in the Statement of Income on page 2.

         Interest expense decreased by $10 million in the third quarter of 2002 and by $35 million in the first nine months of 2002 compared with the year-earlier periods, because of lower average debt balances and lower average interest rates. Corporate and other expenses in the third quarter of 2002 increased $2 million compared with last year’s third quarter and increased by $16 million for the first nine months of 2002 compared with the year-earlier nine months, primarily reflecting higher pension, medical and insurance costs. Corporate and other expenses shown in the Summary Segment and Income Data table in Note 12 of Notes to Financial Statements primarily include some of the expenses classified as selling and administrative expenses in the Statement of Income on page 2. They also include certain items of Other (income) expense in the Statement of Income. Most of the items in Other (income) expense are included in segment income and period-to-period changes in its components are explained in the relevant segment income paragraphs above, by the comments in this paragraph on corporate expenses, or in the preceding paragraph on equity in net income of unconsolidated joint ventures.

         The income tax provision for the third quarter of 2002 was $57 million and for the first nine months of 2001 was $148 million, or 33.3% of pre-tax income for both periods, compared with provisions of $54 million and $165 million, or 37.5% of pre-tax income in the comparable periods of 2001. The effective income tax rate is lower in 2001 primarily because of various tax planning initiatives.

         Net income for the third quarter of 2002 increased 27% to $114 million from $90 million in the like period of 2001, and net income per diluted share increased 26% to $1.55 from $1.23 per diluted share in 2001. For the first nine months of 2002, net income increased 8% to $297 million and net income per diluted share increased 7% to $4.04.

Liquidity and Capital Resources

         Net cash provided by operating activities, excluding net proceeds from the initial sales of receivables and after cash interest paid of $95 million, was $347 million for the first nine months of 2002. This compared with net cash provided of $282 million after cash interest paid of $132 million for the first nine months of 2001. Net proceeds from the initial sale of receivables under a new financing arrangement in Europe in the first half of 2002, less a decrease in receivables sold under a new financing arrangement in the U.S. in the third quarter of the year added $81 million to total cash provided by operating activities in 2002 (see Note 7 of Notes to Financial Statements). Other factors contributing to the increase were higher net income and lower net working capital usage, partly offset by a $55 million payment as part of the German tax settlement, a $50 million contribution to the Company’s U.S. pension plan and payments of job elimination costs accrued in the fourth quarter of 2001.

         In investing activities, the Company made capital expenditures of $113 million for the first nine months of 2002, including $22 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $135 million in the first nine months of 2001, including $31 million of investments in affiliated companies and other businesses. The Company also invested $30 million in computer software in the first nine months of 2002, compared with $42 million in the 2001 period, and received a return of invested capital and accumulated earnings of $26 million from the dissolution of the U.S. receivables financing joint venture. The 2001 period included proceeds of $27 million from sale and leaseback transactions.

         Most of the excess of cash provided by operating activities over cash used for investing activities in the first nine months of 2002 was used to fund financing activities of $261 million, primarily net debt repayments of $182 million and the purchase of treasury stock of $136 million, partly offset by proceeds realized from the exercise of stock options of $51 million. The Company purchased 2.0 million shares of the Company’s common stock pursuant to the Company’s share repurchase program. The net effect of all operating, investing and financing activities for the first nine months of 2002 was an increase in cash and cash equivalents of $64 million. This compares with financing activities of $131 million in the first nine months of 2001, including net debt repayments of $93 million and purchases of 1.5 million shares of treasury stock for $92 million, offset by proceeds realized from the exercise of stock options of $84 million. In 2001 the Company also bought back warrants for the purchase of 3 million shares of the Company’s common stock held by Kelso ASI Partners, L. P. for $35 million.

         On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million was funded with lower-cost borrowings under the Company’s bank credit agreements.

         On November 6, 2001, the Company entered into two bank credit agreements. The agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.3 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day, $300 million U.S. dollar facility with an expiration date of November 5, 2002, with an option to renew for an additional 364 days. The 364-day facility was renewed in the amount of $150 million until November 4, 2003, and debt outstanding thereunder was classified as long-term debt in the balance sheet as of September 30, 2002, because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility.

         The credit agreements contain various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreements.

         At September 30, 2002, the Company had borrowings of $626 million outstanding under its bank credit agreements. There was $580 million available under those agreements after reduction for borrowings and for $94 million of letters of credit usage. The Company’s foreign subsidiaries had $137 million available at September 30, 2002, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company’s operations in China have $16 million available under bank credit facilities after reduction for letters of credit usage of $7 million.

         The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 (the “1998 Shelf Registration”) will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

         The Company’s 7 1/8% Senior Notes due February 15, 2003, have been classified as long-term debt as of September 30, 2002 because the Company has the ability and the intent to refinance them with borrowings under the five-year facility or 1998 Shelf Registration.

         As described in Note 4 of Notes to Financial Statements in Part I of this Form 10-Q, in January 2002 the Company settled all issues of its proceedings with German tax authorities for the years 1984 through 1994 for a cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had provided adequate reserves for all issues, the settlement had no impact on results of operations.

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

         To reduce its borrowing cost, during the first nine months of 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. See Note 7 of Notes to Financial Statements. As part of these facilities, the Company formed wholly-owned, special purpose subsidiaries (the “SPEs”) for the sole purpose of buying and selling receivables generated by the Company. Under these facilities, the Company, irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs which in turn, sell them, or interests therein, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company, American Standard Inc., or any other entity. The Company retains a subordinated interest in the receivables sold of approximately 10% to 15% in Europe and 40% in the U.S. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third party investors. Advances from the conduits to the SPEs are limited to approximately $425 million

(€250 million, or approximately $250 million at current exchange rates under the European facility, and $175 million under the U.S. facility). These facilities are for three years, subject to annual renewals and for the European facility, the maintenance of specified debt rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company’s retained interest is recorded at fair value in other current assets in the Company’s Consolidated Balance Sheet. Losses are recognized when the receivables are sold to the extent that the cash and value of the retained interest is less than the net book value of the receivables sold. Those losses amounted to $5.7 million for the nine months ended September 30, 2002, and were recorded in other expenses in the Statement of Income.

         In addition, on August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The proceeds from the initial sale of receivables under the new European and U.S. arrangements, net of the effect of termination of previously existing arrangements, resulted in an increase in cash flows of $81 million for the nine months ended September 30, 2002.

Disclosure Regarding Forward Looking Statements

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the “Notes to Financial Statements” under the headings “Restructuring and Asset Impairment Charges,” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen markets and the level of truck and bus production in the Company’s Vehicle Control Systems markets;

•	the ability of the Company to implement its restructuring programs as planned;

•	the extent to which the Company will be able to realize the estimated savings from the salaried workforce reduction, and from Materials Management and Six Sigma initiatives;

•	the timing of completion and success in the start-up of new production facilities;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of steel necessary to avoid disruptions of operations at pricing levels which will not have an unduly adverse effect on results of operations;

•	increased difficulties in obtaining a consistent supply of other basic materials like aluminum, copper, clays, electronics and natural gas at stable pricing levels;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the ability of the Company to effectively and timely implement remedial programs to overcome operational issues in Bath and Kitchen’s U.S. and French operations;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s products or potential products;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2002;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	the extent of and the costs at which the Company effects repurchases of its common stock; and

•	the extent to which the Company reduces outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There were no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures.

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million in respect of claims of wrongful termination of a distributorship agreement. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of Haynes’ initial claims.

         For a discussion of other commitments and contingencies, see Note 11 of Notes to Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

         (b)  Reports on Form 8-K.

On August 9, 2002, the Company filed a Current Report on Form 8-K reporting that Frederic M. Poses, principal executive officer, and G. Peter D’Aloia, principal financial officer, of the Company had submitted sworn statements to the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

On August 29, 2002, the Company filed a Current Report on Form 8-K reporting that on August 28, 2002, the U.S. Court of Appeals for the 10th Circuit ruled in favor of the Company and reversed a 1999 jury award of $18 million in a suit alleging wrongful termination of a distribution agreement, reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of claimant’s initial claims.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

November 14, 2002	/s/ Richard S. Paradise

Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Frederic M. Poses, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of American Standard Companies Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ Frederic M. Poses Frederic M. Poses Chief Executive Officer

I, G. Peter D’Aloia, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of American Standard Companies Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ G. Peter D’Aloia G. Peter D’Aloia Sr. Vice President and Chief Financial Officer

AMERICAN STANDARD COMPANIES INC.
INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description

(10)(i)	First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement dated as of November 6, 2001 among American Standard Companies Inc., American Standard Inc., American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and; the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J.P. Morgan Europe Limited, as London Agent and as Belgian Agent.

(10)(ii)	Amendment and Restatement Agreement dated as of November 5, 2002, in respect of the 364-Day Credit Agreement, among American Standard Companies Inc., American Standard Inc., American Standard International Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Swingline Lender; Bank of America, N.A., Citibank, N.A. and Lloyds TSB Bank PLC as Syndication Agents; ABN AMRO Bank N.V., Barclays Bank PLC, and Societe Generale, as Co-Syndication Agents; and J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner.

(12)	Ratio of Earnings to Fixed Charges

(99.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002