Form 10-K
period 2002-12-31
AMERICAN STANDARD COMPANIES INC
filed 2003-03-14
CIK 836102

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal year ended December 31, 2002
☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 1-11415

AMERICAN STANDARD COMPANIES INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3465896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey	08855-6820
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (732) 980-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (and associated Common Stock Rights)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2002 was approximately $5.4 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on February 28, 2003: Common Stock, $.01 par value, 71,948,093 shares.

Documents incorporated by reference:

Document (Portions only)	Part of the Form 10-K into which document is incorporated.
Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders to be held on May 1, 2003	Part III

PART I

ITEM 1.    BUSINESS

        American Standard Companies Inc. is a global, diversified manufacturer of high-quality, brand-name products in three major product groups: air conditioning systems and services (61% of 2002 sales); bathroom and kitchen fixtures and fittings (26% of 2002 sales); and vehicle control systems for heavy and medium-sized trucks, trailers, buses, luxury cars and sport utility vehicles (13% of 2002 sales). American Standard is one of the largest providers of products in each of its three major business segments. The Company's brand names include TRANE® and AMERICAN STANDARD® for air conditioning systems and services, AMERICAN STANDARD®, IDEAL STANDARD®, STANDARD®, PORCHER®, JADO®, ARMITAGE SHANKS®, DOLOMITE®, MELOH®, VENLO®, VENESTA®, SOTTINI® and BORMA® for bath and kitchen products, and WABCO® for vehicle control systems.

        American Standard Companies Inc. (the "Company") is a Delaware corporation formed in 1988 to acquire all the outstanding common stock of American Standard Inc., a Delaware corporation ("American Standard Inc.") incorporated in 1929. In 1999 the Company completed an internal reorganization in which American Standard Inc. transferred ownership of essentially all its non-U.S. subsidiaries and their intellectual property rights to another wholly-owned subsidiary of the Company, American Standard International Inc., a Delaware corporation ("ASII"). "American Standard" or the "Company" refers to the Company, or to the Company and American Standard Inc. or ASII, including their subsidiaries, as the context requires.

Overview of Business Segments

        American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

        Air Conditioning Systems and Services ("Air Conditioning").    American Standard is a leading U.S. designer and producer of air conditioning systems and equipment for both domestic and export sales. It also provides control systems, aftermarket service and parts for its products, and performance contracting for the installation and maintenance of heating, ventilation and air conditioning systems. American Standard also manufactures air conditioning systems outside the U.S. Sales to the commercial and residential markets accounted for approximately 74% and 26%, respectively, of Air Conditioning's total sales in 2002. Approximately 60% of Air Conditioning's sales in 2002 were in the replacement, renovation and repair markets. Air Conditioning derived 77% of its 2002 sales in the U.S. and 23% outside. Management believes Air Conditioning is well positioned for growth because of its high-quality, energy-efficient, strong brand-name products; significant existing market presence; the introduction of new products, services and features such as electronic controls; its broad distribution network; conversion to products utilizing refrigerants that meet current or future environmental standards, and expansion of operations throughout the world. Systems capabilities, coupled with equipment, service and parts have allowed Air Conditioning to be active in the growing performance-contracting business as a comfort systems solution provider. In addition, in 2001 the Company entered into an alliance with Daikin, a leading Japanese commercial air conditioning manufacturer, to sell each other's complementary product lines.

        Bath and Kitchen.    The Bath and Kitchen segment, previously known as Plumbing Products, was renamed in 2002 to reflect the new strategic approach of focusing on total customer needs rather than on specific product sales. American Standard is a leading producer of bathroom and kitchen fixtures and fittings in Europe, the U.S. and many countries in Latin America and Asia. Its products are marketed through retail and wholesale sales channels for residential and commercial markets. Of Bath and Kitchen's 2002 sales, 62% were outside the U.S. and 38% within. Management believes Bath and Kitchen is well positioned for growth because of its strong brands, new products and designs, low-cost manufacturing capability, global distribution and logistics capabilities, and focus on its "total bathroom" concept. The total bathroom concept encompasses providing customers with integrated suites of products, including sinks, toilets, faucets, tubs, showers, bathroom furniture and accessories.

        Vehicle Control Systems.    Vehicle Control Systems ("WABCO") is a leading manufacturer of braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems. These include antilock and electronic braking systems ("ABS" and "EBS," respectively), and automated transmission controls and suspension control systems, marketed under the WABCO® name for heavy and medium-size trucks, trailers, and buses. WABCO also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles-a growing market. WABCO supplies vehicle manufacturers such as DaimlerChrysler (Mercedes and Freightliner), Volvo (Volvo and RVI), Iveco (Fiat), Scania, PACCAR, Hino, Nissan, Rover and GMC. Management believes that WABCO benefits from its strong market positions in Europe, North America and Brazil and its growing position in Asia. Management also believes WABCO's products are well positioned for growth because of increasing demand for ABS and EBS; sophisticated electronic control systems for automated transmissions; air suspension systems and stability control systems; and automatic climate control and door control systems. WABCO has a strong reputation for technological innovation and is a leading systems development partner with several major vehicle manufacturers.

Company Goals

        American Standard has adopted performance initiatives focused on three areas:

    •
    Sales growth, including:
    •
    Expanding marketing efforts,
    •
    Building brand awareness and differentiation,
    •
    Introducing new products and services, and
    •
    Geographic expansion.

    •
    Margin improvement through:
    •
    Materials Management programs, and
    •
    Six Sigma and other productivity-enhancing actions.

    •
    Financial initiatives, including:
    •
    Effective tax rate reduction,
    •
    Debt reduction, and
    •
    Improved asset utilization and return on capital.

        These initiatives are focused on accomplishing three major performance goals:

    •
    Deliver premier customer service,
    •
    Drive operational excellence, and
    •
    Meet financial objectives.

  Premier Customer Service

        American Standard accomplishes its goal of delivering premier customer service by identifying and meeting customer needs with:

    •
    Superior solutions through high-quality products and services,
    •
    Industry-leading order-to-delivery cycle times,
    •
    A global presence to serve global customers,
    •
    Technological leadership and product innovation to meet changing customer needs, and
    •
    An efficient and flexible distribution system.

  Operational Excellence

        Operational performance has been and will continue to be enhanced through Materials Management, the use of Six Sigma techniques, and safety initiatives to:

    •
    Improve design processes,
    •
    Improve manufacturing processes,
    •
    Reduce unit costs, and
    •
    Improve workplace safety,

        resulting in:

    •
    Increased productive capacity,
    •
    Improved quality,
    •
    Improved speed to market, and
    •
    Reduced frequency and severity of accidents.

  Materials Management

        The Materials Management initiative is centered on leveraging collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve supplier logistics. Materials Management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in reduced costs and improved quality. It is also intended to identify opportunities to substitute higher-cost materials with lower-cost items, without compromising quality, durability and safety. With material costs exceeding 50% of total costs, management believes that improvements realized through Materials Management could result in substantial savings.

        In 2000 and 2001, the Materials Management initiative focused on hiring experienced people, establishing processes and training. In 2002 the focus was on implementation. Management adopted challenging goals for continuous performance improvement. Benefits from this program were approximately $30 million in 2000, $60 million in 2001 and $105 million in 2002. The Company expects increased savings in 2003.

  Six Sigma

        Six Sigma is a structured approach to achieving significant productivity improvements in business processes through data-based decisions. Originally introduced to American Standard in 2000, more than 6,500 employees have been trained in Six Sigma tools that have contributed nearly $100 million in productivity gains. During this initial growth phase, productivity gains have nearly doubled each year.

        Following the example of other successful Six Sigma companies, the initial focus was on manufacturing functions. Productivity gains were primarily achieved through the reduction of process variation. These early successes created acceptance that led to the creation of a Six Sigma Fundamentals training course. The course is designed to expose our entire organization to Six Sigma tools and create an environment of empowerment in which each individual believes they can make a contribution and "raise the standard." Six Sigma Fundamentals is being expanded to introduce more than 50% of our employees to Six Sigma and to have more than 25% of our employees complete at least one productivity project in 2003. By 2004, we expect to have trained the entire organization in Six Sigma Fundamentals and to have created an expectation that each American Standard employee contributes to a productivity project annually.

        We continue to develop and deploy technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) through aggressive training and project deployment programs. By the end of 2002, we had 23 Master Black Belts, 392 Black Belts and 2,139 Green Belts who were certified or in training. Today, we are broadening the Six Sigma approach to cover functions beyond manufacturing. We have recently provided specific Six Sigma training in safety, Materials Management, transactional analysis and design and deployment of new products. Six Sigma tools for lean manufacturing, sales/marketing and maintenance are in the planning stages. Following this path, we are expanding our productivity improvement focus beyond manufacturing process variation to supply chain coordination, eliminating non-value-added transactional steps, more effective new-product introductions, inventory management, sales growth and improving equipment uptime.

  Financial Objectives

        The Company sets annual financial performance objectives for sales growth, operating margin improvements, earnings per share growth and cash flow generation. The programs discussed above associated with achieving premier customer service and driving operational excellence are key to achieving these goals. In addition, the Company has established programs to:

    •
    Reduce the effective tax rate,
    •
    Reduce debt, and
    •
    Improve asset utilization and return on capital.

  Linkage of Goals with Incentive Compensation Plans

        Management has adopted incentive compensation plans that are directly linked to achievement of the Companywide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

Air Conditioning Systems and Services Segment

        American Standard's Air Conditioning Systems and Services products are marketed under the TRANE® and AMERICAN STANDARD® names. Trane has been a manufacturer and distributor of air conditioning systems since 1913. In 2002, Air Conditioning, with revenues of $4.744 billion, accounted for 61% of Company sales and 65% of segment income. Air Conditioning derived 23% of 2002 sales from outside the U.S. Approximately 60% of Air Conditioning's sales in 2002 were in the replacement, renovation and repair markets.

        Air Conditioning manufactures two general types of air conditioning systems. The first, called "unitary," is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool, heat, filter, humidify, dehumidify, and move air in a ducted system. The second, called "applied," is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Air Conditioning is one of the largest global manufacturers of both unitary and applied air conditioning systems.

        Air Conditioning competes in all of its markets on the basis of service to customers, product quality and reliability, technological leadership, energy efficiency and price/value.

        Product and marketing programs have been, and are being, developed to increase penetration in the growing replacement, renovation and repair businesses. Much of the equipment sold in the fast-growing air conditioning markets of the 1960s and 1970s has reached the end of its useful life. Also, equipment sold in the 1980's is likely to be replaced earlier than originally expected with higher-efficiency products developed to meet new efficiency standards and to capitalize on the availability of new refrigerants that meet current and future environmental standards.

        Many of the air conditioning systems manufactured by Air Conditioning utilize HCFCs, and in the past utilized CFCs as refrigerants. Various domestic and international laws and regulations, principally the 1990 Clean Air Act amendments and the Montreal Protocol, may require the eventual phase-out of the production of these refrigerants. Phase-in of substitute refrigerants necessitates replacement or modification of much of the air conditioning equipment already installed, which management believes created a significant, ongoing market opportunity. In order to ensure that Air Conditioning products will be compatible with the substitute refrigerants, Air Conditioning has been working closely with the manufacturers that are developing substitute refrigerants. Air Conditioning has also been active in supporting industrywide efforts to transition to these new refrigerants in an orderly and sensible fashion while giving consideration to key environmental issues such as ozone depletion and global warming (greenhouse gas effects). See "General—Regulations and Environmental Matters."

        Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of Air Conditioning's air conditioning systems. Air Conditioning is a leader in developing energy-efficient products that meet or exceed these standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures for air conditioning manufacturers to continue to offer energy-efficient product choices to the customer.

        The Company, Heatcraft Technologies Inc. (a subsidiary of Lennox International Inc.) and Copesub, Inc., (a subsidiary of Emerson Electric Co.) are partners in Alliance Compressors ("Alliance"), a joint venture that manufactures compressors for use in air conditioning and refrigeration equipment. The Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance develops, manufactures, markets and sells, primarily to the Company and Lennox, scroll compressors utilized mainly in residential central air conditioning applications. Alliance operates principally from a facility in Natchitoches, Louisiana.

        In November 2001, the Company entered an alliance with Daikin, a leading Japanese commercial air conditioning manufacturer, to sell each other's complementary product lines. Through the alliance, the Company and Daikin are able to provide their customers a complete line of heating, ventilation and air conditioning products, services and solutions for industrial, commercial and residential markets. Daikin has strong global market positions in ductless commercial air conditioners as well as in small chillers, which complement Air Conditioning's product lines. In 2002 a cross-sourcing arrangement was started in Europe, and we expect a series of other arrangements will be developed in 2003.

        As of December 31, 2002, Air Conditioning Systems and Services employed approximately 25,600 people and had 29 manufacturing plants in 9 countries.

        The Company's air conditioning segment is organized and managed as two operating divisions: Trane Commercial Systems ("TCS"), a global business, and Trane Residential Systems ("TRS"), a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, services and parts for commercial and large residential applications. TCS also distributes residential products outside North America. TRS manufactures primarily residential products, and distributes both commercial unitary and residential products in North America. TRS brings focus and emphasis to a separate North American distribution channel through which both commercial unitary and residential products are sold. Since TCS and TRS both sell residential and commercial unitary products, they are not organized on a purely product-line basis. Approximately 15% to 20% of TRS's sales are for commercial applications.

        Management discusses Air Conditioning's operations in Management's Discussion and Analysis of Financial Condition and Results of Operations as a single segment, and provides additional information about its principal product lines—commercial systems and services, and residential systems and services. Following is a description of Air Conditioning's operations by product line.

  Commercial Systems and Services

        Commercial systems and services ("commercial systems"), which accounted for 74% of Air Conditioning Systems and Services' 2002 sales, encompasses the manufacture, distribution and servicing of applied and commercial unitary air conditioning systems and parts throughout the world. The Company also provides performance contracting arrangements that guarantee energy savings. These products and services are for air conditioning applications in commercial, industrial, institutional and large residential buildings. Approximately 70% of commercial system sales are in the U.S. and 30% in international markets. Other major suppliers of commercial systems are Carrier, York and McQuay.

        In the U.S. and Canada, Air Conditioning markets its commercial systems, parts and services through 85 district sales and service offices, 48 of which are company-owned and 37 of which are franchised. In addition, some commercial unitary products are sold through independent wholesale distributors and dealer sales offices. Outside the U.S., Air Conditioning also has an extensive network of sales and service agencies, both company-owned and franchised, to sell products and provide maintenance, service and parts. Overall, the Company estimates that commercial equipment markets declined in excess of 10% in both 2001 and 2002.

        For commercial systems, Air Conditioning uses its considerable knowledge and expertise to provide completely for its customers' needs. Commercial systems provides equipment, controls, service, parts and performance contracting. During the last five years, Air Conditioning continued to introduce new applied products, broadening its line of high-efficiency centrifugal chillers, introducing new water-cooled series R chillers, expanding the air-cooled series R chiller line and introducing a new absorption chiller, a new water source heat pump and a new line of low-pressure air handlers. Sales of commercial systems that automatically control a building's performance, including energy consumption and air quality, continue to grow as a percentage of total sales with new product introductions such as Tracer Summit® and wireless thermostats. Systems capabilities, combined with equipment, service and parts have allowed Air Conditioning to be active in the performance-contracting business as a comfort systems solution provider with guaranteed energy savings in certain cases. One of the ways Air Conditioning provides complete solutions to customers' heating, ventilation and air conditioning needs is through its EarthWise™ custom-engineered systems. An EarthWise solution combines optimal design of the equipment, systems, software controls and long-term management. An EarthWise system addresses the customers' needs in providing safe, efficient heating and cooling at the lowest possible cost, both for the initial system and over its lifetime. New industrywide guidelines covering chiller efficiency were instituted in October 2001. Management believes that Air Conditioning's chiller efficiency will provide a competitive opportunity as these guidelines are adopted by all 50 states over the next few years.

        During the past five years Air Conditioning also successfully introduced several new commercial unitary products including: an ultra-high-efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; rooftop units with special features that appeal to national accounts; and a large rooftop line (27.5 tons to 50 tons). The commercial unitary business also concentrated on indoor air quality enhancements and new capabilities for existing products. For example, early in 2001, Air Conditioning introduced a new commercial unitary product named Precedent™ with capacities from 2 to 10 tons. Precedent provides improved indoor air quality and higher efficiency, is easier to configure, easier to install and less expensive to manufacture, having 20% fewer parts and being 30% smaller than the products it replaces.

  Residential Systems and Services

        Residential systems and services ("residential systems"), which accounted for 26% of Air Conditioning Systems and Services' 2002 sales, encompasses the manufacture, distribution and servicing of unitary air conditioning products and furnaces for residential applications, primarily in North America. Sales of residential systems have benefited significantly from the growth of the replacement market for residential unitary air conditioning systems in North America. The Company estimates that the overall residential air conditioning markets grew by 9% in 2002 and furnace markets grew by 5%, following small declines in 2001. Other major suppliers in the residential market are Carrier, York, Rheem, Lennox and Goodman Industries.

        Residential unitary products range from 1 to 5 tons and include air conditioners, heat pumps, air handlers, furnaces, coils and related controls and accessories. These products are sold through independent wholesale distributors and Company-owned sales offices with over 340 stocking locations to dealers and contractors who sell and install the equipment. Residential products are also well positioned in the retail sales channel through an arrangement with Home Depot, a major home improvement center, through which certain central heating and air conditioning systems are marketed to residential customers.

        In recent years, Air Conditioning successfully introduced several new residential products including: a line of multi-stage cooling and heat pump units offering the industry's highest efficiencies; a unique line of outdoor condensing units for the AMERICAN STANDARD brand; and an ultra-high-efficiency gas furnace with variable speed airflow and gas combustion components. In the fourth quarter of 2001, Air Conditioning launched a major new residential split-system cooling and heat pump product that competes in a market covering about 50% of the total residential air conditioning market in North America. This new product line, with capacities of 1 to 5 tons, has a very consumer-oriented design and is of higher quality and efficiency. It is also easier to install and operate, utilizes refrigerants which meet current and future environmental standards and costs less to manufacture, requiring 60% fewer parts than the products it replaces.

  International Operations

        Air Conditioning has a significant presence outside North America predominantly for the manufacture and distribution of commercial products and related services. In the Asia-Pacific region, Air Conditioning has a manufacturing joint venture in China, operations in Malaysia, Taiwan and Australia, and a sales and manufacturing joint venture in Thailand. In Brazil, the Company has a manufacturing plant and distribution operations. In Europe, Air Conditioning operates plants in Epinal and Charmes, France, and in Colchester, U.K. It also has a joint venture in Egypt that serves markets in the Middle East. Air Conditioning also continues to expand its international distribution network.

  e-Business

        Air Conditioning operates a segmentwide e-business initiative that provides contractors, engineers, national accounts and other key customers access to Air Conditioning product and systems data necessary for them to select, purchase and service air conditioning products. This "extranet" initiative, called the Trane ComfortSite™, allows dealers, distributors, contractors and global and national account customers to access all pertinent information on residential and light commercial products and service parts so that they will be able to select, check availability, price, purchase and track delivery of these goods on-line, 24 hours a day, 7 days a week.

  Service and Parts Initiatives

        Air Conditioning recognizes the value of providing a convenient and reliable source of repair parts to service air conditioning products and systems. In support of current and future Air Conditioning customers, a significant investment is being made to expand the number of locations and to provide easy access to parts needed to maintain and repair all products that Air Conditioning manufactures and sells on a worldwide basis. In addition, Air Conditioning offers annual service agreements and long-term partnership arrangements to customers.

Bath and Kitchen Segment

        In 2002, Bath and Kitchen, with revenues of $1.994 billion, accounted for 26% of the Company's sales and 18% of its segment income. Bath and Kitchen derived 62% of its total 2002 sales from operations outside the U.S.

        Bath and Kitchen sales were 50% from chinaware fixtures, 13% from fixtures made from acrylics and AMERICAST®, 28% from fittings (typically brass), with the remainder from related bath and kitchen products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the U.S., a significant and growing number of products are sold through home improvement centers. In total, sales to the residential market account for approximately 78% of Bath and Kitchen sales, with sales to the commercial and industrial markets providing the remainder.

        Bath and Kitchen operates through three primary geographic groups: Europe, Americas and Asia.

        Bath and Kitchen sells products in Europe primarily under the brand names IDEAL STANDARD, JADO, ARMITAGE SHANKS, DOLOMITE, PORCHER, MELOH, VENLO, VENESTA, SOTTINI and BORMA. It manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in

Germany, Italy, France, the U.K., Greece, the Czech Republic, Bulgaria and Egypt and distributes products in other European countries.

        Bath and Kitchen Americas Group manufactures bathroom and kitchen fixtures and fittings selling under the brand names AMERICAN STANDARD, STANDARD, PORCHER and JADO in the U.S. and under the brand names AMERICAN STANDARD, IDEAL STANDARD, and STANDARD through the Company's wholly owned operations in Mexico, Canada and Brazil and its joint ventures in Central America and the Dominican Republic.

        In Asia, Bath and Kitchen manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD, IDEAL STANDARD, and STANDARD through the Company's wholly owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand, the Philippines and Vietnam. The group also operates in China through a majority-owned joint venture, which has ownership interests in six joint ventures and one wholly owned subsidiary.

        The Company's bath and kitchen products are sold in the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 65% of the Company's European and U.S. sales and about 11% of the sales in Asia, where there is more growth in new construction. In the U.S. the replacement and remodeling markets have shown substantial growth over the last few years and the Company has benefited from that growth. In Europe the replacement and remodeling markets have historically been more stable than the new construction markets and have shown moderate growth over the past several years. The U.S. residential new construction market also evidenced strong growth in 2001 and 2002, but the commercial new construction markets were depressed. The commercial new construction and residential new construction markets in Europe have been rather static overall, with the exception of the U.K., which experienced modest growth, and Germany, which declined. The new construction market, in which builders or contractors make product selection, is more price-competitive and volume-oriented than the replacement and remodeling market. In the replacement and remodeling market, consumers make model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher- margin luxury products. Through expansion of manufacturing in low-cost locations, Bath and Kitchen has become more competitive, enabling it to increase sales of products in the lower and middle segments of both the remodeling and new construction markets.

        In the U.S., Bath and Kitchen products are marketed through both the wholesale and retail channels. Although sales through the retail home center industry market channel have become a significant part of Bath and Kitchen segment sales (approximately 20% of segment sales in 2002), they represent only approximately 5% of total Company sales.

        Bath and Kitchen is also continuing programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company's products with interior designers, decorators, consumers and plumbers.

        In an effort to capture a larger share of the replacement and remodeling market, Bath and Kitchen has introduced a variety of new products designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites designed by internationally known designers and electronically controlled products. Faucet technology is centered on anti-leak, anti-scald and other features to meet emerging consumer and legislative requirements. Bath and Kitchen manufactures and sells a faucet (ClearTap™) with an under-the-counter filtering system that delivers clear, filtered water directly from the tap.

        Many of the Company's bathtubs sold in the U.S. are made from a proprietary porcelain-on-metal composite, AMERICAST®. Products made with AMERICAST have only one-half the weight of cast iron products and are resistant to breaking and chipping. AMERICAST products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite has been extended to kitchen sinks, bathroom lavatories and acrylic-surfaced products.

        As of December 31, 2002, Bath and Kitchen employed approximately 28,600 people and, including affiliated companies, had 66 manufacturing plants in 25 countries and sold products in more than 40 countries.

        In the U.S., Bath and Kitchen has several major competitors, including Kohler and, in selected product lines, Masco and Fortune Brands (Moen). There are also major competitors in foreign markets, for the most part operating nationally. Friederich Grohe, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe, Sanitec and Roca are the major fixtures competitors and, in Asia, Toto is the major competitor. Bath and Kitchen competes in most of its markets on the basis of service to customers, product quality and design, reliability and price.

Vehicle Control Systems Segment

        Operating under the WABCO® name, Vehicle Control Systems designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry. WABCO's largest-selling products are pneumatic braking control systems and related electronic controls ("ABS" and "EBS") and conventional components for trucks, trailers, buses and sport utility vehicles. In 2002 WABCO, with sales of $1.057 billion, accounted for 13% of the Company's sales and 17% of its total segment income. The Company believes that WABCO is the worldwide technology leader for braking, suspension and transmission controls for commercial vehicles. Electronic controls, first introduced in ABS in the early 1980s, are increasingly applied in other control systems sold to the commercial vehicle industry. WABCO also supplies electronic suspension controls to the luxury car market and sport utility vehicle market.

        WABCO's products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company's largest customers are DaimlerChrysler (Mercedes and Freightliner), Volvo (Volvo and RVI), Iveco (Fiat), Scania, Paccar, Hino, Nissan and Rover. WABCO's principal competitor is Knorr/Bremse. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price.

        In North America, WABCO markets ABS and other vehicle control products through its fifty percent-owned joint venture with Arvin Meritor Automotive Inc. ("Meritor WABCO"). Meritor WABCO, which supplies the North American truck manufacturing market, grew significantly from 1997 through 1999, in part because of regulations mandating antilock braking systems on commercial vehicles. Although truck production in North America declined significantly in 2000 and 2001, Meritor WABCO continued to expand its customer base and range of products sold to major truck manufacturers. In 2002, the North American truck market experienced 12% growth as U.S. customers actively purchased vehicles before the change in diesel engine emissions regulations affecting trucks manufactured after October 1, 2002. WABCO also sells non-brake-related products directly to manufacturers in North America.

        The European market for new truck and bus production decreased approximately 8% in both 2002 and 2001, after an improvement of 5% in 2000. The Brazilian market decreased 10% in 2002 and 2% in 2001, after improving sharply in 2000. During the years 2000 through 2002, WABCO has generally outperformed the heavy vehicle manufacturing markets as a whole, primarily from increased content per vehicle and improved market penetration.

        WABCO has developed an advanced electronic braking system, stability control systems, electronically controlled air suspension systems, automated transmission controls and automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. WABCO participates in the passenger car market with an advanced, electronically controlled air suspension system-"Air Glide"-now featured by the two leading German luxury car manufacturers. WABCO has expanded the Air Glide system family to other luxury car and sport utility vehicle manufacturers in Europe and North America. A leading European truck manufacturer now includes WABCO electronic controls for automated transmissions in heavy vehicles as standard equipment. The Company believes that automated transmission control will be increasingly important in the industry. In 2001, WABCO began production of its automated transmission system for a new range of heavy-duty trucks introduced in 2002 in Europe by a global truck manufacturer. Other new products under development include further advancements in electronic braking, and stability and safety controls, as well as driveline-control and suspension-control systems.

        Vehicle Control Systems is headquartered in Brussels, Belgium. Its principal manufacturing operations are in Germany, France, the United Kingdom, Poland, the Netherlands, Brazil and South Korea. In the U.S., the Meritor WABCO joint venture supplies the North American truck manufacturing market. The Company also has majority-owned joint ventures, in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing joint venture formed in 1997 to produce air compressors designed by WABCO) and in China with MAFF to produce conventional products for the local market and export. In addition, WABCO has minority equity investments in joint ventures in India with TVS Group (Sundaram Clayton Ltd.) and in South Africa.

        As of December 31, 2002, WABCO and affiliated companies employed approximately 6,200 people and had 10 manufacturing facilities and 15 sales organizations operating in 21 countries.

Business Segment Data

        Information concerning revenues and segment profit attributable to each of the Company's business segments and geographic areas is set forth in Item 6, "Selected Financial Data," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 15 of Notes to Financial Statements which are incorporated herein by reference. Information concerning identifiable assets of each of the Company's business segments is set forth in Note 15 of Notes to Financial Statements, which is incorporated herein by reference. Information on backlogs and the seasonal aspects of the Company's business are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Results of Operations by Business Segment" and "Cyclical and Seasonal Nature of Business," respectively.

General

  Raw Materials

        The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and natural gas. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to the Company's operations. Since 2000, the Company has integrated much of its raw materials procurement efforts into its Materials Management initiatives, resulting in lower costs and more efficient supply. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages. Also see "Company Goals—Operational Excellence—Materials Management."

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

Business Segment	Trademark
Air Conditioning Systems and Services	TRANE® AMERICAN STANDARD®
Bath and Kitchen	AMERICAN STANDARD® IDEAL STANDARD® STANDARD® PORCHER® JADO® ARMITAGE SHANKS® DOLOMITE® AMERICAST® MELOH® VENLO® BORMA® CLEARTAP™ VENESTA® SOTTINI®
Vehicle Control Systems	WABCO®

        The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

  Research and Product Development

        The Company made expenditures of $185 million in 2002, $184 million in 2001 and $176 million in 2000 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $129 million in 2002, $133 million in 2001 and $126 million in 2000 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Systems and Services' research and development expenditures were primarily related to alternative refrigerants, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls. Any amount spent on customer-sponsored research and development activities in these periods was immaterial.

  Regulations and Environmental Matters

        The Company's U.S. operations are subject to federal, state and local environmental laws and regulations. The Company has a number of proactive programs underway to minimize its impact on the environment and believes that it is in substantial compliance with environmental laws and regulations. A number of the Company's plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. Remedial actions to which the Company is a party include 22 current proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has potential liability based either on a past or current ownership interest in the site requiring remedial actions or based on disposal or alleged disposal of waste products at the site requiring remedial actions. Expenditures in 2002, 2001 and 2000 to evaluate and remediate such sites were not material. On the basis of the Company's historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

        Additional sites may be identified for environmental remediation in the future, including properties previously transferred by the Company and with respect to which the Company may have contractual indemnification obligations. The Company cannot estimate at this time the ultimate aggregate costs of all remedial actions because of (a) uncertainties surrounding the nature and application of environmental regulations, (b) the Company's lack of information about additional sites at which it may be listed as a potentially responsible party, (c) the level of cleanup that may be required at specific sites and choices concerning the technologies to be applied in corrective actions, (d) the number of contributors and the financial capacity of others to contribute to the cost of remediation at specific sites and (e) the time periods over which remediation may occur.

        The Company's international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. Currently, nine of the Company's international operations have ISO 14001 certification, and the Company believes it is in substantial compliance with existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company's facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2002, 2001 and 2000 to evaluate and remediate these sites were not material. On the basis of the Company's historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

        The Company has derived significant revenues in recent years from sales of Air Conditioning Systems and Services using chlorofluorocarbons ("CFCs") and hydrochloroflurocarbons ("HCFCs"). Use of certain CFCs, HCFCs and other ozone-depleting chemicals may be phased out over various periods of time under regulations that require use of substitute permitted refrigerants. Also, utilization of new refrigerants will require replacement or modification of much existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs or HCFCs, is converted to operate on other refrigerants or replaced. The Company is unable to estimate the magnitude or timing of these conversions or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company's products will be compatible with those substitutes. Although some of the Company's commercial, residential and light commercial products will require modification for refrigerant substitutes, the Company does not expect any significant problems in complying with this changing regulatory environment.

        Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company's air conditioning systems. The Company is a leader in developing energy-efficient products that meet or exceed these standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures for air conditioning manufacturers to continue to offer energy-efficient product choices to the customer.

  Employees

        The Company employed approximately 60,000 people as of December 31, 2002 (excluding employees of unconsolidated joint venture companies). The Company has a total of 34 labor union contracts in North America (covering approximately 15,000 employees), ten of which were set to expire in 2003 (covering approximately 4,800 employees), and one of which was successfully renegotiated in February 2003. Twelve of these contracts expire in

2004 (covering approximately 3,600 employees); and eight expire in 2005 (covering approximately 2,400 employees). There can be no assurance that the Company will successfully negotiate the labor contracts expiring during 2003 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect its results of operations.

        In March 2002, 450 Air Conditioning Systems and Services employees went on strike for approximately three weeks at the Ft. Smith manufacturing facility and in February 2001, 1,200 Air Conditioning Systems and Services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant, before new contracts were negotiated.

        The Company also has a total of 30 labor contracts outside North America (covering approximately 18,000 employees). In December 2000, there was a 20-day work stoppage at the chinaware manufacturing plant of the Indonesia Bath and Kitchen subsidiary, involving 950 employees. Other than the Indonesian work stoppage, the Company has not experienced any significant work stoppage in the last five years outside North America.

        Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages.

  Customers

        The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

  International Operations

        The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of western Europe, the Czech Republic, Bulgaria, Poland, Canada, Brazil, Mexico, Central American countries, China, Malaysia, the Philippines, Indonesia, Japan, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the equity interest in the venture.

        Because the Company has manufacturing operations in 29 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a significant and growing portion of the Company's products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The Company is also subject to political risks related to its foreign operations.

Available Information

        The Company's Web site is www.americanstandard.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through our Web site. During the period covered by this report, the Company posted its periodic reports on Form 10-K and 10-Q and its current reports on Form 8-K and any amendments to those documents to its Web site as soon as reasonably practicable after those reports were filed or furnished electronically with the Securities and Exchange Commission. The Company will continue to post to its Web site such reports and amendments to those reports as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission.

Availability of Corporate Governance Principles and Board of Director Committee Charters

        The Board of Directors has adopted charters for its Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. The Board has also adopted

Corporate Governance Principles. The Corporate Governance Principles and each of the charters are available on the Company's Web site.

Code of Conduct and Ethics

        The Company's Code of Conduct and Ethics, which applies to all employees, including all executive officers, senior financial officers and Directors, is posted on our Web site. The Code of Conduct and Ethics is compliant with Item 406 of Regulation S-K as required by the SEC and the proposed New York Stock Exchange corporate governance rules. Any changes to the Code of Conduct and Ethics that affect the provisions required by Item 406 of Regulation S-K will also be disclosed on our Web site. Any waivers of the Code of Conduct and Ethics for our officers, directors or senior financial officers must be approved by the Company's Audit Committee and those waivers, if any were ever granted, would be disclosed on our Web site under the caption "Exemptions to the Code of Conduct."

ITEM 2.    PROPERTIES

        As of February 28, 2003, the Company conducted its manufacturing activities through 109 plants in 29 countries of which the principal facilities are:

Business Segment	Location	Major Products Manufactured at Location
Air Conditioning Systems and Services	Clarksville, TN
Fort Smith, AR
La Crosse, WI
Lexington, KY
Macon, GA
Pueblo, CO
Rushville, IN
Trenton, NJ
Tyler, TX
Vadalia, GA
Monterrey, Mexico
Waco, TX
Charmes, France
Epinal, France
Taicang, China
Taipei, Taiwan
Sao Paulo, Brazil	Commercial unitary air conditioning
Unitary air conditioning
Applied air conditioning systems
Air handling products
Commercial air conditioning systems
Applied air conditioning systems
Air handling products
Residential gas furnaces and air handlers
Residential air conditioning
Residential air handlers
Reciprocating compressors
Water source heat pumps and air handlers
Applied air conditioning systems
Unitary air conditioning systems
Applied and unitary air conditioning systems
Unitary air conditioning systems
Unitary air conditioning systems
Bath and Kitchen
Paintsville, KY
Salem, OH
Tiffin, OH
Cambridge, Ontario, Cana
Sevlievo, Bulgaria
Teplice, Czech Republic
Hull, England
Middlewich, England
Rugeley, England
Wolverhampton, England
Dole, France
Revin, France
Wittlich, Germany
West Java, Indonesia
Orcenico, Italy
Brescia, Italy
Trichiana, Italy
Aguascalientes, Mexico
Mexico City, Mexico
Monterrey, Mexico
Tlaxcala, Mexico
Manila, Philippines
Seoul, South Korea
Bangkok, Thailand
Tianjin, China
Beijing, China
Shanghai, China
Guangdong Province, Chin
Brass plumbing fittings
Enameled-steel fixtures and acrylic bathtubs
Vitreous china
da Enameled-steel fixtures
Vitreous china and brass plumbing fittings
Vitreous china
Vitreous china and acrylic bathtubs
Vitreous china
Vitreous china and acrylic bathtubs
Brass plumbing fittings
Vitreous china
Vitreous china and bathtubs
Brass plumbing fittings
Vitreous china
Vitreous china
Vitreous china
Vitreous china
Vitreous china
Vitreous china
Brass plumbing fittings
Vitreous china
Vitreous china
Brass plumbing fittings
Vitreous china
Vitreous china
Enameled steel fixtures
Vitreous china and brass plumbing fittings
Vitreous china, plumbing fittings and bathtubs and enameled steel fixtures
Vehicle Control Systems	Campinas, Brazil Leeds, England Claye-Souilly, France Hanover, Germany Mannheim, Germany Wroclaw, Poland	Vehicle control systems Vehicle control systems Vehicle control systems Vehicle control systems Foundation brakes Vehicle control systems

        All the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan; West Java, Indonesia; Manila, Philippines; Monterrey, Mexico (air conditioning plant); and Claye-Souilly, France, which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

        In 2002, the Company's manufacturing plants, taken as a whole, operated moderately below capacity.

        The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters, which is leased, is located in Piscataway, New Jersey.

ITEM 3.    LEGAL PROCEEDINGS

        In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company's counterclaims, including fraud, and remanded to the trial court limited portions of Haynes' initial claims.

        In 2002, the Company concluded negotiations with The State Finance Administration for North Rhine-Westphalia, Germany concerning certain tax issues covering the years 1984 through 1994. On January 15, 2002, the Company settled all issues for 1984 through 1994 by making a cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had made provision for those issues, the settlement had no impact on results of operations.

        Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and brake shoes. The Company believes it has ample insurance coverage and has never received an unfavorable court judgment. The Company has recorded both its estimated liability for asbestos claims and its probable recovery from insurance carriers and other indemnifiers for such claims separately on its balance sheet at December 31, 2002. The recorded liability represents obligations that are probable and can be reasonably estimated as of December 31, 2002. The amount of the recorded liability is based on the Company's assessment of current claims, the status of ongoing litigation, defense strategies, settlement initiatives and past experience. The Company's analysis of insurance coverage and recoveries from other indemnifiers includes the insurers' financial strength, the insurance payments made to date, stated deductibles and the advice of insurance coverage counsel. The Company has substantial insurance coverage for future claims that may have been incurred but not yet reported. The Company believes that it is not reasonably possible that a net loss material to the financial condition of the Company has been incurred in excess of the amounts recorded.

        For a discussion of environmental issues see "Item 1. Business—General—Regulations and Environmental Matters." See also Note 14 of Notes to Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to each person who is an executive officer of the Company:

Name	Age	Position with Company
Frederic M. Poses	60	Chairman and Chief Executive Officer, and Director
Lawrence B. Costello	55	Senior Vice President, Human Resources
G. Peter D'Aloia	58	Senior Vice President and Chief Financial Officer
W. Craig Kissel	51	Senior Vice President, and President, Vehicle Control Systems
J. Paul McGrath	62	Senior Vice President, General Counsel and Secretary
Marc R. Olivié	49	Senior Vice President, and President, Bath and Kitchen
Wilfried Delker	62	Vice President and General Manager, Bath and Kitchen, Europe
R. Scott Massengill	40	Vice President and Treasurer
David R. Pannier	52	Vice President, and President, Trane Residential Systems
Richard S. Paradise	41	Vice President and Controller

        Each officer of the Company is elected by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his election.

        Set forth below is the principal occupation of each of the executive officers named above during the past five years.

        Mr. Poses was elected as a director in October 1999 and as Chairman and Chief Executive Officer effective January 1, 2000. Prior to assuming that position, Mr. Poses was President and Chief Operating Officer at AlliedSignal Inc. (now known as Honeywell). Previously he was President of AlliedSignal's Engineered Materials from 1988 to 1998 and served as Director of that company from 1997 until 1999. Mr. Poses is a director of Raytheon Company and Centex Corporation.

        Mr. Costello was elected Senior Vice President, Human Resources, effective June 2000. From April 1994 until that date, he served in various capacities at Campbell Soup Company, including Senior Vice President, Global Human Resources.

        Mr. D'Aloia was elected Senior Vice President and Chief Financial Officer effective February 2000. Prior to that he was employed by AlliedSignal Inc., most recently serving as Vice President-Business Development. He spent 27 years with AlliedSignal Inc. in diverse management positions, including Vice President-Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials sector.

        Mr. Kissel was elected Senior Vice President of the Company in January 1998 and serves as President of Vehicle Control Systems. Before that he was Vice President of Air Conditioning Systems and Services' Unitary Products Group, and later named Group Executive.

        Mr. McGrath was elected Senior Vice President, General Counsel and Secretary, effective January 2000. From 1996 until that date, he served as Senior Vice President, General Counsel and Secretary of FMC Corporation.

        Mr. Olivié was elected Senior Vice President of the Company in March 2001, to serve as President of its Global Bath and Kitchen sector, effective May 2001. Prior to joining American Standard, Mr. Olivié had been President and Chief Executive Officer of Armstrong Floor Products, the largest business of Armstrong Holdings Inc. He joined Armstrong Holdings Inc. as President of its Worldwide Building Products Operations in 1996 and prior to that, worked for Sara Lee Corporation where he was President of its European sportswear business.

        Mr. Delker was elected Vice President of the Company in April 1990, and since January 2002 has served as General Manager of Bath and Kitchen, Europe. Before that, he served as Group Executive, Bath and Kitchen, Worldwide Fittings.

        Mr. Massengill was elected Vice President and Treasurer effective April 2001. He was Assistant Treasurer of Bristol-Myers Squibb Company from 1999 to March 2001 and before that was with AlliedSignal Inc. and Exxon Corporation (now ExxonMobil) in various financial management positions.

        Mr. Pannier was elected a Vice President of the Company in January 1998, and since January 2002 has served as President, Trane Residential Systems. From January 1998 until January 2002 he served as Group Executive, North American Unitary Products Group.

        Mr. Paradise was elected Vice President and Controller in July 2002. He joined the Company as Assistant Controller in February 2000. Prior to that he spent ten years with AlliedSignal Inc. in a variety of financial management positions, including Director of Six Sigma and Credit, after beginning his career with PricewaterhouseCoopers (formerly Price Waterhouse) as an auditor.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock of the Company is listed on The New York Stock Exchange (the "Exchange") under the symbol "ASD." The common stock was first traded on the Exchange on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company's common stock. Prior to the offering there was no established public trading market for the Company's shares.

        In January 1995 the Company adopted a Restated Certificate of Incorporation, Amended Bylaws and a Rights Agreement. The Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, par value $.01 per share, and 2,000,000 shares of preferred stock, par value $.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in ownership of the common stock of the Company.

        As of February 28, 2003 there were 808 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 36,000 beneficial owners of its common stock.

        No dividends have been declared on the Company's common stock since the initial public offering, and the Company does not currently intend to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a description of the Company's stock repurchase program.

        Set forth below are the high and low sales prices for shares of the Company's common stock for each quarterly period in 2001 and 2002.

2001	High	Low
First quarter	$62.25	$46.75
Second quarter	67.46	56.40
Third quarter	70.90	51.24
Fourth quarter	68.97	52.45
2002
First quarter	$71.20	$58.20
Second quarter	79.00	69.40
Third quarter	76.67	61.24
Fourth quarter	76.00	58.89

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in millions, except per share data)
Segment and Income Statement Data:
Segment sales:
Air Conditioning Systems and Services	$4,744	$4,692	$4,726	$4,337	$3,940
Bath and Kitchen	1,994	1,813	1,803	1,755	1,510
Vehicle Control Systems	1,057	960	1,069	1,098	1,106

Total sales	$7,795	$7,465	$7,598	$7,190	$6,556

Segment income:
Air Conditioning Systems and Services	$537	$515	$531	$453	$386
Bath and Kitchen	155	148	162	164	119
Vehicle Control Systems	139	124	147	134	153

Total segment income(a)	831	787	840	751	658
Equity in net income of unconsolidated joint ventures	27	19	30	37	27
Gain on sale of water heater business (b)	—	—	57	—	—
Restructuring and asset impairment charges (c)	—	—	(70)	(15)	(197)
Interest expense	(129)	(169)	(199)	(188)	(188)
Corporate and other expenses (a)	(173)	(161)	(149)	(134)	(110)

Income from continuing operations before income taxes and extraordinary item	556	476	509	451	190
Income taxes	(185)	(181)	(194)	(187)	(141)

Income from continuing operations before extraordinary item	$371	$295	$315	$264	$49

Per share:
Basic	$5.13	$4.13	$4.49	$3.74	$.68
Diluted	$5.04	$4.04	$4.36	$3.63	$.66
Average number of outstanding common shares:
Basic	72,349,975	71,453,219	70,123,285	70,524,145	71,729,541
Diluted	73,641,566	73,117,996	72,197,672	72,666,406	73,672,018
Balance Sheet Data (at end of period):
Total assets	$5,144	$4,831	$4,745	$4,686	$4,107
Total debt	1,959	2,212	2,472	2,643	2,428

(a)
In 2001 the Company recorded expenses of $53 million ($36 million net of taxes, or $.49 per diluted share) related to the elimination of approximately 1,700 salaried positions, including $13 million for Air Conditioning Systems and Services, $14 million for Bath and Kitchen, $16 million for Vehicle Control Systems and $10 million for corporate headquarters.

(b)
In 2000, the Company sold its Calorex water heater business for a gain of $57 million ($52 million net of taxes, or $.72 per diluted share).

(c)
In 2000, the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million, net of tax benefits, or $.71 per diluted share). These charges consisted of $26 million for Air Conditioning Systems and Services, $34 million for Bath and Kitchen and $15 million for Vehicle Control Systems, partly offset by a $5 million reduction of charges taken in prior years. See Note 4 of Notes to Financial Statements. In 1999, the Company recorded restructuring and asset impairment charges of $15 million ($9 million, net of tax benefits, or $.13 per diluted share). The 1999 charges consisted of restructuring charges of $30 million principally for Vehicle Control Systems and a $13 million impairment charge relating to a minority equity interest in a non-core business, partly offset by a reduction of charges taken in 1998 to restructure North American Bath and Kitchen operations. In 1998, the Company recorded restructuring and asset impairment charges of $197 million ($183 million, net of tax benefits, or $2.49 per diluted share), including $185 million for Bath and Kitchen, $7 million for Air Conditioning Systems and Services and $5 million for Vehicle Control Systems.

        For a comparative analysis of certain line items in the Segment and Income Statement Data section of this table, see Management's Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company faced weak markets for commercial air conditioning equipment and weak economies in the U.S. and many other parts of the world in 2002. Despite the challenging economic conditions, management believes the Company outperformed its markets. Sales for 2002 increased to $7.795 billion from $7.465 billion in 2001, an increase of 4% (3% excluding the favorable effects of foreign exchange). Segment income was $831 million, an increase of 6% from $787 million in 2001 (an increase of 5% excluding the favorable effects of foreign exchange). Net income increased 26% in 2002 to $371 million, and earnings per diluted share increased 25% to $5.04, compared with net income in 2001 of $295 million, or $4.04 per diluted share. The improvements in 2002 results reflected the inclusion in 2001 of a pre-tax expense of $53 million ($36 million net of tax benefits, or $.49 per diluted share) for the elimination of 1,700 salaried positions, $43 million of which was included in segment income and $10 million in corporate expenses. The improvement in 2002 also included the effect of adopting the new goodwill accounting standard as of January 1, 2002, which eliminated the amortization of goodwill, thereby increasing segment income in 2002 by approximately $32 million ($30 million net of tax benefits, or $.40 per diluted share). If 2001 were adjusted to exclude the job elimination expense and goodwill amortization, segment income for 2002 would have decreased by 4%, and net income and diluted earnings per share would have increased by 3% and 2%, respectively. See Note 2 of Notes to Financial Statements for a comparative summary of the effects of the goodwill accounting change on net income and net income per share for 2002, 2001 and 2000.

        In the discussion that follows, the year-over-year changes in segment income are presented both with and without the effects of the job elimination expense in 2001, goodwill amortization and foreign exchange translation. Management believes that presenting the analysis excluding those effects is helpful in assessing the overall performance of the business on a comparative basis from year to year. Sales are presented based upon country of destination.

        For a five-year summary of segment sales and income and other income statement information, refer to Item 6, "Selected Financial Data" on page 20, and for additional data on segments refer to Note 15 of Notes to Financial Statements on page 59. The following discussion and analysis addresses year-to-year changes in certain line items shown in the Segment and Income Statement Data in the Selected Financial Data on page 20.

Results of Operations for 2002 Compared with 2001 and 2001 Compared with 2000

        Consolidated sales for 2002 were $7.795 billion, an increase of $330 million, or 4% (3% excluding the favorable effects of changes in foreign exchange rates), from $7.465 billion in 2001. Sales increased 1% for Air Conditioning Systems and Services, 10% for Bath and Kitchen and 10% for Vehicle Control Systems.

        Segment income for 2002 was $831 million, an increase of $44 million, or 6% (5% excluding the favorable effects of foreign exchange), from $787 million in 2001. Segment income increased 4% for Air Conditioning Systems and Services, 5% for Bath and Kitchen and 12% for Vehicle Control Systems. Segment income for 2001 included a $43 million expense for the elimination of 1,640 salaried positions including $13 million for Air Conditioning Systems and Services, $14 million for Bath and Kitchen and $16 million for Vehicle Control Systems. Segment income in 2001 also included goodwill amortization of $32 million-$8 million for Air Conditioning Systems and Services, $14 million for Bath and Kitchen and $10 million for Vehicle Control Systems.

        Excluding those job elimination expenses and goodwill amortization from 2001, segment income in 2002 would have decreased 4% with little overall effect from foreign exchange. Excluding job elimination expenses, goodwill amortization and the effects of foreign exchange, segment income was essentially flat for Air Conditioning Systems and Services, and decreased 14% for Bath and Kitchen and 9% for Vehicle Control Systems.

        Consolidated sales for 2001 were $7.465 billion, a decrease of $133 million, or 2% (but essentially flat excluding the unfavorable effects of changes in foreign exchange), from $7.598 billion in 2000. Sales decreased 1% for Air Conditioning Systems and Services and 10% for Vehicle Control Systems, but increased 1% for Bath and Kitchen.

        Segment income for 2001 was $787 million, a decrease of $53 million, or 6% (5% excluding the unfavorable effects of foreign exchange), from $840 million in 2000. Segment income decreased 3% for Air Conditioning Systems and Services, 9% for Bath and Kitchen and 16% for Vehicle Control Systems. Segment income for 2001 included a $43 million expense for salaried job eliminations. Excluding those job elimination expenses, segment income was $830 million, a decrease of 1%, and up 1% excluding the unfavorable effects of foreign exchange. Excluding both the job elimination expenses and the effects of foreign exchange, segment income decreased 1% for Air Conditioning Systems and Services but increased 5% for Bath and Kitchen and 1% for Vehicle Control Systems.

        Following are tables showing the percentage of total sales and segment income for each of the Company's business segments and the geographic distribution of sales and segment income.

Segment Percentages of 2002 Sales		Geographic Distribution of 2002 Sales
Air Conditioning Systems and Services	61%	United States	57%
Bath and Kitchen	26%	Europe	28%
Vehicle Control Systems	13%	Other	15%

	100%		100%

Segment Percentages of 2002 Segment Income		Geographic Distribution of 2002 Segment Income
Air Conditioning Systems and Services	65%	United States	67%
Bath and Kitchen	18%	Europe	23%
Vehicle Control Systems	17%	Other	10%

	100%		100%

Results of Operations by Business Segment

Air Conditioning Systems and Services Segment

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Sales	$4,744	$4,692	$4,726
Segment income	$537	$515	$531

        In 2002, sales of Air Conditioning Systems and Services increased 1% (with little effect from foreign exchange) to $4.744 billion from $4.692 billion for 2001. Overall performance in our air conditioning businesses was better than the air conditioning markets as a whole, other than for large commercial unitary products.

Distribution of Air Conditioning 2002 sales by market and geography
Commercial	74%	U.S.	77%
Residential	26%	Europe	7%
		Other	16%

	100%		100%

Replacement, Renovation and Repair			60%
Commercial New Construction			32%
Residential New Construction			8%

			100%

        The sales gain in 2002 was led by residential air conditioning sales in the U.S., which increased 14%, and commercial parts, service and solutions sales, which increased 9%, partly offset by a decrease in commercial equipment sales, which declined 7%. For residential air conditioning, strong demand for replacement units and warmer-than-normal summer weather in most parts of the U.S. combined to lift the residential air conditioning market, we believe, an estimated 9%. In addition, the furnace market was up an estimated 5%. Residential sales also benefited from our strong position in the premium, high-efficiency market evidenced by a substantial sales increase of new higher-efficiency models. Our market share for residential products increased 0.5 percentage points year over year, aided by the successful introduction of our new products. Sales of parts, services and solutions continued to grow and were aided modestly by the acquisition of a sales office in the first quarter of 2002. Commercial equipment sales, which account for about half of the air conditioning segment sales, continued to feel the effects of a difficult economic environment, and were down 7% for the year. Commercial unitary equipment sales decreased 13% and commercial applied equipment sales decreased 3%. Overall, we believe our share remained stable in these commercial markets which remain weak and price competitive. We believe non-residential building construction in the U.S. declined over 10% in 2002. In North America, school and health care markets continued to show strength while manufacturing and office building markets were severely depressed. Sales outside North America, which are substantially commercial, were essentially flat year over year (in local currencies), reflecting strong growth in China offset by declines in other Asian countries, Europe and Latin America.

        Segment income of Air Conditioning Systems and Services in 2002 increased 4% (with little effect from foreign exchange) to $537 million from $515 million in 2001. The increase was attributable primarily to the residential business, from higher volumes and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins, and growth in commercial parts, service and solutions. Operating results also improved in Europe and China. These gains were partly offset by volume, price and mix declines in commercial applied and commercial unitary products. The positive impact of Materials Management and Six Sigma productivity initiatives more than offset cost escalations and investments in new product initiatives. In addition, 2002 also benefited from the lack of goodwill amortization ($8 million in 2001) and because 2001 included

$13 million of expense for salaried job eliminations. Overall margins increased from 11.0% in 2001 to 11.3% in 2002. If goodwill amortization and job elimination expenses were excluded from 2001, segment income would have increased by $1 million, or less than 1%, and margins would have decreased to 11.3% from 11.4%.

        In 2001, sales of Air Conditioning Systems and Services decreased 1% (but were essentially flat excluding foreign exchange effects) to $4.692 billion from $4.726 billion for 2000. Worldwide commercial applied and commercial unitary sales decreased 2% in 2001 primarily on lower volume, offset partly by growth in the parts, service and solutions business. Residential air conditioning sales increased 6%, primarily from a favorable mix of premium, high-efficiency units. This performance in our residential business was substantially better than the air conditioning markets as a whole.

        Segment income of Air Conditioning Systems and Services in 2001 decreased 3% (with little effect from foreign exchange) to $515 million from $531 million in 2000. The decrease was attributable primarily to lower volumes in the U.S. in commercial applied and commercial unitary products and a $13 million expense for salaried job eliminations. Overall margins decreased from 11.2% in 2000 to 11.0% in 2001.

BACKLOG—The worldwide backlog for Air Conditioning Systems and Services as of December 31, 2002, was $601 million, a decrease of 9% from $663 million as of December 31, 2001, excluding foreign exchange effects. This decrease primarily reflected a decline in commercial equipment markets in North America.

Bath and Kitchen Segment

	Year Ended December 31,
	2002	2001	2000
	Dollars in millions)
Sales	$1,994	$1,813	$1,803
Segment income	$155	$148	$162

        Sales by Bath and Kitchen were $1.994 billion in 2002, an increase of 10% (8% excluding the favorable effects of foreign exchange), from $1.813 billion in 2001. The increase was the result of gains in each of the major geographical areas in which Bath and Kitchen operates. Sales in the Americas increased 14% (with little effect from foreign exchange), led by strong growth in North America from continued strong demand in replacement and home improvement markets. Sales benefited from increased faucet sales, the continued rollout of an expanded Whirlpool tub program at Home Depot stores and growth in sales to Lowe's home improvement stores. Sales through the retail channel increased 28% and sales to wholesalers increased 3%. Sales in Canada increased 20% from higher volume as markets improved. In Europe, sales were up 6% (2% excluding favorable foreign exchange effects) as we were able to gain market share in a difficult economic environment. European sales also benefited from three small fittings businesses acquired in 2001. In Asia, sales increased 15% (21% in local currencies), off a small but growing base.

Distribution of Bath and Kitchen 2002 Sales by Market and Geography
Residential	78%	Europe	47%
Commercial	22%	U.S.	38%
		Other	15%
	100%
			100%

Replacement, renovation and repair	62%
Residential new construction	24%
Commercial new construction	14%

100%

        Segment income of Bath and Kitchen was $155 million for 2002, an increase of 5% (2% excluding foreign exchange effects) from $148 million for 2001. Overall margins declined from 8.2% in 2001 to 7.8% in 2002. Segment income in 2002 benefited from the lack of goodwill amortization ($14 million in 2001) and because 2001 included $14 million of expense for salaried job eliminations. Excluding goodwill amortization, job elimination expense and the favorable effects of foreign exchange from 2001, segment income would have decreased 14%. This decrease in segment income on a comparable basis is attributable primarily to operational issues and our investment spending in new product development and marketing programs. We made improvements in the operational issues identified in the second quarter of 2002 in a U.S. plant and its associated distribution centers, as well as at a plant in France, but we expect a continuing, though declining, impact in the first and second quarters of 2003. We continued to decrease costs and improve productivity through Materials Management and Six Sigma initiatives that offset cost escalations. Excluding the effect of goodwill amortization and job eliminations expense, segment income decreased in Latin America and Europe, but increased in the U.S. and Asia and Canada, and overall margins declined from 9.7% in 2001 to 7.8% in 2002.

        Sales by Bath and Kitchen were $1.813 billion in 2001, an increase of 1% (4% excluding the unfavorable effects of foreign exchange), from $1.803 billion in 2000. The increase (excluding exchange) primarily reflected 4% sales gains for both Europe and the Americas, partly offset by a 4% decline in Asia. The European increase reflected volume increases primarily from the acquisition of two small fittings manufacturers. Otherwise, European sales were up 1%. The Americas increase reflected growth of 5% in the U.S., while Latin America was flat, excluding exchange effects.

        Segment income of Bath and Kitchen was $148 million for 2001, down from $162 million for 2000, but increased 4% excluding a $14 million job elimination expense and the unfavorable effects of foreign exchange. The increase (excluding the job elimination expense and foreign exchange) primarily reflected gains in Europe and the Americas, partly offset by a decline in Asia. Benefits from Materials Management and Six Sigma initiatives were essentially offset by escalations in labor and other costs and increased spending on product development and marketing to benefit future growth. Overall margins declined from 9.0% in 2000 to 8.9% in 2001.

BACKLOG—Bath and Kitchen's backlog as of December 31, 2002, was $167 million, an increase of 64% from $102 million as of December 31, 2001 (excluding foreign exchange effects). Backlog is not an important indicator of future business in the plumbing industry, which typically has a short cycle between customer order and shipment.

Vehicle Control Systems Segment

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Sales	$1,057	$960	$1,069
Segment income	$139	$124	$147

        Vehicle Control Systems' sales for 2002 were $1.057 billion, an increase of 10% (6% excluding the favorable effects of foreign exchange), from $960 million in 2001. The increase resulted primarily because of a significant increase in sales from Europe to our North American marketing joint venture. The North American truck market experienced 11% growth as U.S. customers actively purchased vehicles before the change in diesel engine emissions regulations affecting truck engines manufactured after October 1, 2002. Sales in the U.S. increased 23%, modestly outperforming the market. Sales in Europe, our largest market, grew 8% (3% in local currencies), excluding sales to the North American marketing joint venture, primarily as a result of higher content per vehicle and higher aftermarket sales. This increase was achieved despite a decrease in unit volumes of truck and bus production in western Europe of 8% in 2002. Sales increased 19% (21% in local currencies) in Asia and decreased 10% (increased 9% in local currencies) in Latin America. Our sales continue to outperform the heavy vehicle manufacturing markets through sales of our new control systems, expanding penetration on other vehicle platforms, new applications with existing customers, and geographic expansion in Asia.

Distribution of Vehicle Control Systems 2002 Sales by Market and Geography
OEM Conventional	39%	Europe	78%
Electronic	36%	U.S.	11%
Aftermarket	25%	Other	11%

	100%		100%

        Segment income in 2002 increased 12% (10% excluding favorable foreign exchange effects) to $139 million from $124 million in 2001. Segment income in 2002 benefited from the lack of goodwill amortization ($10 million in 2001) and because 2001 included $16 million of expense for salaried job eliminations. Excluding goodwill amortization and job elimination expenses from 2001, and the favorable effects of foreign exchange, segment income would have decreased 9%. This decline in local currencies primarily reflected lower pricing and higher warranty expense, which more than offset the effect of the volume increases discussed above. Segment income in 2001 also benefited from a one-time sale to a customer to help them deal with a product recall caused by another supplier. Productivity improvements from Six Sigma and Materials Management initiatives overcame other cost escalations. Margins increased from 12.9% in 2001 to 13.2% in 2002.

        Vehicle Control Systems' sales for 2001 were $960 million, a decrease of 10% (6% excluding the unfavorable effects of foreign exchange), from $1.069 billion in 2000. The decrease resulted primarily from a significant deterioration in the North American commercial vehicle market and a softening in European markets. Unit volumes of truck and bus production decreased 35% in the U.S. and 8% in western Europe compared with 2000. Vehicle Control Systems' sales generally declined less than the markets, as new products, new applications with existing customers, geographic expansion and market penetration tempered the effects of the cyclical nature of the commercial vehicle markets. Sales in Europe (excluding export sales to the Company's U.S. marketing joint venture) were down 5% from 2000 in a market that declined 8%. Similarly, sales of anti-lock braking systems to the U.S. marketing joint venture declined less than the markets in which the Company participates. The U.S and European declines were partly offset by significant volume expansion in Asia and an increase (excluding foreign exchange) in Brazil. Sales by the U.S. compressor manufacturing business also increased.

        Segment income in 2001 decreased 16% (11% excluding unfavorable foreign exchange effects) to $124 million from $147 million in 2000. This primarily reflected lower volumes and the $16 million expense for the elimination of 540 positions. Excluding the job elimination expense and the unfavorable effects of foreign exchange, segment income decreased by 5% and margins improved from 13.8% in 2000 to 14.6% in 2001. Margins benefited from a structural reduction in cost as labor-intensive production was shifted to the new facility in Poland and from productivity enhancements including benefits from Six Sigma and Materials Management initiatives.

BACKLOG—Vehicle Control Systems' backlog as of December 31, 2002, was $468 million, an increase of 7% from $436 million as of December 31, 2001 (excluding foreign exchange effects), primarily reflecting expansion of business in Asia and a modest increase in Europe.

Other Income Statement Data (as summarized in Item 6, Selected Financial Data)

        The increase in equity in net income of unconsolidated joint ventures for 2002 compared with 2001 primarily reflects higher net income for our Vehicle Control Systems' joint venture in India, driven by strong sales in local markets, and higher net income for our Air Conditioning compressor joint venture in the U.S. from improved productivity. The decrease in 2001 compared with 2000 resulted from lower income in Vehicle Control Systems' North American braking systems marketing joint venture because of a significant reduction in truck builds.

        Interest expense decreased by $40 million in 2002 compared with 2001, and by $30 million in 2001 compared with 2000, because of lower average debt balances and lower average interest rates (including the effect of interest rate swaps). Debt was repaid and rates on variable-rate borrowings under the Company's bank credit agreements declined during 2002 and 2001. See "Liquidity and Capital Resources" and Note 11 of Notes to

Financial Statements.

        Corporate and other expenses for 2002 were $173 million compared with $161 million for 2001 and $149 million for 2000. The increase in 2002 was due principally to higher pension, medical and insurance costs, the cost of expanding the scope of corporate office functions, higher incentive compensation and higher minority interest elimination, offset partly by improvements on foreign exchange transactions. The increase in pension and medical costs includes higher accretion expense on unfunded obligations under retirement plans. The increase in accretion expense on retirement plans is attributable primarily to a lower return on assets in pension plans in the last two years and increases in future medical costs. The Company recorded a net gain on foreign exchange transactions in 2002 as opposed to a loss in 2001, primarily as a result of an increase in the value of the Euro. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information on accretion expense and foreign exchange transactions. The increase in 2001 was due principally to expenses of $10 million related to the elimination of 40 salaried positions. In addition, the Company incurred higher costs related to expanding the scope of corporate office functions, and higher pension-related and foreign exchange costs, partly offset by lower charges for incentive compensation and various other items. Corporate and other expenses, shown in the Segment and Income Statement Data table in Item 6, primarily include some of the expenses classified as selling and administrative expenses in the Consolidated Statement of Income on page 38. Corporate and other expenses also include certain items classified in Other expense (income) in the Consolidated Statement of Income (see Note 5 of Notes to Financial Statements). Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, or in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

        The income tax provisions for 2002, 2001 and 2000 were $185 million, $181 million and $194 million, respectively. The effective income tax rates were 33.3% of pre-tax income in 2002, 38.0% in 2001 and 38.1% in 2000. The rate in 2001 was 37.5% excluding the effect of the expense for termination of salaried employees. The rate in 2000 was 39.75% excluding the effects of the water heater business sale and the restructuring and asset impairment charges. The rates have decreased since 2000 because of various initiatives, and an internal reorganization at the end of 1999 of the Company's subsidiary ownership that was more tax efficient than the previous structure. The rates also reflect the effects of rate differences and withholding taxes related to foreign operations, nondeductible goodwill amortization (for 2001 and 2000 only) and higher state income taxes in the U.S. See Note 7 of Notes to Financial Statements. The Company expects that its effective income tax rate in 2003 will be reduced to between 31% and 32% as a result of various tax planning initiatives.

        In 2000, the Company sold its Calorex water heater business for $68 million, resulting in a gain of $57 million ($52 million net of tax).

        In 2000, the Company announced a worldwide restructuring program which included improving efficiency through the transfer of production to locations with lower product costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and employee termination costs. In connection with that program, the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This program was essentially completed by the end of 2002. See Note 4 of Notes to Financial Statements.

Liquidity and Capital Resources

        Net cash provided by operating activities, excluding net proceeds from the initial sales of receivables, was $542 million for 2002. This compared with $496 million of net cash provided for 2001. Net proceeds from the initial sale of receivables under a new financing arrangement in Europe in 2002, less a decrease in receivables sold under a new financing arrangement in the U.S. in 2002 increased cash provided by operating activities in 2002 by $81 million to $624 million (see Note 8 of Notes to Financial Statements). Other factors contributing to the increase were higher net income, partly offset by a $55 million payment as part of the German tax settlement, a $50 million contribution to the Company's U.S. pension plan and payments of job elimination costs accrued in 2001.

        In investing activities, the Company made capital expenditures of $189 million for 2002, including $24 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $203 million in 2001, including $37 million of investments in affiliated companies and other businesses. The Company also invested $47 million in computer software in 2002, compared with $58 million in 2001, received a return of invested capital and accumulated earnings of $26 million from the dissolution of the U.S. receivables financing joint venture, and $21 million from the sale of property, plant and equipment. The 2001 period included proceeds of $27 million from sale and leaseback transactions.

        Most of the excess of cash provided by operating activities over cash used for investing activities in 2002 was used to fund financing activities totaling $420 million. This included net cash debt repayments of $337 million. Total Company debt reflected on the balance sheet was reduced by a net $253 million during 2002, as those cash repayments were partly offset by non-cash increases, including a $56 million foreign exchange translation effect and a $26 million change in the value of interest rate swaps on certain debt. Other investing activities included the purchase of $141 million of common stock, partly offset by proceeds realized from the exercise of stock options of $56 million. The Company purchased 2.1 million shares of the Company's common stock pursuant to the Company's share repurchase program. The net effect of all operating, investing and financing activities for 2002 was an increase in cash and cash equivalents of $15 million. This compares with financing activities of $283 million in 2001, including net debt repayments of $231 million and purchases of 1.9 million shares of the Company's common stock for $116 million, offset by proceeds realized from the exercise of stock options totaling $97 million. In 2001 the Company also bought back warrants for the purchase of 3 million shares of the Company's common stock held by Kelso ASI Partners, L.P. for $35 million.

        The Company has two primary bank credit agreements. The agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.15 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day U.S. dollar facility that was amended and restated on November 5, 2002 in the amount of $150 million with an expiration date of November 4, 2003. The 364-day facility has an option to renew for an additional 364 days. The Company also has a Euro-denominated, 364-day bank credit agreement of approximately $42 million (at December 31, 2002 exchange rates) that was fully utilized as of December 31, 2002. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of December 31, 2002, because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility.

        The aggregate borrowings of up to $1.15 billion provided by the new facilities can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $125 million for same-day, short-term borrowings. Each loan outstanding under these facilities is due at the end of each interest period (a maximum of 12 months). The Company can, however, concurrently reborrow the outstanding obligations subject to compliance with certain conditions contained in the new agreements.

        The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the credit agreements. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the credit agreements.

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

        At December 31, 2002, the Company's total indebtedness was $1.959 billion and annual scheduled debt maturities were $130 million, $43 million, $214 million, $737 million and $1 million for the years 2003 through 2007, respectively. The amount due in 2003 includes $125 million of 7 1/8% Senior Notes which were redeemed on their due date, February 15, 2003. The Company had remaining availability under its bank credit agreements at December 31, 2002, of $573 million after reduction for borrowings of $482 million and $95 million of outstanding letters of credit. The Company has $16 million available under other bank credit facilities after reduction for borrowings of $42 million and letters of credit usage of $7 million. In addition, the Company's other foreign subsidiaries had $241 million available at December 31, 2002, under overdraft facilities that can be withdrawn by the banks at any time. See Note 11 of Notes to Financial Statements.

        The Company's improved cash flows, the reduction in total debt outstanding and an improved credit rating have made alternative sources of financing more readily available to the Company. The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 (the "1998 Shelf Registration") will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

        On January 8, 2002, the Company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the Company's bank credit agreements.

        The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest. Those notes were classified as long-term debt as of December 31, 2002 because the Company had the ability and the intent to fund their redemption with borrowings under the five-year facility.

        In January 2003, a European subsidiary of the Company issued €30 million ($31 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

        The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance-sheet techniques: operating leases and receivables financing. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases in effect at December 31, 2002, are: $118 million in 2003; $92 million in 2004; $73 million in 2005; $59 million in 2006; $51 million in 2007; and $58 million thereafter, a total of $451 million. That total represents the equivalent of approximately $365 million of off-balance-sheet debt, discounted at an assumed rate of 7.5%.

        To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. See Note 8 of Notes to Financial Statements. As part of these facilities, the Company formed wholly owned, special-purpose entities (the "SPEs") for the sole purpose of buying and selling receivables generated by the Company. Under these facilities, the Company, irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs which in turn, sell them, or undivided ownership interests in them, to conduits administered by banks. The assets of the SPEs are not available to pay the claims of the Company, American Standard Inc., or any other entity. The Company retains a subordinated interest in the receivables sold of approximately 10% to 15% in Europe and 40% in the U.S. The conduits obtain the funds to purchase the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $435 million (€250 million, or approximately $260 million at current exchange rates under the European facility, and $175 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. These facilities are for three years, subject to annual renewals and for the European facility, the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's retained interest is recorded at fair value in other current assets in the Company's Consolidated Balance Sheet. Losses are recognized when the receivables are sold to the extent that the cash and value of the retained interest is less than the net book value of the receivables sold. Those losses amounted to $21.5 million for 2002, and were recorded in cost of sales in the Consolidated Statement of Income and in Corporate and other expenses in the Segment and Income Statement Data on page 20.

        In addition, on August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The proceeds from the initial sale of receivables under the new European and U.S. arrangements, net of the effect of termination of previously existing arrangements, resulted in an increase in cash flows of $81 million. In connection with terminating its interest in the partnership with Transamerica, the Company realized cash proceeds of $26 million.

        Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. These Senior Notes are not subject to redemption. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include refinancing existing debt as it matures, certain investments, acquisitions, additions to working capital or capital expenditures.

        In conjunction with a secondary public offering of the Company's common stock in 1997, the Company issued to Kelso ASI Partners, L.P. warrants to purchase 3 million shares of the Company's common stock at $55 per share. In the second quarter of 2001 the Company bought back these warrants for $35 million.

        The Company's Board of Directors has approved plans to purchase up to $700 million of the Company's common stock (including $150 million approved on February 6, 2003) to offset the dilutive effect of issuing shares of common stock pursuant to the Company's stock option plans and other incentive and benefit plans funded with shares of stock. Pursuant to these authorizations, the Company purchased 2,075,200 shares in 2002 for $141 million, 1,921,050 shares in 2001 for $116 million, 3,559,900 shares in 2000 for $148 million, 113,600 shares in 1999 for $4 million, and 2,675,750 shares in prior years for $84 million. As of February 6, 2003, the unexpended authorization was $183 million, after purchases of 350,000 shares for $24 million in 2003 through that date.

        In 2002, the Company concluded negotiations with The State Finance Administration for North Rhine-Westphalia, Germany concerning certain tax issues covering the years 1984 through 1994. On January 15, 2002, the Company settled all issues for those years by making a cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had made provision for those issues, the settlement had no impact on results of operations. See Note 7 of Notes to Financial Statements.

Capital Expenditures

        The Company's capital expenditures for 2002 were $189 million (including $24 million of investments in affiliated companies), compared with $203 million for 2001. Capital spending in 2002 was devoted primarily to equipment for the manufacture of new products and productivity improvements.

        Capital expenditures for Air Conditioning Systems and Services for 2002 were $93 million (including $24 million of investments in affiliated companies), a decrease of 8% from 2001 expenditures of $101 million (including $14 million of investments in affiliated companies). Major expenditures in 2002 primarily related to projects for new products and product improvements and improvements related to productivity.

        Bath and Kitchen's capital expenditures for 2002 were $61 million, a decrease of 15% from 2001 capital expenditures of $72 million (including investments in affiliated companies of $23 million). Major expenditures in 2001 included expansion of plants in Mexico and Bulgaria and projects related to new products, and product and process improvements.

        Capital expenditures for Vehicle Control Systems in 2002 were $35 million compared with $30 million in 2001, an increase of 17%. Expenditures in 2002 were primarily related to expansion of Polish operations, including capital equipment for new products and process improvements.

        The Company believes capital spending in recent years, although somewhat lower in 2001 and 2002 than in recently preceding years, has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. Six Sigma projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. The Company expects to continue investing to expand and modernize its existing facilities and to consider entering into joint ventures and making complementary acquisitions. The Company expects to make capital expenditures in 2003 of approximately $200 million, excluding potential acquisitions and capitalized computer software.

Effect of Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For the disclosures required by that Statement, see Note 2 of Notes to Financial Statements, Accounting Policies-Stock-Based Compensation. The FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For the disclosures required by that Interpretation, see Note 14 of Notes to Financial Statements. In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. That interpretation will have little effect on the Company since the three variable interest entities in which the Company has an interest are fully consolidated in the Company's financial statements. Other recently issued FASB statements that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included No. 143, Accounting for Asset Retirement Obligations; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

        Post-retirement benefits—The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. A decrease of one percentage point in the assumed rate of return on plan assets and a commensurate decrease in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $20 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $23 million.

        Warranties—Products sold are generally covered by a warranty for periods ranging from one to ten years for most products, and for the lifetime of certain bath and kitchen faucets. At the time of sale the Company accrues a warranty reserve for estimated costs to provide equipment, parts or services to satisfy warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience.

Changes in estimates to warranty accruals made in prior years can vary significantly, and sometimes unexpectedly. Such changes in estimates decreased warranty expense by a net $8 million in 2001 and increased it by a net $6 million in 2002. See Note 14 of Notes to Financial Statements in Item 8 for a three-year summary of warranty costs.

        Goodwill——In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges for them. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and analyzed its goodwill for impairment during 2002, and will make similar evaluations on a periodic basis in the future. During 2002, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets and determined that there was no impairment.

        Income taxes—The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $114 million. A decrease in that valuation allowance of 10% would increase net income by approximately $11 million.

        Commitments and Contingencies—The Company is subject to proceedings, lawsuits and other claims related to environmental, asbestos, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. The liability recorded may change in the future due to new developments in any of the matters.

Cyclical and Seasonal Nature of Business

        Approximately 60% of Air Conditioning Systems and Services and Bath and Kitchen sales on a combined basis are to the replacement, remodeling and repair markets that tend to be less cyclical than other markets. In 2002, only about 7% of the Company's sales were associated with new housing in the U.S. and about 13% with new commercial construction in the U.S., both of which are cyclical. The Company's geographic diversity mitigates the effects of fluctuations in individual new construction markets. Vehicle Control Systems' sales are dependent to a large extent on production levels of medium-sized and heavy trucks and buses, particularly in Europe and the U.S., which have been cyclical.

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

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" "intends" and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in the "Notes to Financial Statements" under the headings "Restructuring and Asset Impairment Charges," "Tax Matters," and in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Many important factors could cause actual results to differ materially from management's expectations, including:

  •
  the level of construction activity in the Company's Air Conditioning Systems and Services' and Bath and Kitchen markets and the level of truck and bus production in the Company's Vehicle Control Systems markets;

  •
  the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

  •
  unpredictable difficulties or delays in the development of new product technology;

  •
  changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company's markets;

  •
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

  •
  the ability of the Company to effectively and timely implement remedial programs to overcome operational issues in Bath and Kitchen's U.S. and French operations;

  •
  the impact on the Company or a segment from the loss of a customer or a few customers;

  •
  risks generally relating to the Company's international operations, including governmental, regulatory or political changes;

  •
  changes in environmental, health or other regulations that may affect one or more of the Company's products or potential products;

  •
  the extent to which the Company will incur future asbestos claims and the extent to which it can recover the cost of those claims from its insurance carriers or other parties, or changes in legislation affecting claims criteria;

  •
  changes in laws or different interpretations of laws that may affect the Company's expected effective tax rate for 2003;

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

        To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income. The Company generally does not enter commodity hedges extending beyond eighteen months. The notional value of commodity-forward contracts outstanding as of December 31, 2002 and 2001, was $65 million and $63 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $6 million as of December 31, 2002 and $6 million as of December 31, 2001.

        The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Poland, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan and Egypt. In addition, the Company conducts business in these and other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 29 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a significant and growing portion of the Company's products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company's borrowings. The Company is also subject to political risks in its foreign operations.

        Since the Company sells certain finished products in currencies different than the currency of the subsidiary that manufactured the products, the Company is exposed to foreign currency risk on such transactions. The Company hedges some of this risk by entering foreign-currency-forward contracts that effectively fix the transaction cost. Cash settlement proceeds or payments upon maturity of the contracts are included in the price of the transaction hedged, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income. The Company generally does not enter currency hedges extending beyond one year. The notional value of foreign exchange forward contracts outstanding as of December 31, 2002 and 2001, was $5 million and $19 million, respectively. A 10% change in the exchange rate of the currencies hedged would change the fair value of the contracts by approximately $1 million as of December 31, 2002 and $2 million as of December 31, 2001. See Note 13 of Notes to Financial Statements for more information on financial instruments.

        To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness. The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2002, was $300 million. Including that $300 million, as of December 31, 2002, approximately $900 million of the Company's $2.0 billion total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $4.2 million as of December 31, 2002.

        To convert Euro and Pounds Sterling financing under the European receivables securitization program to U.S. dollar equivalent financing, the Company enters into currency-forward contracts that effectively fix the transaction costs in U.S. dollars. These forward contracts are defined as speculative hedges and accordingly, changes in the market value of the contracts are recorded in other income/expense as incurred, with a corresponding increase or decrease in other assets. The recorded gains or losses are essentially offset by gains or losses on the Company's Euro-and Sterling-denominated debt.

        The Company has commitments and performance guarantees, including energy savings guarantees totaling $35 million extending from 2003 to 2020, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2002 the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Financial Statements

        The accompanying consolidated balance sheet at December 31, 2002 and 2001, and related consolidated statements of income, shareholders' equity (deficit) and cash flows for the years ended December 31, 2002, 2001 and 2000, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company's financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company's financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.

Frederic M. Poses Chairman and Chief Executive Officer	G. Peter D'Aloia Senior Vice President and Chief Financial Officer	Richard S. Paradise Vice President and Controller
February 5, 2003

Report of Independent Auditors

The Board of Directors and Shareholders of American Standard Companies Inc.

        We have audited the accompanying consolidated balance sheet of American Standard Companies Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

New York, New York
February 5, 2003

CONSOLIDATED STATEMENT OF INCOME

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions, except share data)
Sales	$7,795.4	$7,465.3	$7,598.4

Costs, expenses and other income:
Cost of sales	5,912.9	5,617.5	5,727.7
Selling and administrative expenses	1,190.5	1,194.1	1,167.9
Restructuring and asset impairment charges	—	—	69.6
Gain on sale of water heater business	—	—	(57.3)
Other expense (income)	6.8	8.7	(17.6)
Interest expense	129.0	168.7	198.7

	7,239.2	6,989.0	7,089.0

Income before income taxes	556.2	476.3	509.4
Income taxes	185.2	181.3	194.2

Net income applicable to common shares	$371.0	$295.0	$315.2

Net income per common share:
Basic	$5.13	$4.13	$4.49

Diluted	$5.04	$4.04	$4.36

Average outstanding common shares:
Basic	72,349,975	71,453,219	70,123,285
Diluted	73,641,566	73,117,996	72,197,672

See Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
	2002	2001
	(Dollars in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$96.6	$82.1
Accounts receivable, less allowance for doubtful accounts—$38.1 in 2002; $35.4 in 2001	881.4	998.3
Inventories	770.7	657.1
Future income tax benefits	48.7	62.1
Other current assets	217.0	96.8

Total current assets	2,014.4	1,896.4
Facilities, at cost, net of accumulated depreciation	1,430.1	1,362.8
Goodwill, net of accumulated amortization of $370.9 in 2002; $342.6 in 2001	1,012.8	929.0
Capitalized software costs, net of accumulated amortization— $131.7 in 2002; $85.9 in 2001	242.0	234.8
Debt issuance costs, net of accumulated amortization— $17.4 in 2002; $13.2 in 2001	26.5	31.6
Other assets	418.0	376.8

	$5,143.8	$4,831.4

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$36.3	$58.7
Current maturities of long-term debt	4.5	11.4
Accounts payable	601.6	604.1
Accrued payrolls	281.0	265.2
Current portion of warranties	118.0	109.4
Taxes on income	98.9	172.9
Other accrued liabilities	525.3	466.6

Total current liabilities	1,665.6	1,688.3
Long-term debt	1,918.4	2,142.0
Other long-term liabilities:
Post-retirement benefits	623.3	489.5
Warranties	197.9	190.5
Deferred tax liabilities	108.9	85.1
Other	399.9	326.1

Total liabilities	4,914.0	4,921.5
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued and outstanding: 2002—72,613,736; 2001—72,071,944.7		.7
Capital surplus	724.4	707.2
Unearned compensation	(2.3)	(5.2)
Treasury stock, at cost: 11,301,604 shares in 2002; 11,797,180 in 2001	(534.6)	(505.3)
Retained earnings	428.0	57.0
Accumulated other comprehensive income:
Foreign currency translation effects	(309.2)	(331.8)
Deferred loss on hedge contracts, net of tax	(2.0)	(1.0)
Minimum pension liability adjustment, net of tax	(75.2)	(11.7)

Total shareholders' equity (deficit)	229.8	(90.1)

	$5,143.8	$4,831.4

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Cash provided (used) by:
Operating activities:
Net income	$371.0	$295.0	$315.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150.3	153.9	146.8
Amortization of goodwill	—	32.2	32.3
Amortization of capitalized software and other intangibles	62.4	46.2	34.3
Equity in earnings of unconsolidated joint ventures, net of dividends received	(13.5)	(2.8)	(8.7)
Non-cash stock compensation	55.4	60.1	5.8
Job elimination expenses accrued	—	53.0	—
Deferred income taxes	67.2	43.7	(3.0)
Restructuring and asset impairment charges accrued	—	5.5	69.6
Gain on sale of property, plant and equipment	(3.3)	(6.2)	(1.0)
Gain on sale of water heater business	—	—	(57.3)
Changes in assets and liabilities:
Accounts receivable	(52.6)	7.3	(75.0)
Inventories	(89.3)	(57.9)	(116.1)
Accounts payable	(36.8)	(49.1)	105.4
Other accrued liabilities and taxes	(13.9)	(66.1)	(48.0)
Post-retirement benefits	(16.6)	8.9	(15.5)
Other assets	52.4	(34.6)	105.4
Other long-term liabilities	9.5	6.7	(14.9)

Net cash provided by continuing operations before proceeds from initial sale of receivables	542.2	495.8	475.3
Proceeds from initial sale of receivables, net	81.4	—	—
Net cash used by discontinued operations	—	—	(17.2)

Net cash provided by operating activities	623.6	495.8	458.1

Investing activities:
Purchases of property, plant and equipment	(165.1)	(166.5)	(218.9)
Investments in affiliated companies and other businesses	(23.6)	(36.9)	(40.2)
Investments in computer software	(46.9)	(58.3)	(65.3)
Proceeds from dissolution of receivables financing joint venture	25.8	—	—
Proceeds from disposal of property, plant and equipment	21.4	11.4	16.7
Proceeds from sale and leaseback transactions	—	26.6	—
Proceeds from sale of water heater and medical businesses	—	—	98.5
Other	(1.1)	9.3	(1.8)

Net cash used by investing activities	(189.5)	(214.4)	(211.0)

Financing activities:
Repayments of long-term debt, including redemption premiums	(43.6)	(27.7)	(127.2)
Net change in revolving credit facilities	(272.3)	(179.0)	31.7
Net change in other short-term debt	(24.5)	(24.0)	.5
Purchases of treasury stock	(141.1)	(116.5)	(147.5)
Purchase of warrants	—	(35.2)	—
Proceeds from exercise of stock options	56.1	96.9	21.7
Other	5.4	2.7	.1

Net cash used by financing activities	(420.0)	(282.8)	(220.7)

Effect of exchange rate changes on cash and cash equivalents	.4	(1.9)	(2.2)

Net increase (decrease) in cash and cash equivalents	14.5	(3.3)	24.2
Cash and cash equivalents at beginning of period	82.1	85.4	61.2

Cash and cash equivalents at end of period	$96.6	$82.1	$85.4

Cash paid during the year for:
Interest	$125.1	$169.0	$199.0
Taxes	$115.4	$105.0	$125.9

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
AMERICAN STANDARD COMPANIES INC.

						Accumulated Other Comprehensive Income
	Common Stock	Capital Surplus	Unearned Compensation	Treasury Stock	Retained Earnings (Accumulated Deficit)	Deferred Loss on Hedge Contracts	Foreign Currency Translation Effects	Minimum Pension Liability Adjustment	Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 1999	$.7	$595.1	—	$(363.4)	$(553.2)	—	$(175.7)		—
Net income	—	—	—	—	315.2	—	—	—	$315.2
Foreign currency translation	—	—	—	—	—	—	(136.3)	—	(136.3)

Total comprehensive income									$178.9

Treasury stock purchased	—	—	—	(147.5)	—	—	—	—
Stock options exercised including tax benefit	—	29.5	—	—	—	—	—	—
Treasury shares issued to acquire sales offices	—	(5.5)	—	32.1	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	(2.1)	—	9.5	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	—	—	3.0	—	—	—	—
Issuance of restricted stock	—	(.6)	(10.8)	11.4	—	—	—	—
Amortization of unearned compensation-restricted stock	—	—	2.8	—	—	—	—	—
Compensation charge upon acceleration of option vesting	—	2.5	—	—	—	—	—	—
Other common stock issued	—	(1.1)	—	1.5	—	—	—	—

Balance at December 31, 2000	.7	617.8	(8.0)	(453.4)	(238.0)	—	(312.0)	—
Net income	—	—	—	—	295.0	—	—	—	$295.0
Foreign currency translation	—	—	—	—	—	—	(19.8)	—	(19.8)
Deferred loss on hedge contracts	—	—	—	—	—	(1.0)	—	—	(1.0)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(11.7)	(11.7)

Total comprehensive income									$262.5

Treasury stock purchased	—	—	—	(116.5)	—	—	—	—
Warrants purchased	—	(35.2)	—	—	—	—	—	—
Stock options exercised including tax benefit	—	106.4	—	20.2	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	14.3	—	41.1	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	.4	—	6.7	—	—	—	—
Amortization of unearned compensation-restricted stock	—	—	2.8	—	—	—	—	—
Compensation charge upon acceleration of option vesting	—	1.1	—	—	—	—	—	—
Other common stock issued or reacquired	—	2.4	—	(3.4)	—	—	—	—

Balance at December 31, 2001	.7	707.2	(5.2)	(505.3)	57.0	(1.0)	(331.8)	(11.7)
Net income	—	—	—	—	371.0	—	—	—	$371.0
Foreign currency translation	—	—	—	—	—	—	22.6	—	22.6
Deferred loss on hedge contracts	—	—	—	—	—	(1.0)	—	—	(1.0)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(63.5)	(63.5)

Total comprehensive income									$329.1

Treasury stock purchased	—	—	—	(141.1)	—	—	—	—
Stock options exercised including tax benefit	—	(3.6)	—	72.8	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	17.9	—	34.7	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	1.7	—	5.6	—	—	—	—
Amortization of unearned compensation-restricted stock	—	—	2.9	—	—	—	—	—
Other common stock issued or reacquired	—	1.2	—	(1.3)	—	—	—	—

Balance at December 31, 2002	$.7	$724.4	$(2.3)	$(534.6)	$428.0	$(2.0)	$(309.2)	$(75.2)

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

AMERICAN STANDARD COMPANIES INC.

NOTE 1. Description of Company

        American Standard Companies Inc. (the "Company") is a Delaware corporation and owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. ("ASII"), both Delaware corporations. In these notes, "American Standard" or "the Company" will refer to the Company, or to the Company and American Standard Inc. and ASII, including their subsidiaries, as the context requires.

        American Standard is a global diversified manufacturer of high quality, brand-name products in three major business groups: air conditioning systems and services for commercial, institutional and residential buildings; fixtures and fittings for bathrooms and kitchens; and vehicle control systems for medium-sized and heavy trucks, buses, trailers, sport utility vehicles and luxury cars.

NOTE 2. Accounting Policies

        Financial Statement Presentation—The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company's equity in undistributed earnings. Certain reclassifications of amounts reported in prior years have been made to conform to the 2002 classifications.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, warranties, goodwill, income taxes and commitments and contingencies.

        Foreign Currency Translation—Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders' equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Income, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

        The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were $.3 million in 2002, $2.6 million in 2001 and $3.4 million in 2000.

        Revenue Recognition—Sales of manufactured products are principally recorded when shipment occurs and title passes to a customer. For air conditioning equipment, installation and services sold under long-term contracts, revenue is recorded on the percentage-of-completion method. Revenue under long-term service contracts for the maintenance of air conditioning equipment is recorded over the term of the contract. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales.

        Cash Equivalents—Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

        Inventories—Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

        Facilities—The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are expensed as incurred.

        Computer Software—The Company capitalizes the costs of obtaining or developing computer software, including directly related payroll costs. The Company amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use.

        Goodwill—In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules at the beginning of 2002. Application of the non-amortization provisions of FAS 142 resulted in an increase in net income of approximately $30 million, or $.40 per diluted share in 2002, and will result in a similar effect in subsequent years. During 2002, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets and determined that there was no impairment.

        Following is a summary of net income for the years ended December 30, 2002, 2001 and 2000 as reported and as adjusted to exclude goodwill amortization (dollars in millions):

	Year Ended December 30,
	2002	2001	2000
Reported net income	$371.0	$295.0	$315.2
Add goodwill amortization, net of income taxes (a)	—	29.7	30.5

Adjusted net income	$371.0	$324.7	$345.7

Basic earnings per share:
Reported net income	$5.13	$4.13	$4.49
Goodwill amortization	—	.41	.44

Adjusted net income	$5.13	$4.54	$4.93

Diluted earnings per share:
Reported net income	$5.04	$4.04	$4.36
Goodwill amortization	—	.40	.43

Adjusted net income	$5.04	$4.44	$4.79

(a)
In certain foreign countries goodwill amortization is deductible for tax purposes.

        In addition, the Company assesses long-lived assets for impairment periodically, including goodwill associated with assets acquired in a purchase business combination or when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

        Debt Issuance Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

        Warranties—The Company provides for estimated warranty costs at the time of sale of products sold with a limited warranty. The Company also sells extended warranty contracts on certain products, and the revenues therefrom are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. See Note 14 for a summary of warranties.

        Post-retirement Benefits—Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions.

        Depreciation—Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 10 years for machinery and equipment.

        Research and Development Expenses—Research and development costs are expensed as incurred. The Company expended approximately $185 million in 2002, $184 million in 2001 and $176 million in 2000 for research activities and product development and for product engineering. Expenditures for research and product development only were $129 million, $133 million and $126 million in the respective years.

        Income Taxes—Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

        Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $122 million, $127 million and $123 million of advertising costs in 2002, 2001 and 2000, respectively.

        Earnings Per Share—Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share included average incremental shares of 1,291,591 in 2002, 1,664,777 in 2001 and 2,074,387 in 2000, primarily from the assumed exercise of stock options issued under the Company's stock option plans (see Note 12).

        Comprehensive Income—Comprehensive income consists of net income, deferred gains or losses on hedge contracts, foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the Consolidated Statement of Shareholders' Equity (Deficit). The Company's investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

        Financial Instruments with Off-Balance-Sheet Risk—The Company from time to time enters into agreements to reduce its risk related to foreign currency, commodity prices and interest rates. Gains and losses from underlying rate or price changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are included as a component of foreign currency translation effects in shareholders' equity or included as a component of the transaction. Gains or losses from ineffective hedges are included in income (see Note 13).

        Stock-Based Compensation—The Company has three stock-based compensation plans-the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan ("ESPP")-which are described in Note 12. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company's common stock at a specified price, and also has made grants of restricted shares. The 2002 Omnibus Incentive Plan was approved by shareholders on May 2, 2002. Under the ESPP, employees are entitled to purchase shares of the Company's common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Nor is compensation cost recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Net income, as reported	$371.0	$295.0	$315.2
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(22.4)	(17.9)	(17.5)

Pro forma net income	$348.6	$277.1	$297.7

Earnings per share:
Basic—as reported	$5.13	$4.13	$4.49

Basic—pro forma	$4.82	$3.88	$4.25

Diluted—as reported	$5.04	$4.04	$4.36

Diluted—pro forma	$4.74	$3.79	$4.12

        The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.49% in 2002, 4.4% in 2001, and 5.12% in 2000; volatility of 29% in 2002, 30% in 2001, and 31% in 2000; an expected average life of 5 years in 2002 and 2001, and 6 years in 2000; and a dividend yield of zero.

NOTE 3. Effect of Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. For the disclosures required by that Statement, see Note 2 of Notes to Financial Statements, Accounting Policies-Stock-Based Compensation. The FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For the disclosures required by that Interpretation, see Note 14 of Notes to Financial Statements. In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. That interpretation will have little effect on the Company since the three variable interest entities in which the Company has an interest are fully consolidated in the Company's financial statements. Other recently issued FASB statements that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included No. 143, Accounting for Asset Retirement Obligations;No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

NOTE 4. Restructuring and Asset Impairment Charges

        In 2000, the Company announced a worldwide restructuring program which included improving efficiency through the transfer of production to locations with lower costs, the closure of manufacturing and administrative facilities, outsourcing production of certain products, capitalizing on synergistic opportunities in several businesses and workforce reductions. In connection with this program, in the fourth quarter of 2000 the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million net of tax benefits, or $.71 per diluted share). This charge was comprised of $26 million for Air Conditioning Systems and Services, $34 million for Bath and Kitchen and $15 million for Vehicle Control Systems, offset by a $5 million reversal of restructuring charges recorded previously for an earlier restructuring program that the Company was able to complete at lower cost than originally estimated. The Air Conditioning Systems and Services charge included costs related to a workforce reduction of 700 people to integrate international operations, costs of lease obligations on properties no longer to be used, and asset impairment charges. The Bath and Kitchen charge included an asset impairment write-down related to the closure of one plant in the U.S. and a related workforce reduction of 250 people related to the transfer of production to other facilities in the U.S. and Mexico. The Bath and Kitchen charge also included termination costs for a workforce reduction of 350 people related to the centralization and realignment of certain functions in western Europe, the Americas and Asia to eliminate redundancies. The Vehicle Control Systems charge primarily reflected the transfer of production to the lower-labor-cost facility in Poland and consolidation of certain operations and administrative functions in western Europe to eliminate redundancies, resulting in a net workforce reduction of 450 people.

        In 2001 the majority of the actions described above were completed for substantially the same amounts as originally accrued. With respect to the other actions the Company was able to settle certain items on more favorable terms than expected and others on less favorable terms. Additionally, the scope of certain activities was expanded and of others reduced. For Air Conditioning Systems and Services, the Company was able to terminate certain employees on more favorable terms than originally contemplated and terminate lease obligations more favorably than expected, resulting in a $5 million reversal of the accrual. However, the Company incurred additional costs of $4 million, principally related to discontinuing certain product lines in Europe. This additional cost was charged to expense in 2001. Bath and Kitchen terminated fewer people than planned, resulting in a $3 million reversal of the 2000 accrual. However, in 2001 Bath and Kitchen incurred additional costs, principally severance of $2 million in North America. For Vehicle Control Systems the Company did not undertake all of the planned consolidation activities with respect to administrative functions in western Europe and therefore reversed $4 million of the 2000 accrual. However, the planned transfer of production to Poland was expanded and accelerated, resulting in additional costs of $11 million, primarily for severance, which was charged to expense in 2001.

        This restructuring program was essentially complete at the end of 2002. Following is a summary of the restructuring and asset impairment activity through December 31, 2002 (dollars in millions):

						Charges Paid in
	Initial Charge 2000	Non-Cash Write-off in 2000	Balance Dec. 31, 2000	Charges Accrued in 2001	Charges Reversed in 2001	2001	2002	Balance Dec. 31, 2002
Termination payments and other employee costs	$47.4	$—	$47.4	$11.7	$(9.4)	$(44.8)	$(3.1)	$1.8
Asset impairments	24.1	(24.1)	—	—	—	—	—	—
Other	3.7	—	3.7	6.1	(2.9)	(5.5)	(1.4)	—

	$75.2	$(24.1)	$51.1	$17.8	$(12.3)	$(50.3)	$(4.5)	$1.8

NOTE 5. Other Expense (Income)

        Other expense (income) was as follows:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Interest income	$(1.4)	$(2.2)	$(3.6)
Equity in net income of unconsolidated joint ventures	(26.6)	(18.5)	(30.0)
Minority interest elimination	10.7	7.6	9.4
Accretion expense on retirement plans	30.3	16.1	10.7
Foreign exchange (gain) loss	(6.8)	11.5	4.3
Other, net	0.6	(5.8)	(8.4)

	$6.8	$8.7	$(17.6)

        The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is in Meritor WABCO Vehicle Control Systems ("Meritor/WABCO"). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck, trailer, bus and sport utility vehicle manufacturers and providing aftermarket distribution for Vehicle Control Systems. The increase in equity in net income of unconsolidated joint ventures in 2002 from 2001 was primarily attributable to an increase in the net income of the Company's joint venture in India (Sundaram Clayton Ltd.) as a result of strong sales in local markets, and an increase in net income in its Alliance Compressor joint venture in the U.S. from improved productivity. The decrease in equity in net income of unconsolidated joint ventures in 2001 from 2000 was attributable to a significant decline in the U.S. truck manufacturing market and correspondingly, a reduction in the net income of Meritor/WABCO. The increase in accretion expense on retirement plans in the last two years is attributable primarily to a lower return on assets in pension plans and increases in future medical costs. The Company realized a net gain on foreign exchange transactions in 2002 as opposed to a loss in 2001, as a result of an increase in the value of the Euro. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Income Statement Data, for additional information on year-over-year changes in items of other income and expense.

NOTE 6. Post-retirement Benefits

        The Company sponsors post-retirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the "ESOP") and a 401(k) savings plan (the "Savings Plan") for the Company's U.S. salaried employees and certain U.S. hourly employees. The ESOP and Savings Plan are individual-account defined contribution plans. Shares of the Company's common stock held by the ESOP and Savings Plan are allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation in the ESOP, and a matching Company contribution to the Savings Plan of up to 6% of covered compensation invested in the Savings Plan by employees). Prior to December 31, 2002, the 3% basic allocation and the 6% matching contribution were made to the ESOP. On December 31, 2002, the 6% matching contributions were transferred into the Savings Plan. Since 2000, the Company has funded basic and matching allocations through weekly contributions of shares of the Company's common stock based upon the closing price each Friday for those shares quoted on the New York Stock Exchange. The Company will fund the ESOP and Savings Plan in future years through contributions of either cash or shares of the Company's common stock.

        Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees' compensation during the last years of employment. In the U.S. the Company also provides various post-retirement health and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. At December 31, 2002, funded plan assets related to pensions were held primarily in fixed income and equity funds. Post-retirement health and life insurance benefits are funded as incurred.

        The following table provides a reconciliation of the changes in pension and post-retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001:

	2002	2002	2002	2001	2001	2001
	Domestic Pension Benefits	Domestic Health & Life Ins. Benefits	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Health & Life Ins. Benefits	Foreign Pension Benefits
	(Dollars in millions)
Reconciliation of benefit obligation:
Obligation at beginning of year	$510.6	$280.5	$557.3	$454.2	$206.7	$544.1
Service cost	13.3	7.6	23.2	12.2	6.6	19.9
Interest cost	35.4	18.5	31.9	34.4	14.2	28.1
Participant contributions	—	3.2	3.4	—	3.6	2.7
Plan amendments	14.3	(19.0)	—	18.4	1.2	—
Actuarial loss (gain)	7.6	4.0	(6.5)	23.4	66.7	14.6
Divestitures	—	—	—	—	—	(.7)
Benefit payments	(32.2)	(19.1)	(34.6)	(32.0)	(18.5)	(33.2)
Effect of settlement	—	—	0.7	—	—	—
Foreign exchange effects	—	—	74.2	—	—	(18.2)

Obligation at end of year	$549.0	$275.7	$649.6	$510.6	$280.5	$557.3

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	385.4	—	326.9	$449.7	$—	$367.9
Actual return (loss) on assets	(26.2)	—	(41.3)	(34.6)	—	(23.5)
Divestitures	—	—	(1.3)	—	—	—
Employer contributions	51.0	15.9	31.6	2.3	14.9	26.3
Participant contributions	—	3.2	3.4	—	3.6	2.7
Benefit payments	(32.2)	(19.1)	(34.6)	(32.0)	(18.5)	(33.2)
Other expenses	—	—	(2.1)	—	—	(2.4)
Foreign exchange effects	—	—	28.0	—	—	(10.9)

Fair value of plan assets at end of year	$378.0	$—	$310.6	$385.4	$—	$326.9

Funded Status at December 31:
Funded status	$(171.0)	$(275.7)	$(339.0)	$(125.2)	$(280.5)	$(230.4)
Unrecognized prior service cost (benefit)	59.3	(44.5)	4.8	50.7	(4.5)	5.7
Unrecognized net actuarial (gain) loss	102.2	121.1	88.4	34.6	98.4	20.0

Net amount recognized	$(9.5)	$(199.1)	$(245.8)	$(39.9)	$(186.6)	$(204.7)

        The following table provides a summary of pension plans with assets in excess of accumulated benefit obligations and plans with accumulated benefit obligations in excess of assets for the foreign and domestic pension benefits as of December 31:

	2002	2002	2001	2001
	Assets In Excess of Accumulated Benefit Obligations	Accumulated Benefit Obligations In Excess of Assets	Assets In Excess of Accumulated Benefit Obligations	Accumulated Benefit Obligations In Excess of Assets
	(Dollars in millions)
Domestic pension benefits:
Projected benefit obligation	$—	$549.0	$—	$510.6
Accumulated benefit obligation	—	534.6	—	491.8
Fair value of plan assets	—	378.0	—	385.4
Accrued benefit liabilities	—	(159.1)	—	(108.8)
Intangible asset	—	58.9	—	49.7
Accumulated other comprehensive income	—	90.6	—	19.2
Foreign pension benefits:
Projected benefit obligation	$251.0	$398.6	$290.1	$267.2
Accumulated benefit obligation	205.4	380.6	247.9	242.7
Fair value of plan assets	237.1	73.5	312.1	14.8
Prepaid benefit costs (accrued benefit liabilities)	54.9	(330.8)	57.1	(261.8)
Intangible asset	—	1.8	—	—
Accumulated other comprehensive income	—	28.3	—	—

        For certain domestic and foreign plans for which the accumulated benefit obligation exceeded the total of plan assets, in 2002 and 2001 the Company recorded an additional minimum liability of $110.7 million and $68.9 million, respectively, as part of its liability for post-retirement benefits. In connection with recording the additional minimum liability, an intangible asset was recorded in Other Assets for $11.0 million and $49.7 million as of December 31, 2002 and 2001, to the extent of unrecognized prior service cost, and accumulated other comprehensive income (in shareholders' equity/deficit) was charged $99.7 million ($63.5 million net of tax) in 2002 and $19.2 million ($11.7 million net of tax) in 2001.

        The projected benefit obligation for post-retirement benefits was determined using the following assumptions:

	2002	2002	2001	2001
	Domestic	Foreign	Domestic	Foreign
Assumptions as of December 31:
Discount rate	6.75%	4.25%-6.50%	7.25%	4.25%-6.50%
Long-term rate of inflation	2.80%	.05%-2.80%	2.80%	.05%-2.80%
Merit and promotion increase	1.70%	1.70%	1.70%	1.70%
Rate of return on plan assets for the year	8.50%	4.75%-6.50%	9.00%	5.00%-7.00%

        The weighted-average annual assumed rate of increase in the health care cost trend rate is 10% for 2002 and is assumed to decrease to 9.5% in 2003 and gradually decline to 5% over the next 10 years. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

	1% Increase	1% Decrease
	(Dollars in millions)
Effect on the health care component of accumulated post-retirement obligation	$20.9	$(17.7)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$2.4	$(2.0)

        Total post-retirement costs were:

	Year ended December 31,
	2002	2001	2000
	(Dollars in millions)
Pension benefits	$55.6	$32.5	$29.1
Health and life insurance benefits	28.3	20.1	19.3

Defined benefit plan cost	83.9	52.6	48.4
Defined contribution plan cost, principally ESOP	52.6	55.4	49.7

Total post-retirement costs, including accretion expense	$136.5	$108.0	$98.1

        Post-retirement pension, health and life insurance costs had the following components:

	Year Ended December 31,
	2002	2002	2001	2001	2000	2000
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
	(Dollars in millions)
Service cost-benefits earned during the period	$36.5	$7.6	$32.1	$6.6	$33.3	$5.4
Interest cost on the projected benefit obligation	67.3	18.5	62.5	14.2	62.3	14.6
Less assumed return on plan assets	(54.9)	—	(60.6)	—	(68.8)	—
Amortization of prior service cost	5.6	(1.5)	4.9	(.7)	4.3	(0.7)
Amortization of net (gain) loss	(0.8)	3.7	(6.4)	—	(3.8)	—

Defined benefit plan cost	53.7	28.3	32.5	20.1	27.3	19.3

Curtailment loss	1.9	—	—	—	1.8	—

Net defined benefit plan cost after curtailments	$55.6	$28.3	$32.5	$20.1	$29.1	$19.3

Accretion expense (income) reflected in "Other expense (income)"	$11.8	$18.5	$1.9	$14.2	$(3.9)	$14.6

        Amortization of prior service costs is computed on the straight-line method over the average remaining service period of active participants.

NOTE 7. Income Taxes

        The Company's income before income taxes and the applicable provision (benefit) for income taxes were:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Income before income taxes:
Domestic	$279.5	$326.5	$268.9(a	)
Foreign	276.7	149.8	240.5(a	)

	$556.2	$476.3	$509.4

Provision (benefit) for income taxes:
Current:
Domestic	$64.3	$116.8	$109.5
Foreign	17.8	20.8	87.7

	82.1	137.6	197.2

Deferred:
Domestic	56.6	18.1	12.5
Foreign	46.5	25.6	(15.5)

	103.1	43.7	(3.0)

Total provision	$185.2	$181.3	$194.2

(a)
Includes $57.3 million gain on sale of water heater business in 2000: domestic $7.9 million; foreign $49.4 million. Associated taxes of $5.7 million were all foreign.

        A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2002, 2001 and 2000 to the income before income taxes is as follows:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Tax provision at statutory rate	$194.7	$166.7	$178.3
Decrease in valuation allowance	(2.5)	(6.8)	(12.0)
Nondeductible goodwill amortization and goodwill write-offs	—	7.5	7.1
Foreign tax effects	(16.1)	(.9)	12.0
State tax provision	7.7	9.9	7.3
Other, net	1.4	4.9	1.5

Total provision	$185.2	$181.3	$194.2

        The decrease in the valuation allowance in 2002 was primarily attributable to the ultilization of foreign net operating losses and foreign tax credits. The decrease in the valuation allowance in 2001 was primarily attributable to utilization of a domestic capital loss carry-forward. The decrease in the valuation allowance in 2000 was primarily attributable to the utilization of foreign net operating loss carry-forwards.

        The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
	2002	2001
	(Dollars in millions)
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$193.9	$163.4
Inventory (LIFO and purchase accounting differences)	12.9	18.2
Employee benefits	18.9	14.2
Other	109.9	90.3

	335.6	286.1

Deferred tax assets:
Post-retirement benefits	129.9	129.4
Warranties	81.5	88.2
Foreign net operating losses, tax credits and capital losses	113.5	116.0
Reserves	83.7	103.1
Inventory	4.8	—
Other	9.6	6.5
Valuation allowances	(113.5)	(116.0)

	309.5	327.2

Net deferred tax (liabilities) assets	$(26.1)	$41.1

        Deferred tax assets related to foreign tax credits, foreign net operating loss carry-forwards and domestic capital loss carry-forwards have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income, as well as on income in the legal entity which gave rise to tax losses, and capital gains. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carry-forward period is limited to as little as five years; in others it is unlimited.

        As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant.

        Cash taxes paid were $115 million, $105 million and $126 million in 2002, 2001 and 2000, respectively.

        In 2002, the Company concluded negotiations with The State Finance Administration for North Rhine-Westphalia, Germany concerning certain tax issues covering the years 1984 through 1994. On January 15, 2002, the Company settled all issues for those years by making a cash payment of approximately $55 million plus

$30 million previously deposited in escrow. Since the Company previously had made provision for those issues, the settlement had no impact on results of operations.

NOTE 8. Accounts Receivable Securitization Agreements

        To reduce its borrowing cost, in May and September 2002 the Company established accounts receivable financing facilities in Europe and the U.S. with major international banks. As part of these facilities, the Company formed wholly owned, special-purpose entities (in Europe, the "ESPE;" in the U.S., the "USSPE;" collectively, the "SPEs") for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company, American Standard Inc., or any other entity. The Company retains a subordinated interest in the receivables sold of approximately 10% to 15% for ESPE and 40% for USSPE. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $435 million (€250 million, or approximately $260 million at current exchange rates under the European facility, and $175 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. These facilities are for three years, subject to annual renewals and for the European facility, the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants.

        The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's retained interest is recorded at fair value in other current assets in the Company's Consolidated Balance Sheet. Losses are recognized when the receivables are sold to the extent that the cash and value of the retained interest is less than the net book value of the receivables sold. Those losses amounted to $21.5 million for the year ended December 31, 2002, and were recorded in cost of sales in the Consolidated Statement of Income.

        In addition, on August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The majority of these receivables were sold to the USSPE.

        Following is a summary of receivables subject to the financing facilities as of December 31, 2002:

	ESPE	USSPE	Total
	Dollars in millions)
Outstanding balances of receivables sold to SPEs	$230.7	$206.7	$437.4
Net retained interest	$38.2	$81.3	$119.5
Advances from conduits	$250.8	$125.5	$376.3

        The advances from conduits above includes amounts due to the conduits under the European and U.S. accounts receivable facilities for collections of receivables under the servicing agreement.

        Following is a summary of cash flows received or paid on the initial receivables transactions when the ESPE and USSPE arrangements were established in 2002:

	ESPE	USSPE	Total
	(Dollars in millions)
Cash flows from initial sale of receivables	$224.6	$154.9	$379.5
Less the effect of termination of previous arrangements	(42.5)	(255.6)	(298.1)

Proceeds from initial sale of receivables, net	$182.1	$(100.7)	$81.4

        As of December 31, 2002, the interest rate on amounts outstanding under the European facility was 3.30% and under the U.S. facility was 1.39%.

NOTE 9. Inventories

        The components of inventories, which are carried principally on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
	2002	2001
	(Dollars in millions)
Finished products	$486.1	$378.1
Products in process	138.1	135.3
Raw materials	146.5	143.7

Inventories at cost	$770.7	$657.1

        The current replacement cost of inventories approximates the LIFO carrying cost in both years.

NOTE 10. Facilities

        The components of facilities, at cost, are as follows:

	Year Ended December 31,
	2002	2001
	(Dollars in millions)
Land	$78.3	$78.0
Buildings	624.8	587.0
Machinery and equipment	1,411.3	1,243.3
Improvements in progress	88.9	112.3

Gross facilities	2,203.3	2,020.6
Less: accumulated depreciation	773.2	657.8

Net facilities	$1,430.1	$1,362.8

NOTE 11. Debt

        The Company has two primary bank credit agreements. Those agreements provide the Company and certain subsidiaries (the "Borrowers") with senior unsecured revolving credit facilities, aggregating $1.15 billion, available to all Borrowers as follows: (a) a five-year, $1 billion multi-currency revolving credit facility which expires in November 2006 and (b) a 364-day, U.S. dollar revolving credit facility which was amended and restated on November 5, 2002 in the amount of $150 million with an expiration date of November 4, 2003, with an option to renew for another 364 days. The Company also has a Euro-denominated, 364-day bank credit agreement of approximately $42 million (at December 31, 2002 exchange rates) that was fully utilized as of December 31, 2002. Debt outstanding under that facility was classified as long-term debt in the balance sheet as of December 31, 2002, because the Company has the ability and the intent to renew it or to refinance it with borrowings under the five-year facility.

        Debt securities (all of the senior notes) sold under a 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. Notes sold under that registration statement are not subject to redemption.

        Short-term—Short-term borrowings are available outside the U.S. under credit facilities and overdraft lines. At December 31, 2002 and 2001, the Company had $36 million and $59 million, respectively, of such foreign short-term debt outstanding at average interest rates of 8.5% and 6.6% per annum, respectively. The Company also had an additional $257 million of unused foreign overdraft facilities. The banks may revoke these facilities at any time.

        Average short-term borrowings for 2002, 2001 and 2000 were $74 million, $85 million and $88 million, respectively, at weighted-average interest rates of 6.4%, 7.60% and 8.45%, respectively. Total short-term borrowings outstanding at December 31, 2002, 2001 and 2000 were $36 million, $59 million and $84 million, respectively, at weighted-average interest rates of 8.5%, 6.6% and 8.3%.

        Long-term—The aggregate borrowings of up to $1.15 billion available under the primary bank credit agreements can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $125 million for same-day, short-term borrowings. Each loan outstanding under these agreements is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently reborrow the outstanding obligations subject to compliance with certain conditions contained in the agreements. All borrowings under the credit agreements are therefore classified as long-term.

        The Company pays a facilities fee of .225% per annum on the five-year facility and .175% per annum on the 364-day facility (whether borrowed or not), and borrowings thereunder bear interest generally at the London Interbank Offered Rate ("LIBOR") plus 1.025% and 1.075% per annum, respectively. These LIBOR spreads are subject to adjustment should the Company's debt rating change. The Company also pays 1.025% per annum plus issuance fees for letters of credit.

        At December 31, 2002, there were $482 million of borrowings outstanding under the five-year facility and none outstanding under the 364-day facility. Remaining availability under these facilities at December 31, 2002, after reduction for $95 million of letters of credit usage was $573 million.

        The amounts of long-term debt maturing in years 2003 through 2007 are: 2003—$130 million; 2004—$43 million; 2005—$214 million; 2006—$737 million; 2007—$1 million; and $798 million thereafter. The amount maturing in 2003 includes $125 million of 7 1/8% Senior Notes redeemed on February 15,2003—see below.

        Long-term debt is recorded at face amount, net of unamortized discount, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

	Year Ended December 31,
	2002	2001
	(Dollars in millions)
Five-year credit agreement	$482.1	$725.0
364-day credit agreement	—	66.0
364-day Euro-denominated credit agreement	41.7	—
9 1/4% sinking fund debentures	—	37.5
7 1/8% senior notes due 2003	125.0	124.9
7 3/8% senior notes due 2005	211.9	208.8
7.125% Euro senior notes due 2006	253.6	216.0
7 3/8% senior notes due 2008	339.8	318.6
8.25% senior notes due 2009	97.4	97.4
8.25% Sterling senior notes due 2009	95.1	86.1
7 5/8% senior notes due 2010	260.6	260.6
Other long-term debt	15.7	12.5

	1,922.9	2,153.4
Less current maturities	4.5	11.4

Total long-term debt	$1,918.4	$2,142.0

        The U.S. Dollar equivalent of borrowings outstanding under all bank credit agreements at December 31, 2002 and 2001, and the effective weighted-average interest rates were:

	Year Ended December 31,
	2002	2001
	(Dollars in millions)
U.S. dollar loans at 2.61% in 2002; 2.96% in 2001	$523.7	$791.0

        On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the Company's bank credit agreements and a loss of $1.3 million was recognized.

        None of the Senior Notes outstanding as of December 31, 2002, is redeemable by the Company prior to maturity. The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest, with borrowings under its bank credit agreements. Those notes were classified as long-term debt as of December 31, 2002 because the Company had the ability and the intent to fund their redemption with borrowings under the bank credit agreements.

        During the second half of 2001 the Company entered interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3/8% Senior Notes due 2008 and $75 million of the 7 3/8% Senior Notes due 2005. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges amounted to $26 million and $2 million as of December 31, 2002 and 2001, respectively, and is recorded in other long-term assets with a corresponding increase in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. As of December 31, 2002, the average effective interest rate on the $300 million of Senior Notes to which the swaps apply was approximately 3.32%. See Note 13 for additional information on the interest rate swaps.

        Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 2002, 2001 and 2000, were $.6 million, $4.8 million and $2.0 million, respectively. Cash interest paid in those years on all outstanding indebtedness amounted to $125 million, $169 million and $199 million, respectively.

        The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the bank credit agreements. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the bank credit agreements.

        The bank credit agreements contain various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreements.

        In January 2003, a European subsidiary of the Company issued €30 million ($31 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

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

        In the second quarter of 2001, the Company bought back warrants for the purchase of 3 million shares of the Company's common stock held by Kelso ASI Partners, L.P. for $35 million.

        The Company's Board of Directors has approved plans to purchase up to $700 million of the Company's common stock (including $150 million approved on February 6, 2003) to offset the dilutive effect of issuing shares of common stock pursuant to the Company's stock option plan and other incentive and benefit plans funded with shares of stock. Pursuant to these authorizations, the Company purchased 2,075,200 shares in 2002 for $141 million, 1,921,050 shares in 2001 for $116 million, 3,559,900 shares in 2000 for $148 million and 2,675,750 shares in prior years for $84 million. As of February 6, 2003, the unexpended authorization was $183 million, after purchases of 350,000 shares for $24 million in 2003 through that date.

        In 2002 shareholders approved the Omnibus Incentive Plan (the "2002 Omnibus Plan"), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs") and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 5,500,000, of which no more than 825,000 may be used for awards other than stock options or SARs. The total of stock options and SARs that may be granted to any individual annually may not exceed 1,500,000 shares, and the number of restricted stock and restricted unit awards to any individual annually may not exceed 150,000 shares or units. At December 31, 2002, options to purchase a total of 337,250 shares were outstanding and there were 5,162,750 shares available for grant under the 2002 Omnibus Plan. The shares to be issued under the 2002 Omnibus Plan may be newly issued shares or treasury shares. The Company also has a 1995 Stock Incentive Plan (the "1995 Stock Plan") under which similar awards were granted. At December 31, 2002, options to purchase a total of 6,007,785 shares were outstanding under the Stock Plan. The shares to be issued under the 1995 Stock Plan to satisfy outstanding options are expected to be from available treasury shares. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years. On February 6, 2003, awards in the form of options to purchase 848,155 shares were granted under the 2002 Omnibus Plan.

        A summary of stock option activity and related information for 2000, 2001 and 2002 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants
Outstanding December 31, 1999	8,298,535	$30.61
Granted	1,295,200	39.80	$16.03
Exercised	(1,175,696)	22.62
Forfeited	(154,570)	35.33

Outstanding December 31, 2000	8,263,469	33.06
Granted	1,538,350	57.14	$19.76
Exercised	(3,612,289)	28.51
Forfeited	(271,115)	44.55

Outstanding December 31, 2001	5,918,415	41.64
Granted	2,269,150	60.48	$18.24
Exercised	(1,651,551)	35.24
Forfeited	(190,979)	50.21

Outstanding December 31, 2002	6,345,035	$49.82

Exercisable at end of year:
2000	5,055,723
2001	3,200,295
2002	2,889,010

        The weighted average fair value of stock option grants was estimated at the date of grant using the Black-Scholes option-pricing model. For the assumptions used in determining the fair value, see Note 2, "Accounting Policies—Stock-Based Compensation".

        Following is a summary of options outstanding and exercisable by price range as of December 31, 2002:

	Options Outstanding		Options Exercisable
					Weighted- Average Remaining Contractual Life (Years)
Price range	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$20.00-$30.00	146,552	$20.00	146,552	$20.00	2.0
$30.01-$37.94	308,683	32.65	304,682	32.62	5.7
$39.95-$45.53	2,313,971	39.50	1,993,293	39.42	6.4
$45.54-$53.12	43,167	49.26	20,496	48.61	7.9
$53.13-$60.71	3,323,712	58.69	408,660	57.03	8.8
$60.72-$68.30	92,700	65.43	9,662	66.41	9.0
$68.31-$75.89	116,250	72.85	5,665	69.45	9.4

	6,345,035	$49.82	2,889,010	$40.42	7.6

        On January 1, 2000, the Chief Executive Officer of the Company was granted an award of 250,000 shares of restricted stock under the 1995 Stock Plan. Such shares vest in three equal annual installments beginning January 1, 2003. Unearned compensation equal to the fair market value of the shares at the date of grant was recorded as a component of stockholders' equity and is being amortized as a charge to compensation expense based upon the vesting schedule, beginning on January 1, 2000. As of December 31, 2002, the unamortized balance of unearned compensation was $2.3 million.

        The Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options and accordingly has recognized no compensation expense. See Note 2, "Accounting Policies—Stock-Based Compensation" for information on compensation expense that would have been recorded had the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and its effect on net income and net income per share.

        In 1997, shareholders approved the establishment of the Employee Stock Purchase Plan commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company's common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company's discretion. Employees purchased 123,465 shares in 2002, 139,727 shares in 2001 and 209,354 shares in 2000 under this plan. In 2002, shareholders authorized an additional 500,000 shares for issuance under this plan.

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

        To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these interest rate swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness.

        To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company at times enters commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Changes in the fair value of commodity-derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income with a corresponding increase or decrease in other assets. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. The Company generally does not enter commodity hedges extending beyond eighteen months.

        Since the Company sells certain finished products in currencies different than the currency of the subsidiary that manufactured the products, the Company is exposed to foreign currency risk on such transactions. The Company hedges some of this risk by entering foreign-currency-forward contracts that effectively fix the transaction cost. Changes in the fair value of foreign-currency-derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income. Cash settlement proceeds or payments upon maturity of the contracts are included in the price of the transaction hedged, to the extent the hedge is effective. The gains or losses on these hedges are reclassified to the income statement when the underlying hedged items are recorded in income. The Company generally does not enter currency hedges extending beyond one year.

        To convert Euro and Pounds Sterling financing under the European accounts receivable securitization program to U.S. dollar equivalent financing, the Company enters into currency-forward contracts that effectively fix the transaction costs in U.S. dollars. These forward contracts are defined as speculative hedges and accordingly, changes in the market value of the contracts are recorded in other income or expense as incurred, with a corresponding increase or decrease in other assets. The recorded gains or losses are essentially offset by foreign exchange gains or losses on the Company's Euro-and Sterling-denominated debt.

        The notional amount and estimated fair value of interest rate swaps and hedging contracts at December 31, 2002 and 2001 are as follows:

	2002		2001
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in millions)
Interest rate swaps	$300.0	$25.7	$300.0	$1.6
Commodity-forward contracts	64.9	(2.7)	63.2	(2.4)
Foreign-currency-forward contracts	5.4	.4	18.7	.6
Foreign-currency-forward contracts on receivables securitization	241.1	11.1	—	—

        The estimated fair value and carrying amounts of other financial instruments at December 31, 2002 were:

	Carrying Value	Fair Value
	(Dollars in millions)
Credit agreement loans	$524	$524
7 1/8% senior notes due 2003	125	126
7 3/8% senior notes due 2005	212	220
7.125% Euro senior notes due 2006	254	254
7 3/8% senior notes due 2008	340	355
8.25% senior notes due 2009	97	104
8.25% Sterling senior notes due 2009	95	93
7 5/8% senior notes due 2010	261	277
Other debt obligations	16	16

        The fair values presented above are estimates as of December 31, 2002 and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

        The fair values of the Company's credit agreement loans were estimated by the Company to approximate their carrying value since the loans bear interest at floating rates and have terms representative of current market conditions. The fair values of senior notes were based on indicative market quotes obtained from a major securities dealer. The fair values of other debt obligations are not significant and were estimated by the Company to approximate their carrying value.

NOTE 14. Warranties, Guarantees, Commitments and Contingencies

        Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $31 million, $25 million and $19 million for 2002, 2001 and 2000, respectively. Total warranty expense was $154 million, $115 million and $129 million for 2002, 2001 and 2000, respectively.

        Following is a summary of changes in the Company's product warranty liability for the three years ended December 31, 2002.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of year	$299.9	$297.0	$267.4
Warranty costs accrued	117.4	97.5	108.1
Extended warranty contracts sold	50.7	59.7	59.4
Warranty claims settled	(115.1)	(106.5)	(103.4)
Amortization of deferred income on extended warranty contracts	(42.9)	(40.1)	(36.3)
Increases (decreases) in pre-existing warranties	5.9	(7.7)	1.8

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of year	315.9	299.9	297.0
Current portion included in current liabilities	(118.0)	(109.4)	(133.2)

Long-term warranty liability	$197.9	$190.5	$163.8

        Future minimum rental commitments under all non-cancelable leases with original terms in excess of one year in effect at December 31, 2002, are: $118 million in 2003; $92 million in 2004; $73 million in 2005; $59 million in 2006; $51 million in 2007 and $58 million thereafter, a total of $451 million. Net rental expense for all operating leases was $148 million, $140 million and $127 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of various sites, including certain facilities in the process of being closed. In those instances where it is probable as a result of such proceedings that the Company will incur costs that can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a material adverse effect on its consolidated financial condition, cash flows or results of operations.

        In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company's counterclaims including fraud, and remanded to the trial court limited portions of Haynes' initial claims.

        Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and brake shoes. The Company believes it has ample insurance coverage and has never received an unfavorable court judgment. The Company has recorded both its estimated liability for asbestos claims and its probable recovery from insurance carriers and other indemnifiers for such claims separately on its balance sheet as of December 31, 2002. The recorded liability represents obligations that are probable and can be reasonably estimated as of December 31, 2002. The amount of the recorded liability is based on the Company's assessment of current claims, the status of ongoing litigation, defense strategies, settlement initiatives and past experience. The Company's analysis of insurance coverage and recoveries from other indemnifiers includes the insurers' financial strength, the insurance payments made to date, stated deductibles and the advice of insurance coverage counsel. The Company has substantial insurance coverage for future claims that may have been incurred but not yet reported. The Company believes that it is not reasonably possible that a net loss material to the financial condition of the Company has been incurred in excess of the amounts recorded.

        The Company has commitments and performance guarantees, including energy savings guarantees totaling $35 million extending from 2003 to 2020, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2002 the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

        The Company fully and unconditionally guarantees the payment obligations under all the Company's Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 16 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $41 million Euro-denominated credit facility and $31 million of Euro-denominated Senior Bonds. See Note 11 of Notes to Financial Statements.

NOTE 15. Segments

        American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

        Air Conditioning Systems and Services designs and produces commercial and residential air conditioning systems and equipment for both domestic and export sales. It also provides control systems, aftermarket service and parts for its products, and performance contracting for the installation and maintenance of heating, ventilation and air conditioning systems. The Company's air conditioning segment is organized and managed as two operating divisions: TCS, a global business, and TRS, a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, services and parts and services for commercial and large residential applications. TCS also distributes residential products outside North America. TRS manufactures primarily residential products, and distributes both commercial unitary and residential products in North America. TRS brings focus and emphasis to a separate North American distribution channel through which both commercial unitary and residential products are sold. Since TCS and TRS both sell residential and commercial unitary products, they are not organized on a purely product-line basis. Approximately 20% of TRS sales are for commercial applications. Since TCS and TRS overlap in their commercial and residential products and have similar economic characteristics, we believe that aggregation of TCS and TRS into a single reportable segment is the most meaningful way to report them. Therefore, in accordance with the aggregation criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for segment reporting purposes TCS and TRS are aggregated into a single reportable segment called Air Conditioning Systems and Services.

        The Bath and Kitchen segment designs and produces bathroom and kitchen fixtures and fittings in Europe, the U.S. and several countries in Latin America and Asia. Its products are marketed through retail and wholesale sales channels for residential and commercial markets.

        Vehicle Control Systems designs and manufactures braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems. These include antilock and electronic braking systems ("ABS" and "EBS", respectively), automated transmission controls and suspension control systems for heavy and medium-size trucks, buses, and trailers. WABCO also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles.

        In addition to the segment data in the following table, see also the five-year summary in Item 6, "Selected Financial Data" on page 20 and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 33.

  Segment Data

	Year Ended December 31
	2002	2001	2000
	(Dollars in millions)
Sales:
Air Conditioning Systems and Services	$4,744	$4,692	$4,726
Bath and Kitchen	1,994	1,813	1,803
Vehicle Control Systems	1,057	960	1,069

	$7,795	$7,465	$7,598

Segment income:
Air Conditioning Systems and Services	$537	$515	$531
Bath and Kitchen	155	148	162
Vehicle Control Systems	139	124	147

	831	787	840
Equity in net income of unconsolidated joint ventures	27	19	30
Gain on sale of business	—	—	57
Restructuring and asset impairment charges	—	—	(70)
Interest expense	(129)	(169)	(199)
Corporate and other expenses	(173)	(161)	(149)

Income from continuing operations before income taxes	$556	$476	$509

Sales-Geographic distribution (a):
United States	$4,426	$4,265	$4,308
Europe (countries below are included in this total)	2,311	2,128	2,170
Germany	542	520	599
U.K.	472	433	463
France	417	419	421
Italy	312	300	309
Other	1,492	1,413	1,423
Eliminations	(434)	(341)	(303)

Total sales	$7,795	$7,465	$7,598

Segment income-Geographic distribution:
United States	$559	$515	$567
Europe	193	173	206
Other	79	99	67

Total segment income	$831	$787	$840

(a)
Revenues from external customers are classified by country of origin.

	As of December 31
	2002	2001	2000
	(Dollars in millions)
Assets
Air Conditioning Systems and Services	$2,206	$2,177	$2,116
Bath and Kitchen	1,833	1,694	1,666
Vehicle Control Systems	702	590	665

Total identifiable assets	$4,741	$4,461	$4,447

Geographic distribution:
United States	$1,950	$1,809	$1,707
Europe	1,931	1,774	1,833
Other	860	878	907

Total identifiable assets	4,741	4,461	4,447
Cash and cash equivalents	97	82	85
Prepaid charges	27	32	33
Corporate assets	279	256	180

Total assets	$5,144	$4,831	$4,745

Goodwill included in assets:
Air Conditioning Systems and Services	$214	$202	$224
Bath and Kitchen	509	484	435
Vehicle Control Systems	290	243	276

Total goodwill	$1,013	$929	$935

	Year Ended December 31
	2002	2001	2000
	(Dollars in millions)
Capital expenditures and investments
Air Conditioning Systems and Services	$93	$101	$116
Bath and Kitchen	61	72	99
Vehicle Control Systems	35	30	44

Total capital expenditures and investments	$189	$203	$259

Depreciation and amortization:
Air Conditioning Systems and Services	$80	$82	$75
Bath and Kitchen	82	89	85
Vehicle Control Systems	46	57	50
Corporate	5	4	3

Total depreciation and amortization	$213	$232	$213

NOTE 16. Supplemental Consolidating Condensed Financial Information

        All of the Company's Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. ("ASI"). American Standard Companies Inc. (the "Parent Company") fully and unconditionally guarantees the payment obligations under these securities (the Company's "Public Debt"). In lieu of providing separate audited financial statements for ASI, the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2002, 2001 and 2000, and balance sheets as of December 31, 2002 and 2001 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the "Other Subsidiaries"). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2002

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
Sales		$4,457.1	$3,654.2	$(315.9)	$7,795.4

Costs and expenses:
Cost of sales		3,452.7	2,776.1	(315.9)	5,912.9
Selling and administrative expenses		637.9	552.6		1,190.5
Other expense		10.6	(3.8)		6.8
Interest expense		119.9	9.1		129.0
Intercompany interest expense (income)		(.6)	.6		—

Total expenses		4,220.5	3,334.6	(315.9)	7,239.2

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		236.6	319.6	—	556.2
Income taxes		72.1	113.1		185.2

Income from continuing operations before equity in net income of consolidated subsidiaries		164.5	206.5	—	371.0
Equity in net income of consolidated subsidiaries	$371.0	—	—	(371.0)	—

Net income	$371.0	$164.5	$206.5	$(371.0)	$371.0

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2002

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents		$(22.9)	$119.5		$96.6
Accounts receivable, net		453.3	428.1		881.4
Inventories		353.9	416.8		770.7
Other current assets		178.9	86.8		265.7

Total current assets		963.2	1,051.2		2,014.4
Facilities, net		575.2	854.9		1,430.1
Goodwill, net		133.0	879.8		1,012.8
Investment in subsidiaries	$860.2	—	—	$(860.2)	—
Other assets		624.2	62.3		686.5

Total assets	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks			$36.3		$36.3
Current maturities of long-term debt		$2.4	2.1		4.5
Other current liabilities		836.4	788.4		1,624.8

Total current liabilities		838.8	826.8		1,665.6
Long-term debt		1,864.2	54.2		1,918.4
Reserve for post-retirement benefits		347.0	276.3		623.3
Intercompany accounts, net	$630.4	232.0	(862.4)		—
Other long-term liabilities		400.3	306.4		706.7

Total liabilities	630.4	3,682.3	601.3	$—	4,914.0

Total shareholders' equity (deficit)	229.8	(1,386.7)	2,246.9	(860.2)	229.8

Total liabilities and shareholders' equity (deficit)	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2002

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
Cash provided (used) by:
Operating activities:
Net income	$371.0	$164.5	$206.5	$(371.0)	$371.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		87.6	125.1		212.7
Equity in earnings of affiliates, net of dividends received		(8.4)	(5.1)		(13.5)
Non-cash stock compensation		55.4			55.4
Deferred income taxes		77.6	(10.4)		67.2
Gain on sale of property, plant and equipment			(3.3)		(3.3)
Equity in net income of subsidiary	(371.0)			371.0
Changes in assets and liabilities:
Accounts receivable	.5	46.5	(99.6)		(52.6)
Inventories		(43.5)	(45.8)		(89.3)
Accounts payable		(40.3)	3.5		(36.8)
Other accrued liabilities		145.4	(159.3)		(13.9)
Post-retirement benefits		(17.9)	1.3		(16.6)
Other long-term liabilities		59.8	(50.3)		9.5
Other assets		(162.6)	215.0		52.4

Net cash provided by operating activities before proceeds from initial sale of receivables	.5	364.1	177.6	—	542.2
Proceeds from initial sale of receivables, net		(100.7)	182.1		81.4

Net cash provided by operating activities	.5	263.4	359.7	—	623.6

Investing activities:
Purchase of property, plant and equipment		(70.1)	(95.0)		(165.1)
Investments in affiliated companies		(22.0)	(1.6)		(23.6)
Investments in computer software		(24.6)	(22.3)		(46.9)
Proceeds from dissolution of receivables financing joint venture		25.8			25.8
Proceeds from the disposal of property/equipment		6.6	14.8		21.4
Other		(1.1)			(1.1)

Net cash used by investing activities	—	(85.4)	(104.1)	—	(189.5)

Financing activities:
Repayments of long-term debt		(40.8)	(2.8)		(43.6)
Net change in revolving credit facility		(313.0)	40.7		(272.3)
Net change in other short-term debt		(.1)	(24.4)		(24.5)
Purchases of treasury stock	(141.1)				(141.1)
Net change in intercompany accounts	77.2	155.5	(232.7)		—
Proceeds from exercise of stock options	56.1				56.1
Financing costs and other	7.3	(5.6)	3.7		5.4

Net cash used by financing activities	(.5)	(204.0)	(215.5)	—	(420.0)
Effect of exchange rate changes on cash and cash equivalents			.4		.4

Net increase (decrease) in cash and cash equivalents	—	(26.0)	40.5	—	14.5
Cash and cash equivalents at beginning of year		3.1	79.0	—	82.1

Cash and cash equivalents at end of year	$—	$(22.9)	$119.5	$—	$96.6

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2001

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
Sales		$4,319.3	$3,384.4	$(238.4)	$7,465.3

Costs and expenses:
Cost of sales		3,289.5	2,566.4	(238.4)	5,617.5
Selling and administrative expenses		643.1	551.0		1,194.1
Other expense		6.3	2.4		8.7
Interest expense		140.9	27.8		168.7
Intercompany interest expense (income)		14.7	(14.7)		—

Total expenses		4,094.5	3,132.9	(238.4)	6,989.0

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		224.8	251.5	—	476.3
Income taxes		89.0	92.3		181.3

Income from continuing operations before equity in net income of consolidated subsidiaries		135.8	159.2	—	295.0
Equity in net income of consolidated subsidiaries	$295.0	—	—	(295.0)	—

Net income	$295.0	$135.8	$159.2	$(295.0)	$295.0

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2001

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents		$3.1	$79.0		$82.1
Accounts receivable, net	$.5	464.6	533.2		998.3
Inventories		310.0	347.1		657.1
Other current assets		108.3	50.6		158.9

Total current assets	.5	886.0	1,009.9		1,896.4
Facilities, net		544.8	818.0		1,362.8
Goodwill, net		134.2	794.8		929.0
Investment in subsidiaries	454.7	—	—	$(454.7)	—
Other assets		438.3	204.9		643.2

Total assets	$455.2	$2,003.3	$2,827.6	$(454.7)	$4,831.4

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$.1	$58.6		$58.7
Current maturities of long-term debt		10.0	1.4		11.4
Other current liabilities		865.6	752.6		1,618.2

Total current liabilities		875.7	812.6		1,688.3
Long-term debt		2,137.8	4.2		2,142.0
Reserve for post-retirement benefits		282.2	207.3		489.5
Intercompany accounts, net	$545.3	20.7	(566.0)		—
Other long-term liabilities		315.7	286.0		601.7

Total liabilities	545.3	3,632.1	744.1	$—	4,921.5

Total shareholders' (deficit) equity	(90.1)	(1,628.8)	2,083.5	(454.7)	(90.1)

Total liabilities and shareholders' (deficit) equity	$455.2	$2,003.3	$2,827.6	$(454.7)	$4,831.4

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2001

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
Cash provided (used) by:
Operating activities:
Net income	$295.0	$135.8	$159.2	$(295.0)	$295.0
Adjustments to reconcile net income to net cash provided by operations:
Restructuring and asset impairment charges accrued (paid), net		(13.6)	(36.7)		(50.3)
Depreciation and amortization		100.8	131.5		232.3
Non-cash stock compensation		60.1			60.1
Job elimination expenses accrued but unpaid		17.8	28.7		46.5
Deferred income taxes		25.3	18.4		43.7
Equity in net income of subsidiary	(295.0)			295.0	—
Changes in assets and liabilities:
Accounts receivable	.6	27.4	(20.7)		7.3
Inventories		17.0	(74.9)		(57.9)
Accounts payable	(.4)	(30.2)	(18.5)		(49.1)
Other accrued liabilities		(32.3)	28.5		(3.8)
Post-retirement benefits		8.6	.3		8.9
Other long-term liabilities		(18.4)	25.1		6.7
Other assets		(5.1)	(38.5)		(43.6)

Net cash provided by operating activities	.2	293.2	202.4	—	495.8

Investing activities:
Purchase of property, plant and equipment		(91.1)	(75.4)		(166.5)
Investments in affiliated companies		(.4)	(36.5)		(36.9)
Investments in computer software		(29.4)	(28.9)		(58.3)
Proceeds from sale and leasebacks		21.0	5.6		26.6
Proceeds from the disposal of property/equipment		6.5	4.9		11.4
Other		6.4	2.9		9.3

Net cash used by investing activities	—	(87.0)	(127.4)	—	(214.4)

Financing activities:
Repayments of long-term debt		(25.0)	(2.7)		(27.7)
Net change in revolving credit facility		286.3	(465.3)		(179.0)
Net change in other short-term debt		.1	(24.1)		(24.0)
Purchases of treasury stock	(116.5)				(116.5)
Purchase of warrants	(35.2)				(35.2)
Net change in intercompany accounts	47.4	(479.0)	431.6		—
Proceeds from exercise of stock options	96.9				96.9
Financing costs and other	7.1	(4.4)			2.7

Net cash used by financing activities	(.3)	(222.0)	(60.5)	—	(282.8)
Effect of exchange rate changes on cash and cash equivalents			(1.9)		(1.9)

Net increase (decrease) in cash and cash equivalents	(.1)	(15.8)	12.6	—	(3.3)
Cash and cash equivalents at beginning of year	.1	18.9	66.4	—	85.4

Cash and cash equivalents at end of year	$—	$3.1	$79.0	$—	$82.1

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2000

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
Sales		$4,274.5	$3,524.0	$(200.1)	$7,598.4

Costs and expenses:
Cost of sales		3,249.4	2,678.4	(200.1)	5,727.7
Selling and administrative expenses		618.5	549.4		1,167.9
Restructuring and asset impairment charges		25.0	44.6		69.6
Gain on sale of water heater business		—	(57.3)		(57.3)
Other (income) expense		(18.6)	1.0		(17.6)
Interest expense		166.1	32.6		198.7

Total expenses		4,040.4	3,248.7	(200.1)	7,089.0

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		234.1	275.3	—	509.4
Income taxes		92.6	101.6		194.2

Income from continuing operations before equity in net income of consolidated subsidiaries		141.5	173.7	—	315.2
Equity in net income of consolidated subsidiaries	$315.2	—	—	(315.2)	—

Net income	$315.2	$141.5	$173.7	$(315.2)	$315.2

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2000

	Parent Company	ASI	Other Subsidiaries	Eliminations	Consolidated Total
	(Dollars in millions)
Cash provided (used) by:
Operating activities:
Net income	$315.2	$141.5	$173.7	$(315.2)	$315.2
Adjustments to reconcile net income to net cash provided by operations:
Restructuring and asset impairment charges accrued (paid), net		25.0	27.1		52.1
Gain on sale of water heater business			(57.3)		(57.3)
Depreciation and amortization		76.7	136.7		213.4
Non-cash stock compensation		5.8			5.8
Deferred income taxes		(41.2)	38.2		(3.0)
Equity in net income of subsidiary	(315.2)			315.2	—
Changes in assets and liabilities:
Accounts receivable		(38.9)	(36.1)		(75.0)
Inventories		(82.9)	(33.2)		(116.1)
Accounts payable		68.7	36.7		105.4
Other accrued liabilities		92.3	(122.8)		(30.5)
Post-retirement benefits		(16.8)	1.3		(15.5)
Other long-term liabilities		(6.2)	(8.7)		(14.9)
Other assets		61.8	33.9		95.7

Net cash provided (used) by continuing operations	—	285.8	189.5	—	475.3

Net cash used by discontinued operations	—	(17.2)	—	—	(17.2)

Net cash provided (used) by operating activities	—	268.6	189.5	—	458.1

Investing activities:
Purchase of property, plant and equipment		(87.2)	(131.7)		(218.9)
Investments in affiliated companies	(17.1)	17.1	(40.2)		(40.2)
Investments in computer software		(38.0)	(27.3)		(65.3)
Proceeds from sales of businesses		30.8	67.7		98.5
Other		11.4	3.5		14.9

Net cash used by investing activities	(17.1)	(65.9)	(128.0)	—	(211.0)

Financing activities:
Repayments of long-term debt		(121.9)	(5.3)		(127.2)
Net change in revolving credit facility		(103.3)	135.0		31.7
Net change in other short-term debt			.5		.5
Purchases of treasury stock	(147.5)				(147.5)
Net change in intercompany accounts	143.0	30.3	(173.3)		—
Proceeds from exercise of stock options	21.7				21.7
Other			.1		.1

Net cash provided by financing activities	17.2	(194.9)	(43.0)	—	(220.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.2)	—	(2.2)

Net increase in cash and cash equivalents	.1	7.8	16.3	—	24.2
Cash and cash equivalents at beginning of year	—	11.1	50.1	—	61.2

Cash and cash equivalents at end of year	$.1	$18.9	$66.4	$—	$85.4

Quarterly Data (Unaudited)

Year 2002

	First	Second	Third	Fourth
	(Dollars in millions, except per share data)
Sales	$1,761.9	$2,086.5	$2,070.1	$1,876.9
Cost of sales	1,352.7	1,557.0	1,564.4	1,439.0
Income before income taxes	85.5	189.0	171.0	110.7
Income taxes	28.5	62.9	56.9	36.9

Net income	$57.0	$126.1	$114.1	$73.8

Net income per common share:
Basic	$.79	$1.74	$1.58	$1.02
Diluted	$.78	$1.71	$1.55	$1.01
Average number of common shares (thousands):
Basic	72,233	72,450	72,267	72,448
Diluted	73,476	73,935	73,516	73,641
Range of prices on common stock:
High	$71.20	$79.00	$76.67	$76.00
Low	$58.20	$69.40	$61.24	$58.89

Year 2001

	First	Second	Third	Fourth(a)
	(Dollars in millions, except per share data)
Sales	$1,790.7	$2,039.4	$1,885.0	$1,750.2
Cost of sales	1,356.6	1,497.6	1,416.2	1,347.1
Income before income taxes	104.2	191.5	144.0	36.6
Income taxes	39.1	71.8	54.0	16.4

Net income	$65.1	$119.7	$90.0	$20.2

Net income per common share:
Basic	$.92	$1.68	$1.25	$.28
Diluted	$.90	$1.63	$1.23	$.27
Average number of common shares (thousands):
Basic	70,600	71,503	71,837	71,865
Diluted	72,640	73,462	73,448	73,262
Range of prices on common stock:
High	$62.25	$67.46	$70.90	$68.97
Low	$46.75	$56.40	$51.24	$52.45

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

        Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading "Categorical Standards for Board Service and Audit Committee Financial Expert" in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Common Stock Ownership of Officers, Directors and Significant Shareholders

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

  Equity Compensation Plan Information

        The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002:

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,640,930	(1)	$50.75	5,729,154	(2)
Equity compensation plans not approved by security holders	4,895,430	(3)	$49.50	1,076,728	(4)

Total	6,536,360			6,805,882

(1)
Includes options to purchase 1,303,680 shares of Company stock under the shareholder-approved 1995 American Standard Companies Inc. Stock Incentive Plan (the "1995 Stock Incentive Plan"); also includes options to purchase 337,250 shares under the shareholder-approved 2002 American Standard Companies Inc. Omnibus Incentive Plan (the "2002 Omnibus Plan") which replaced the 1995 Stock Incentive Plan.

(2)
Includes 5,162,750 shares available for issuance under the 2002 Omnibus Plan. In addition to options, warrant or rights, the 2002 Omnibus Plan also provides for not more than 825,000 awards that may be issued in the form of restricted stock or restricted units. Also includes 566,404 shares available for issuance under the American Standard Companies Inc. Employee Stock Purchase Plan.

(3)
Includes options to purchase 4,704,105 shares under the 1995 Stock Incentive Plan; 6,641 share equivalents credited to participants' accounts under the American Standard Companies Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"); and 184,684 share equivalents credited to participants' accounts under the American Standard Inc. Supplemental Savings Plan (the "Supplemental Savings Plan"). Descriptions of the material features of the 1995 Stock Incentive Plan, the Deferred Compensation Plan and the Supplemental Savings Plan appear on page 72.

(4)
Includes 993,359 shares remaining available for issuance under the Deferred Compensation Plan; 45,316 shares remaining available for issuance under the Supplemental Savings Plan; and 38,053 shares remaining available for issuance under the American Standard Companies Inc. Supplemental Compensation for Outside Directors (the "Directors' Plan"). A description of the material features of the Directors' Plan appears on page 72.

  1995 Stock Incentive Plan

        The 1995 Stock Incentive Plan was approved by the Company's shareholders in 1995, with 7,604,475 shares authorized for issuance under the Plan. Under the 1995 Stock Incentive Plan, awards may be granted to officers and other key executives and employees, in the form of incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted units. Non-employee directors are eligible to receive awards other than incentive stock options. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. Options awarded under the Plan generally vest ratably over three years. In the event of a change of control of the Company, any outstanding stock options will become immediately exercisable and may be cashed out at the discretion of the participant, and the restricted period will lapse as to any outstanding restricted stock or restricted units.

        The Board of Directors of the Company subsequently approved 6.9 million additional shares for issuance under the Plan. The authorization of additional shares under the Plan did not require the approval of shareholders and was not submitted for their approval. In February 2002, the Board of Directors of the Company authorized the 2002 Omnibus Plan as a replacement for the 1995 Stock Incentive Plan and submitted the 2002 Omnibus Plan to shareholders for their approval. With the approval of the 2002 Omnibus Plan by shareholders in May 2002, no further awards will be issued under the 1995 Stock Incentive Plan, which expired on May 2, 2002 except with respect to awards outstanding on such date.

  Deferred Compensation Plan

        The Deferred Compensation Plan is an unfunded plan under which certain executive employees may defer receipt of all or part of long-term incentive awards and annual incentive awards and portions of base salary. Non-employee directors are also eligible to defer annual retainer and meeting fees. Participants may choose to invest their deferrals into either share equivalents of Company stock or an interest-bearing cash account. Should the participant choose to defer into share equivalents, allocations to the share account are based on the fair market value of the shares on the date the deferred compensation would otherwise have been paid, without a discount of any kind. At the time of the deferral, the participant chooses the date and form of distribution which can begin upon termination of employment, up to three years after termination of employment, or in a given year while still employed. Amounts deferred may be distributed earlier than scheduled upon the occurrence of certain triggering events. In the event of a change of control of the Company, all obligations under the Plan must be fully funded by the Company.

  Supplemental Savings Plan

        The Supplemental Savings Plan is an unfunded plan for the benefit of those ESOP and Savings Plan participants, other than executive officers, whose ESOP and Savings-Plan-eligible compensation exceeds the limits of Section 401(a)(17) of the Internal Revenue Code. Participants are credited annually with share equivalents of American Standard stock in an amount that is meant to roughly compensate them for employer contributions to the Employee Stock Ownership and Savings Plan(s) which are lost due to the limits of Section 401(a)(17). In determining share equivalents credited under the Supplemental Savings Plan, only compensation up to $235,000 is considered. In order to receive a Plan allocation for a given year, participants must be employed with the Company on December 31 of such year. Upon termination of employment participants receive a distribution in shares from the Plan.

  Directors' Plan

        The Directors' Plan is intended to promote an equity interest in the Company by its non-employee directors. Under the terms of the Directors' Plan, each non-employee director, upon initial election to the Board, is allocated $100,000 worth of Company stock, based on the fair market value of the stock on the date immediately preceding the director's election to the board, which is deposited in a grantor's trust for the benefit of the director. An additional grant of 500 shares is made to each non-employee director's account annually on the day before the annual shareholders meeting. These shares are distributed to the directors upon their leaving their position as director. Shares allocated to a director's account are voted by the trustee as instructed by each director. In the event of change of control of the Company, the directors are entitled to an immediate distribution of their plan assets from the trust, which, at their option, can be in either shares or the cash value of the shares.

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

ITEM 14. CONTROLS AND PROCEDURES

        The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company's disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-14(c), are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial statements and financial statement schedules

        The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 75 hereof are incorporated herein by reference.

  3.
  Exhibits

        The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

        During the quarter ended December 31, 2002, the company filed no Current Reports on Form 8-K.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
COVERED BY
REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

		Page No.
1.	Financial Statements:
	Consolidated Balance Sheet at December 31, 2002, and 2001	39
	Years ended December 31, 2002, 2001 and 2000:
	Consolidated Statement of Income	38
	Consolidated Statement of Cash Flows	40
	Consolidated Statement of Shareholders' Deficit	41
	Notes to Financial Statements	42-68
	Segment Data	20, 60-61
	Quarterly Data (Unaudited)	69
	Report of Independent Auditors	37
2.	Report of Independent Auditors on Financial Statement Schedules	83
3.	Financial statement schedules, years ended December 31, 2002, 2001, and 2000
	I Condensed Financial Information of Registrant	84-86
	II Valuation and Qualifying Accounts	87

        All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(Item 14(a)3-Exhibits Required by Item 601

of Regulation S-K and Additional Exhibits)

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

(3)	(i)	Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.
	(ii)	Amended and Restated By-laws of Holding; previously filed as Exhibit (3)(ii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.
(4)	(i)	Form of Common Stock Certificate, filed herewith.
(ii)
Indenture, dated as of November 1, 1986, between the Company and Manufacturers Hanover Trust Company, Trustee, including the form of 9 1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4(iii) to the Company's Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.
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
(vi)
Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; previously filed as Exhibit 4.1 in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.
(vii)
First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company's 7.375% Senior Notes due 2008, guaranteed by Holding; previously filed as Exhibit (4)(xi) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.
(viii)
Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company's 7 1/8% Senior Notes due 2003 and 7 5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

(ix)
Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7 3/8% Senior Notes due 2005; previously filed as Exhibit 4.2 in Holding's Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.
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
(xii)
Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006; previously filed as Exhibit (4)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.
(xiii)
Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4)(xxv) to Holding's Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.
(xiv)
Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between American Standard Companies Inc. and The Bank of New York, as Rights Agent; previously filed as Exhibit (1)(a) in Holdings' Form 8-A/A dated February 7, 2003, and herein incorporated by reference.
(xv)
Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) in Holdings' Form 8-A/A dated February 7, 2003 and herein incorporated by reference.
(10)*	(i)	Employment Agreement of Frederic M. Poses; previously filed as Exhibit (10) to Holding's Form 10-Q for the third quarter ended September 30, 1999, and herein incorporated by reference.
* Items in this Exhibit 10 section constitute management contracts or compensatory plans or arrangements with the exception of (10) (xxiii), (xxiv), (xxv) and (xxvi).
(ii)
Amendment of Employment Agreement of Frederic M. Poses referred to in Exhibit (10)(i) above; previously filed as Exhibit (10)(xix) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.
(iii)
Amended and Restated Employment Agreement of Frederic M. Poses dated as of February 7, 2002; previously filed as Exhibit (10)(iii) in Holding's Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.
(iv)
Employment Agreement of J. Paul McGrath dated December 17, 1999; previously filed as Exhibit (10)(iii) to Holding's Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.
(v)
Employment Agreement of G. Peter D'Aloia dated December 3, 1999; previously filed as Exhibit (10)(iv) to Holding's Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.
(vi)
Employment Agreement of Lawrence B. Costello dated May 1, 2000; previously filed as Exhibit (10)(vi) in Holding's Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

(vii)
Employment Agreement of Marc Olivié dated March 2, 2001 and revised March 19, 2001; previously filed as Exhibit (10)(vii) in Holding's Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.
(viii)	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002, filed herewith.
(ix)
American Standard Companies Inc. Long-Term Incentive Compensation Plan, as amended and restated as of May 3, 2001; previously filed as Exhibit (10)(x) in Holding's Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.
(x)
Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as amended and restated in its entirety as of May 4, 2000; previously filed as Exhibit (10)(vii) to Holding's Form 10-K for the year ended December 31, 2000, and herein incorporated by reference.
(xi)
American Standard Inc. Executive Supplemental Retirement Benefit Program, restated to include all amendments through December 6, 2001; previously filed as Exhibit (10)(xiii) in Holding's Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.
(xii)	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, as amended and restated effective December 5, 2002, filed herewith.
(xiii)
Trust Agreement for the American Standard Inc. Supplemental Compensation Plan for Outside Directors, dated March 7, 1996; incorporated herein by reference to Exhibit (10)(vi) to the Company's Form 10-K for the fiscal year ended December 31, 1997.
(xiv)
American Standard Companies Inc. Corporate Officer Severance Plan, as amended and restated as of May 4, 2000; previously filed as Exhibit (10)(xii) to Holding's Form 10-K for the year ended December 31, 2000, and herein incorporated by reference.
(xv)
American Standard Companies Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2002; previously filed as Exhibit (10)(xvii) in Holding's Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.
(xvi)
American Standard Companies Inc. Stock Incentive Plan, as amended through December 7, 2000; previously filed as Exhibit (10)(xiv) to Holding's Form 10-K for the year ended December 31, 2000, and herein incorporated by reference.
(xvii)
Addendum to Stock Incentive Plan referred to in Exhibit (10)(xvi) above to comply with local regulations in the United Kingdom with respect to options granted in that country; previously filed as Exhibit (10)(xii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.
(xviii)
Addendum to Stock Incentive Plan referred to in Exhibit (10)(xvi) above to comply with local regulations in France with respect to options granted in that country; previously filed as Exhibit (10)(xiii) in Holding's Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.
(xix)	Second Addendum for French Participants to Stock Incentive Plan referred to in Exhibit (10)(xvi) above governing options granted to participants in France on or after May 16, 2001, filed herewith.

	(xx)	American Standard Companies Inc. 2002 Omnibus Incentive Plan; previously filed as Exhibit (10) in Holding's Form 10-Q for the quarter ended March 31, 2002, and herein incorporated by reference.
	(xxi)	Addendum to the 2002 Omnibus Incentive Plan referred to in Exhibit (10)(xx) above governing options granted to participants in France, filed herewith.
	(xxii)	American Standard Inc. Supplemental Savings Plan as amended through December 6, 2002, filed herewith.
	(xxiii)	Form of Indemnification Agreement; previously filed as Exhibit (10)(xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.
(xxiv)
Share Purchase Agreement dated February 2, 1999 among Blue Circle Industries PLC; Blue Circle Bathrooms Limited; Blue Circle Home Products BV; Blue Circle Home Products Beteiligungs-GmbH and Ideal Standard Limited; Ideal Standard S.r.l.; WABCO Standard GmbH and U.S. Plumbing Products Inc.; Ideal Standard IBV Limited; WABCO Standard Export Inc.; previously filed as Exhibit 2 in Holding's Form 8-K, dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.
(xxv)
First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J. P. Morgan Europe Limited, as London Agent and as Belgian Agent; previously filed as Exhibit (10)(i) in Holding's Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.
(xxvi)
Amendment and Restatement Agreement dated as of November 5, 2002, in respect of the 364-Day Credit Agreement, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, JP Morgan Chase Bank, as Administrative Agent and Swingline Lender; Bank of America, N.A., Citibank, N.A. and Lloyds TSB Bank PLC as Syndication Agents; ABN AMRO Bank N.V., Barclays Bank PLC, and Societe Generale, as Co-Syndication Agents; and J. P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner; previously filed as Exhibit (10)(ii) in Holding's Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.
(12)		Ratio of Earnings to Fixed Charges, filed herewith.
(21)		Listing of Holding's subsidiaries, filed herewith.
(23)		Consent of Ernst & Young LLP, filed herewith.
(24)	(i)	Power of Attorney (F. Poses), filed herewith.
	(ii)	Power of Attorney (S. Anderson, J. Cohon, S. Goldstone, E. Hagenlocker, J. Hardymon, R. Parsons and J.D. Quayle), filed herewith.
(99.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(99.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.
By:	/s/ FREDERIC M. POSES (Frederic M. Poses) CHAIRMAN AND CHIEF EXECUTIVE OFFICER

March 12, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ FREDERIC M. POSES Frederic M. Poses	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ G. PETER D'ALOIA (G. Peter D'Aloia)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ RICHARD S. PARADISE (Richard S. Paradise)	Vice President and Controller (Principal Accounting Officer)
* (Steven E. Anderson)	Director
* (Jared L. Cohon)	Director
* (Steven F. Goldstone)	Director
* (Edward E. Hagenlocker)	Director
* (James F. Hardymon)	Director
* (Roger W. Parsons)	Director
* (J. Danforth Quayle)	Director
*By	/s/ J. PAUL MCGRATH J. Paul McGrath Attorney-in-fact

CERTIFICATIONS

I, Frederic M. Poses, certify that:

        1.    I have reviewed this annual report on Form 10-K of American Standard Companies Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ FREDERIC M. POSES Frederic M. Poses Chief Executive Officer

I, G. Peter D'Aloia, certify that:

        1.    I have reviewed this annual report on Form 10-K of American Standard Companies Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ G. PETER D'ALOIA G. Peter D'Aloia Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

        We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, New York
February 5, 2003

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME (Parent Company Separately)
(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
Equity in net income of subsidiaries	$371.0	$295.0	$315.2

Net income	$371.0	$295.0	$315.2

See notes to financial statements.

BALANCE SHEET (Parent Company Separately)
(Dollars in millions)

	December 31,
	2002	2001
ASSETS
Accounts receivable		$.5
Investment in subsidiaries	$860.2	454.7

Total assets	$860.2	$455.2

LIABILITIES
Loans payable to subsidiaries	$630.4	$545.3
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 200,000,000 shares authorized: issued and outstanding, 72,613,736 shares in 2001; 72,071,944 shares in 2001	..7	..7
Capital surplus	724.4	707.2
Unearned compensation	(2.3)	(5.2)
Treasury stock	(534.6)	(505.3)
Retained earnings (accumulated deficit)	428.0	57.0
Accumulated other comprehensive income:
Foreign currency translation effects	(309.2)	(331.8)
Deferred loss on hedge contracts, net of tax	(2.0)	(1.0)
Minimum pension liability adjustment, net of tax	(75.2)	(11.7)

Total shareholders' equity (deficit)	229.8	(90.1)

	$860.2	$455.2

See notes to financial statements.

STATEMENT OF CASH FLOWS (Parent Company Separately)
(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$371.0	$295.0	$315.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in net loss (income) of subsidiary	(371.0)	(295.0)	(315.2)
Changes in:
Accounts receivable	.5	.6	—
Accounts payable and accruals	—	(.4)	—

Net cash flow from operating activities	.5	.2	—

Cash provided (used) by investing activities:
Investment in subsidiary	—	—	(17.1)

Net cash provided (used) by investing activities	—	—	(17.1)

Cash provided (used) by financing activities:
Purchases of treasury stock	(141.1)	(116.5)	(147.5)
Purchase of warrants	—	(35.2)	—
Proceeds from exercise of stock options	56.1	96.9	21.7
Loan from subsidiary	77.2	47.4	143.0
Other	7.3	7.1	—

Net cash provided (used) by financing activities	(.5)	(.3)	17.2

Net change in cash and cash equivalents	—	(.1)	.1
Cash and cash equivalents beginning of year	—	.1	—

Cash and cash equivalents end of year	$—	$—	$.1

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

(A)
The notes to the consolidated financial statements of American Standard Companies Inc. (the "Parent Company") are an integral part of these condensed financial statements.

(B)
The Parent Company owns 100% of the outstanding common American Standard Inc. and 100% of the common stock of American Standard International Inc.

(C)
The Company's Board of Directors has approved plans to purchase up to $700 million of the Company's common stock (including $150 million approved on February 6, 2003) to offset the dilutive effect of issuing shares of common stock pursuant to the Company's stock option plans and other incentive and benefit plans funded with shares of stock. Pursuant to these authorizations, the Company purchased 2,075,200 shares in 2002 for $141 million, 1,921,050 shares in 2001 for $116 million, 3,559,900 shares in 2000 for $148 million, 113,600 shares in 1999 for $4 million and 2,675,750 shares in prior years for $84 million. As of February 6, 2003, the unexpended authorization was $183 million, after purchases of 350,000 shares for $24 million in 2003 through that date. These purchases were funded with borrowings by American Standard Inc. under its bank credit agreement and loaned to the Parent Company under a non-interest-bearing intercompany demand note.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

        Years ended December 31, 2002, 2001, and 2000

(Dollars in thousands)

Description	Balance Beginning of Period	Additions Charged to Income	Deductions		Other Changes	Foreign Currency Translation Effects	Balance End of Period
2002
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$35,446	$22,524	$(8,627	)(A)	$(12,434)	$(1,203)	$38,112

2001:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$36,741	$17,700	$(15,804	)(A)	$(2,200)	$(991)	$35,446

2000:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$45,903	$14,663	$(12,629	)(A)	$(8,888)	$(2,308)	$36,741

(A) Accounts charged off.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
CONSOLIDATED STATEMENT OF INCOME AMERICAN STANDARD COMPANIES INC.
CONSOLIDATED BALANCE SHEET AMERICAN STANDARD COMPANIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS AMERICAN STANDARD COMPANIES INC.
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN STANDARD COMPANIES INC. INDEX TO EXHIBITS (Item 14(a)3-Exhibits Required by Item 601 of Regulation S-K and Additional Exhibits)
SIGNATURES
CERTIFICATIONS
SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS