Form 10-Q
period 2003-03-31
AMERICAN STANDARD COMPANIES INC
filed 2003-05-01
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

X Yes	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

X Yes	No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 25, 2003	71,819,032 shares

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
UNAUDITED SUMMARY STATEMENT OF INCOME
(Dollars in millions except
per share amounts)

	Three months ended
	March 31,

	2003	2002

Sales	$1,950.6	$1,761.9

Costs and expenses:
Cost of sales	1,485.8	1,352.7
Selling and administrative expenses	324.1	282.3
Other expense (income)	18.0	8.0
Interest expense	30.2	33.4

	1,858.1	1,676.4

Income before income taxes	92.5	85.5
Income taxes	28.7	28.5

Net income applicable to common shares	$63.8	$57.0

Net income per share:
Basic	$.88	$.79

Diluted	$.87	$.78

Average common shares outstanding
Basic	72,141,634	72,232,638
Diluted	73,379,432	73,476,055

See accompanying notes

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
(Dollars in millions, except share data)

	March 31,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$138.3	$96.6
Accounts receivable, less allowance for doubtful accounts: Mar. 2003 - $39.4; Dec. 2002 - $38.1	1,037.6	881.4
Inventories:
Finished products	556.1	486.1
Products in process	157.4	138.1
Raw materials	154.8	146.5
Other current assets	290.6	265.7

Total current assets	2,334.8	2,014.4
Facilities, less accumulated depreciation:
Mar. 2003 - $804.9 ; Dec. 2002 - $773.2	1,422.9	1,430.1
Goodwill, less accumulated amortization:
Mar. 2003 - $375.5; Dec. 2002 - $370.9	1,007.6	1,012.8
Capitalized software costs, less accumulated amortization: Mar. 2003 - $147.3; Dec. 2002 - $131.7	240.2	242.0
Other assets	430.2	444.5

Total assets	$5,435.7	$5,143.8

Current liabilities:
Loans payable to banks	63.0	$36.3
Current portion of long-term debt	4.4	4.5
Accounts payable	722.7	601.6
Accrued payrolls	272.7	281.0
Current portion of warranties	122.3	118.0
Taxes on income	129.0	98.9
Other accrued liabilities	545.2	525.3

Total current liabilities	1,859.3	1,665.6
Long-term debt	2,003.0	1,918.4
Reserve for post-retirement benefits	641.5	623.3
Warranties	199.4	197.9
Other liabilities	505.6	508.8

Total liabilities	5,208.8	4,914.0
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	–	–
Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding:
71,743,190 in 2003; 72,613,736 in 2002	.7	.7
Capital surplus	729.8	724.4
Unearned compensation	(1.9)	(2.3)
Treasury stock	(597.1)	(534.6)
Retained earnings	491.8	428.0
Accumulated other comprehensive income:
Foreign currency translation effects	(320.7)	(309.2)
Deferred gain (loss) on hedge contracts, net of tax	(.8)	(2.0)
Minimum pension liability adjustment, net of tax	(74.9)	(75.2)

Total shareholders’ equity	226.9	229.8

	$5,435.7	$5,143.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)

	Three months ended
	March 31,

	2003	2002

Cash provided (used) by:
Operating Activities:
Net income	$63.8	$57.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	38.3	36.1
Amortization of capitalized software and other intangibles	19.1	12.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.1)	(1.9)
Non-cash stock compensation	16.8	14.3
Other	(1.1)	(.1)
Changes in assets and liabilities:
Accounts receivable	(155.0)	(71.3)
Inventories	(87.9)	(53.0)
Accounts payable	112.0	39.3
Other accrued liabilities and taxes	37.2	(39.7)
Post-retirement benefits	11.1	11.2
Other assets	(20.4)	(26.9)
Other long-term liabilities	6.6	17.8

Net cash provided (used) by operating activities	39.4	(4.6)

Investing activities:
Purchases of property, plant and equipment	(29.3)	(22.2)
Investments in affiliated companies and other businesses	(10.3)	(22.0)
Investment in computer software	(11.2)	(10.1)
Other	.3	4.8

Net cash used by investing activities	(50.5)	(49.5)

Financing activities:
Proceeds from issuance of long-term debt	32.1	–
Repayments of long-term debt	(126.2)	(38.6)
Net change in revolving credit facilities	174.0	119.1
Net change in other short-term debt	28.2	1.6
Purchases of treasury stock	(76.0)	(68.4)
Proceeds from exercise of stock options	4.5	34.0
Other	19.4	1.5

Net cash provided by financing activities	56.0	49.2

Effect of exchange rate changes on cash and cash equivalents	(3.2)	(.8)

Net increase (decrease) in cash and cash equivalents	41.7	(5.7)
Cash and cash equivalents at beginning of period	96.6	82.1

Cash and cash equivalents at end of period	$138.3	$76.4

Cash interest paid	$28.8	$33.4
Cash taxes paid (received)	$(11.4)	$59.0

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Comprehensive Income

     Total comprehensive income consisted of the following (dollars in millions):

	Three months ended
	March 31,

	2003	2002

Net income	$63.8	$57.0
Foreign currency translation effects	(11.5)	(15.2)
Deferred gain on hedge contracts, net of tax	1.2	5.2
Minimum pension liability adjustment	.3	–

Total comprehensive income	$53.8	$47.0

Note 3. Tax Matters

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

Note 4. Earnings Per Share

     The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended March 31, 2003 and 2002 included 1,237,798 and 1,243,417 average incremental shares, respectively, for the assumed exercise of stock options and issuance of common stock under other equity compensation plans.

Note 5. Debt

     In January 2003, a European subsidiary of the Company issued €30 million ($31 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

Note 6. Stock-Based Compensation

     The Company has three stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”) – which are described in Note 12 of Notes to Financial Statements in the Company’s 2002 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Nor is compensation cost recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,

	(Dollars in millions
	except per share data)

	2003	2002

Net income, as reported	$63.8	$57.0
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(5.0)	(5.4)

Pro forma net income	$58.8	$51.6

Earnings per share:
Basic–as reported	$0.88	$0.79

Basic–pro forma	$0.82	$0.71

Diluted–as reported	$0.87	$0.78

Diluted–pro forma	$0.80	$0.70

     The weighted average fair values of grants made during the three months ended March 31, 2003 and 2002 were $20.94 and $18.24, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.92% in 2003 and 2.49% in 2002; volatility of 29% in 2003 and 2002; an expected average life of 5 years in 2003 and 2002; and a dividend yield of zero.

Note 7. Warranties and Guarantees

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company adopted the disclosure requirements of that Interpretation effective December 31, 2002. The accounting requirements of that Interpretation were effective January 1, 2003 and had no material effect on the Company.

     Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $8 million and $6 million for the three months ended March 31, 2003 and 2002, respectively. Total warranty expense was $35 million and $29 million for those respective periods.

     Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

	(Dollars in millions)
	2003	2002

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$315.9	$299.9
Warranty costs accrued	30.8	26.3
Extended warranty contracts sold	14.4	12.8
Warranty claims settled	(27.9)	(22.0)
Amortization of deferred income on extended warranty contracts	(11.9)	(13.1)
Increases (decreases) in pre-existing warranties, net	.4	.1

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	321.7	304.0
Current portion included in current liabilities	(122.3)	(118.1)

Long-term warranty liability	$199.4	$185.9

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $32 million as of March 31, 2003, extending from 2003 to 2020, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2003 the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 9 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $41 million Euro-denominated credit facility and $31 million of Euro-denominated Senior Bonds.

Note 8. Effect of Other Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities. That interpretation will have little effect on the Company. Other recently issued FASB statements that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included No. 143, Accounting for Asset Retirement Obligations; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note 9. Supplemental Consolidating Condensed Financial Information

     All of the Company’s Senior Notes were issued by its wholly-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the “ASI Public Debt”). In lieu of providing separate financial statements for ASI, included is the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the three months ended March 31, 2003 and 2002, and balance sheets as of March 31, 2003 and December 31, 2002 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,034.7	$1,017.5	$(101.6)	$1,950.6

Costs and expenses:
Cost of sales		805.4	782.0	(101.6)	1,485.8
Selling and administrative expenses		181.6	142.5		324.1
Other expense		.5	17.5		18.0
Interest expense		27.6	2.6		30.2
Intercompany interest expense (income)		3.1	(3.1)		–

Total expenses		1,018.2	941.5	(101.6)	1,858.1

Income before income taxes and equity in net income of consolidated subsidiaries		16.5	76.0	–	92.5
Income taxes		5.5	23.2		28.7

Income before equity in net income of consolidated subsidiaries		11.0	52.8	–	63.8
Equity in net income of consolidated subsidiaries	$63.8			(63.8)	–

Net income	$63.8	$11.0	$52.8	$(63.8)	$63.8

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2003

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$.3	$10.8	$127.2		$138.3
Accounts receivable, net		459.5	578.1		1,037.6
Inventories		405.8	462.5		868.3
Other current assets		208.4	82.2		290.6

Total current assets	.3	1,084.5	1,250.0		2,334.8
Facilities, net		571.7	851.2		1,422.9
Goodwill, net		130.9	876.7		1,007.6
Investment in subsidiaries	930.9			$(930.9)
Other assets		599.2	71.2		670.4

Total assets	$931.2	$2,386.3	$3,049.1	$(930.9)	$5,435.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$25.0	$38.0		$63.0
Current maturities of long-term debt		2.2	2.2		4.4
Other current liabilities		887.5	904.4		1,791.9

Total current liabilities		914.7	944.6		1,859.3
Long-term debt		1,918.5	84.5		2,003.0
Reserve for postretirement benefits		357.4	284.1		641.5
Intercompany accounts, net	$704.3	163.6	(867.9)
Other long-term liabilities		398.0	307.0		705.0

Total liabilities	704.3	3,752.2	752.3	$–	5,208.8

Total shareholders’ (deficit) equity	226.9	(1,365.9)	2,296.8	(930.9)	226.9

Total liabilities and shareholders’ equity	$931.2	$2,386.3	$3,049.1	$(930.9)	$5,435.7

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:
Operating activities:
Net income	$63.8	$11.0	$52.8	$(63.8)	$63.8
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		23.8	33.6		57.4
Equity in earnings of unconsolidated joint ventures, net of dividends received			(1.1)		(1.1)
Non-cash stock compensation		16.8			16.8
Equity in net income of subsidiaries	(63.8)			63.8	–
Other		(1.5)	.4		(1.1)
Changes in assets and liabilities:
Accounts receivable		(7.0)	(148.0)		(155.0)
Inventories		(51.9)	(36.0)		(87.9)
Accounts payable		63.7	48.3		112.0
Other accrued liabilities and taxes		(16.0)	53.2		37.2
Post-retirement benefits		10.4	.7		11.1
Other assets		(12.9)	(7.5)		(20.4)
Other long-term liabilities		(2.2)	8.8		6.6

Net cash provided by operating activities	–	34.2	5.2	–	39.4

Investing activities:
Purchase of property, plant and equipment		(11.6)	(17.7)		(29.3)
Investments in affiliated companies and other businesses			(10.3)		(10.3)
Investments in computer software		(5.9)	(5.3)		(11.2)
Other			.3		.3

Net cash used by investing activities	–	(17.5)	(33.0)	–	(50.5)

Financing activities:
Proceeds from issuance of long-term debt			32.1		32.1
Repayments of long-term debt		(125.2)	(1.0)		(126.2)
Net change in revolving credit facilities		177.5	(3.5)		174.0
Net change in other short-term debt		25.0	3.2		28.2
Purchases of treasury stock	(76.0)				(76.0)
Net change in intercompany accounts	70.3	(78.3)	8.0		–
Proceeds from exercise of stock options	4.5				4.5
Other	1.5	17.9			19.4

Net cash provided (used) by financing activities	.3	16.9	38.8	–	56.0

Effect of exchange rate changes on cash and cash equivalents			(3.2)		(3.2)

Net increase (decrease) in cash and cash equivalents	.3	33.6	7.8	–	41.7

Cash and cash equivalents a beginning of period		(22.9)	119.5		96.6

Cash and cash equivalents at end of period	$.3	$10.7	$127.3	$–	$138.3

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

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

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:
Operating activities:
Net income	$57.0	$25.4	$31.6	$(57.0)	$57.0
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		20.6	28.1		48.7
Equity in earnings of unconsolidated joint ventures, net of dividends received		(1.5)	(.4)		(1.9)
Non-cash stock compensation		14.3			14.3
Equity in net income of subsidiaries	(57.0)			57.0	–
Other		–	(.1)		(.1)
Changes in assets and liabilities:
Accounts receivable	.2	(2.4)	(69.1)		(71.3)
Inventories		(35.0)	(18.0)		(53.0)
Accounts payable		33.3	6.0		39.3
Other accrued liabilities and taxes		63.0	(102.7)		(39.7)
Post-retirement benefits		12.4	(1.2)		11.2
Other assets		(76.5)	49.6		(26.9)
Other long-term liabilities		13.9	3.9		17.8

Net cash provided (used) by operating activities	.2	67.5	(72.3)	–	(4.6)

Investing activities:
Purchase of property, plant and equipment		(10.6)	(11.6)		(22.2)
Investments in affiliated companies and other businesses		(22.0)			(22.0)
Investments in computer software		(4.2)	(5.9)		(10.1)
Other		2.5	2.3		4.8

Net cash used by investing activities	–	(34.3)	(15.2)	–	(49.5)

Financing activities:
Repayments of long-term debt		(37.8)	(.8)		(38.6)
Net change in revolving credit facilities		57.5	61.6		119.1
Net change in other short-term debt			1.6		1.6
Purchases of treasury stock	(68.4)				(68.4)
Net change in intercompany accounts	33.0	(72.9)	39.9		–
Proceeds from exercise of stock options	34.0				34.0
Other	1.5				1.5

Net cash provided (used) by financing activities	.1	(53.2)	102.3	–	49.2

Effect of exchange rate changes on cash and cash equivalents			(.8)		(.8)

Net increase (decrease) in cash and cash equivalents	.3	(20.0)	14.0	–	(5.7)

Cash and cash equivalents a beginning of period	–	3.1	79.0	–	82.1

Cash and cash equivalents at end of period	$.3	$(16.9)	$93.0	$–	$76.4

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2002

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

ASSETS
Current assets:
Cash and cash equivalents		$(22.9)	$119.5		$96.6
Accounts receivable, net		453.3	428.1		881.4
Inventories		353.9	416.8		770.7
Other current assets		178.9	86.8		265.7

Total current assets		963.2	1,051.2		2,014.4
Facilities, net		575.2	854.9		1,430.1
Goodwill, net		133.0	879.8		1,012.8
Investment in subsidiaries	$860.2	–	–	$(860.2)	–
Other assets		624.2	62.3		686.5

Total assets	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks			$36.3		$36.3
Current maturities of long-term debt		$2.4	2.1		4.5
Other current liabilities		836.4	788.4		1,624.8

Total current liabilities		838.8	826.8		1,665.6
Long-term debt		1,864.2	54.2		1,918.4
Reserve for post-retirement benefits		347.0	276.3		623.3
Intercompany accounts, net	$630.4	232.0	(862.4)		–
Other long-term liabilities		400.3	306.4		706.7

Total liabilities	630.4	3,682.3	601.3	$–	4,914.0

Total shareholders’ equity (deficit)	229.8	(1,386.7)	2,246.9	(860.2)	229.8

Total liabilities and shareholders’ equity (deficit)	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

Note 10. Segment Data

Summary Segment and Income Statement Data
Dollars in millions
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Sales:
Air Conditioning Systems and Services	$1,083.7	$1,048.3
Bath and Kitchen	542.9	468.6
Vehicle Control Systems	324.0	245.0

Total sales	$1,950.6	$1,761.9

Segment income:
Air Conditioning Systems and Services	$83.0	$82.2
Bath and Kitchen	35.1	38.9
Vehicle Control Systems	46.7	33.5

Total segment income	164.8	154.6
Equity in net income of unconsolidated joint ventures	4.5	5.5

	169.3	160.1
Interest expense	(30.2)	(33.4)
Corporate and other expenses	(46.6)	(41.2)

Income before income taxes	$92.5	$85.5

     For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Position and Results of Operations on the following pages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the First Quarter of 2003 Compared with the First Quarter of 2002

     The following discussion and analysis addresses year-to-year changes in the line items shown in the Segment and Income Statement Data in Note 10 of Notes to Financial Statements.

     Sales in the first quarter of 2002 were $1.951 billion, an increase of 11% (5% excluding favorable foreign exchange effects) from $1.762 billion in the first quarter of 2002. Sales increased 3% for Air Conditioning Systems and Services, 16% for Bath and Kitchen and 32% for Vehicle Control Systems.

     Segment income was $164.8 million for the first quarter of 2003, an increase of 7% (flat excluding favorable foreign exchange effects) from $154.6 million in the first quarter of 2002. Segment income increased 1% for Air Conditioning Systems and Services and 39% for Vehicle Control Systems, but declined 10% for Bath and Kitchen.

     Sales of Air Conditioning Systems and Services increased $36 million, or 3% (2% excluding favorable foreign exchange effects) to $1.084 billion for the first quarter of 2003 from $1.048 billion for the first quarter of 2002. This increase resulted primarily from continued strength in residential product sales and improvements in international markets, offset partly by the effects of a significant decline in the North American commercial unitary equipment market. Commercial equipment sales, which account for about half of the air conditioning segment sales, continued to feel the effects of a difficult economic environment, and were down 2% in the quarter. Commercial unitary equipment sales decreased 8%, while commercial applied equipment sales increased 6%. Our overall share remained stable in these commercial markets which remain weak and price competitive. We believe non-residential new building construction in the U.S. declined 10% in the first quarter of 2003, following drops of 10% and 13% in the fourth and third quarters of 2002, respectively. In North America, school and health care markets continued to show strength while manufacturing and office building markets are severely depressed. The decline in commercial equipment sales was partly offset by growth in the U.S. parts, service and solutions business, which grew 5%. That growth was slightly below our long-term expectations for that part of our business and we believe this indicates that customers continue to defer maintenance or perform maintenance themselves, and are reluctant to enter into long-term services agreements. Sales outside the U.S., which are substantially commercial, improved 17% (11% in local currencies), led by strong growth in Asia which was up 20% (17% in local currencies) and Latin America which was up 3% (20% in local currencies), and an increase in Europe of 27% (3% in local currencies). Residential sales in the U.S. increased 12%, benefiting from our strong dealer network, the successful introduction of new, high-efficiency products, and growth in the marketing arrangement with Home Depot through which certain central residential heating and air conditioning systems are offered. Our high-efficiency product line is well positioned to capitalize on increased demand for such products as consumers are increasingly aware of energy costs as oil and gas prices have risen.

     Segment income of Air Conditioning Systems and Services increased 1% (3% excluding foreign exchange effects) to $83 million in the first quarter of 2003 from $82.2 million in the first quarter of 2002. Margins were 7.7% in the first quarter of 2003, compared with 7.8% for the first quarter of 2002. Excluding foreign exchange effects, margins increased 10 basis points. The segment income increase was primarily attributable to volume growth in the residential business and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins. Those gains were offset partly by the effects of price and mix declines for the commercial business — lower volumes of high-margin commercial equipment sales and higher volumes of lower-margin parts, services and solutions. The benefits of materials management and Six Sigma productivity initiatives essentially offset cost escalations and investments in new product initiatives.

     Sales of Bath and Kitchen increased 16% (7% excluding favorable foreign exchange effects) to $542.9 million in the first quarter of 2003, from $468.6 million in the first quarter of 2002. The increase was the result of gains in the Americas, Europe and Asia. Sales in the Americas increased 9% (10% in local currencies), which followed a 17% increase (18% in local currencies) in the fourth quarter of 2002 and came on top of 11% growth in the first quarter of 2002. This growth in the Americas was led by the expanded faucet business and continued strength of our programs at Home Depot and Lowe’s, including the successful launch of the Sottini product line in 450 Lowe’s stores, and solid demand in replacement and home improvement markets. In Europe, where our business is larger, sales increased 22% (3% excluding favorable foreign exchange effects). We remain focused on capitalizing on our strong brands in Europe, and we were able to gain market share in a difficult economic and consumer spending environment. In Asia, sales increased 17% (14% in local currencies), off a small but growing base. The residential new construction market continues to be strong in China.

     Segment income of Bath and Kitchen decreased 10% (21% excluding favorable foreign exchange effects) to $35.1 million for the first quarter of 2003 from $38.9 million for the 2002 first quarter. Margins decreased to 6.5% in the first quarter of 2003 from 8.3% in the first quarter of 2002. Excluding foreign exchange effects, margins decreased 220 basis points. Results continued to be affected by operational issues identified in the second quarter of 2002 in a U.S. plant and its associated distribution centers, as well as at a plant in France. We have made improvements in those areas, and expect completion in the next quarter. Volume growth was offset by the adverse effects of lower price and poorer mix, with a negative impact on margins. We continued to make progress in our productivity through materials management and Six Sigma initiatives which offset cost escalations, including a significant increase in energy costs, and the impact of the operational issues. We also continue to make investments in new marketing programs and new product suites which are benefiting our sales growth, enhancing our product offerings and improving our market position. Segment income was down in the Americas, up slightly in Europe (down excluding favorable foreign exchange effects) and essentially flat in Asia.

     Sales of Vehicle Control Systems for the first quarter of 2003 were $324.0 million, an increase of 32% (12% excluding the favorable effects of foreign exchange) from $245.0 million in the first quarter of 2002, primarily because of increased content per vehicle, technology globalization and penetration into new segments of the market. Sales in Europe, our largest market, increased 34% (9% in local currencies), excluding sales to the North American marketing joint venture, outperforming European truck and bus production, which we believe grew an estimated 8%. Sales increased at double-digit rates in North America, Asia and Latin America. Our sales outperformed the heavy vehicle manufacturing markets in each of those geographic areas.

     Segment income for Vehicle Control Systems for the first quarter of 2003 increased 39% (18% excluding favorable foreign exchange effects) to $46.7 million from $33.5 million in the first quarter of 2002. Margins increased from 13.7% in the first quarter of 2002 to 14.4% in the first quarter of 2003. This primarily reflected higher volume in Western Europe. Savings from materials management and Six Sigma initiatives offset cost escalations.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures decreased to $4.5 million in the first quarter of 2003 from $5.5 million in the first quarter of 2002. The decrease primarily resulted from the dissolution of a joint venture with TransAmerica in the U.S. that was replaced with a new receivables securitization program.

     Interest expense decreased $3.2 million in the first quarter of 2003 compared with the first quarter of 2002 primarily due to lower average debt balances.

     Corporate and other expenses in the first quarter of 2003 increased $5.4 million from the first quarter of 2002 primarily reflecting higher pension, medical and other insurance costs, and increased minority interest expense. Corporate and other expenses, shown in the Segment and Income Statement Data table in Note 10 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provision for the first quarter of 2003 was $28.7 million, or 31% of pre-tax income, compared with a provision of $28.5 million, or 33.3% of pre-tax income in the first quarter of 2002. The effective income tax rate of 31% is the estimated effective rate for the year 2003 and is lower than the rate in 2002 primarily because of a more efficient tax structure.

Liquidity and Capital Resources

     Net cash provided by operating activities was $39.4 million for the first quarter of 2003, compared with net cash used of $4.6 million for the same period of 2002. The $44.0 million increase resulted primarily because the first quarter of 2002 included a $55 million payment of a German tax settlement, and because of a refund of taxes in the first quarter of 2003. Other factors contributing to the increase were higher net income and higher depreciation and amortization. All of these favorable factors were partly offset by higher net working capital usage (accounts receivable, inventories and accounts payable). Accounts receivable increased more in the first quarter of 2003 than in the first quarter of 2002, primarily reflecting slightly slower payments by customers, as the average number of day’s sales outstanding increased by 2.5 days. Inventories increased in the first quarter of both years, reflecting the normal seasonal pattern, but the increase in 2003 was higher than in 2002, primarily reflecting growth and a build-up of residential air conditioning products in anticipation of an expected increase in demand for the summer cooling season. Accounts payable increased more in 2003 than in 2002, primarily reflecting growth in the business and inventory build-up.

     In investing activities, the Company made capital expenditures of $39.6 million for the first quarter of 2003, including $10.3 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $44.2 million in the 2002 first quarter, including $22.0 million of investments in affiliated companies and other businesses. The

Company also invested $11.2 million in computer software in the first quarter of 2003, compared with $10.1 million in the 2002 period.

     The excess of cash used by investing activities over cash provided by operating activities totaling $11.1 million was funded by net cash provided by financing activities in 2003 of $56.0 million. Financing activities consisted principally of net borrowings of $108.1 million, proceeds realized from the exercise of stock options and other miscellaneous transactions, partly offset by purchases of approximately 1.1 million shares of the Company’s common stock for $76.0 million pursuant to the Company’s share repurchase program. In the first quarter of 2002, cash used by investing activities and operating activities totaling $54.1 million was funded by net cash provided by financing activities in 2002 of $49.5 million and the use of cash on hand. Financing activities consisted of net borrowings of $82.1 million and proceeds realized from the exercise of stock options of $34.0 million, partly offset by purchases of approximately 1.1 million shares of the Company’s common stock for $68.4 million pursuant to the Company’s share repurchase program.

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

     On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million was funded with lower-cost borrowings under the Company’s bank credit agreements

     The Company has two primary bank credit agreements. The agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.15 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day U.S. dollar facility that was amended and restated on November 5, 2002 in the amount of $150 million with an expiration date of November 4, 2003. The 364-day facility has an option to renew for an additional 364 days. The Company also has a Euro-denominated, 364-day bank credit agreement of approximately $43 million (at March 31, 2003 exchange rates) of which $32 million was utilized as of March 31, 2003. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of December 31, 2002, because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility.

     The primary credit agreements contain various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreements.

     At March 31, 2003, the Company had borrowings of $667 million outstanding under its primary bank credit agreements. There was $378 million available under those agreements after reduction for borrowings and for $105 million of letters of credit usage. The Company has $28 million available under other bank credit facilities after reduction for borrowings of $32 million and letters of credit usage of $6 million. In addition, the Company had $197 million available at March 31, 2003, under overdraft facilities that can be withdrawn by the banks at any time.

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

     The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results, for a given quarter or year, to differ materially from management’s expectations, including:

•	the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen markets and the level of truck and bus production in the Company’s Vehicle Control Systems markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining a consistent supply of other basic materials like aluminum, copper, clays, electronics and natural gas at stable pricing levels;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the ability of the Company to effectively and timely implement remedial programs to overcome operational issues in Bath and Kitchen’s U.S. and French operations;

•	the impact on the Company or a segment from the loss of a customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s products or potential products;

•	significant changes in the number of future asbestos claims, significant changes in the cost to defend and resolve such claims, changes in the law and procedures relating to claims, changes in the financial viability of insurance carriers and defendants and changes in other assumptions of the Company;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2003;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	the extent of and the costs at which the Company effects repurchases of its common stock; and

•	the extent to which the Company plans to reduce outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-14(c), are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and brake shoes. The Company believes it has ample insurance coverage and has never received an unfavorable court judgment.

     The Company has recorded both its estimated liability for asbestos claims and its probable recovery from insurance carriers and other indemnifiers for such claims separately on its balance sheet. The amount of the recorded liability is based on the Company’s assessment of current claims, the status of ongoing litigation, defense strategies, settlement initiatives and past experience. The Company’s analysis of insurance coverage and recoveries from other indemnifiers includes the insurers’ financial strength, the insurance payments made to date, stated deductibles and the advice of insurance coverage counsel. While the Company has substantial insurance coverage for future claims, additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries. No liability has been recorded for unknown asbestos claims and the Company can not reasonably estimate the number of future claims and the cost of disposing such claims, however, the Company believes that it is not reasonably possible that a net loss material to the liquidity and financial condition of the Company has been incurred in excess of the amounts recorded.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

     (b)  Reports on Form 8-K:

During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K containing, as an exhibit, a press release pertaining to the financial results of the Company for the quarter and year ended December 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC

/s/ Richard S. Paradise

Vice President and Controller (Principal Accounting Officer)

May 1, 2003

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

Date: May 1, 2003

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

Date: May 1, 2003

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