Form 10-Q
period 2003-06-30
AMERICAN STANDARD COMPANIES INC
filed 2003-07-30
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

     Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

[X] Yes [ _] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at	72,256,449 shares
July 25, 2003

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

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales	$2,265.0	$2,086.5	$4,215.6	$3,848.4

Cost and expenses
Cost of sales	1,700.7	1,557.0	3,186.5	2,909.6
Selling and administrative expenses	335.1	302.6	659.2	584.9
Other expense	5.1	5.3	23.1	13.4
Interest expense	30.1	32.6	60.3	66.0

	2,071.0	1,897.5	3,929.1	3,573.9

Income before income taxes	194.0	189.0	286.5	274.5
Income taxes	60.1	62.9	88.8	91.4

Net income	$133.9	$126.1	$197.7	$183.1

Net income per common share
Basic	$1.86	$1.74	$2.75	$2.53

Diluted	$1.83	$1.71	$2.70	$2.48

Average common shares outstanding
Basic	71,873,438	72,450,074	72,006,795	72,341,957
Diluted	73,207,727	73,935,940	73,293,221	73,704,707

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
(Dollars in millions, except share data)

	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$181.0	$96.6
Accounts receivable, less allowance for doubtful accounts: June 2003 — $42.9; Dec. 2002 — $38.1	1,155.7	881.4
Inventories:
Finished products	551.3	486.1
Products in process	165.3	138.1
Raw materials	176.4	146.5
Other current assets	332.1	265.7

Total current assets	2,561.8	2,014.4
Facilities, less accumulated depreciation:
June 2003 — $877.2; Dec. 2002 — $773.2	1,455.1	1,430.1
Goodwill, less accumulated amortization:
June 2003 — $386.7; Dec. 2002 — $370.9	1,059.5	1,012.8
Capitalized software costs, less accumulated amortization:
June 2003 — $164.0; Dec. 2002 — $131.7	239.7	242.0
Other assets	466.9	444.5

Total assets	$5,783.0	$5,143.8

Current liabilities:
Loans payable to banks	$65.5	$36.3
Current portion of long-term debt	4.0	4.5
Accounts payable	777.6	601.6
Accrued payrolls	256.8	281.0
Current portion of warranties	127.7	118.0
Taxes on income	169.4	98.9
Other accrued liabilities	640.5	525.3

Total current liabilities	2,041.5	1,665.6
Long-term debt	1,912.6	1,918.4
Reserve for post-retirement benefits	667.9	623.3
Warranties	207.2	197.9
Other liabilities	508.4	508.8

Total liabilities	5,337.6	4,914.0
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding:
72,094,908 in 2003; 72,613,736 in 2002	.7	.7
Capital surplus	736.0	724.4
Unearned compensation	(1.5)	(2.3)
Treasury stock	(583.8)	(534.6)
Retained earnings	625.7	428.0
Accumulated other comprehensive income:
Foreign currency translation effects	(255.5)	(309.2)
Deferred gain (loss) on hedge contracts, net of tax	(.2)	(2.0)
Minimum pension liability adjustment, net of tax	(76.0)	(75.2)

Total shareholders’ equity	445.4	229.8

	$5,783.0	$5,143.8

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,

	2003	2002

Cash provided (used) by:
Operating activities:
Net income	$197.7	$183.1
	Adjustments to reconcile net income to net cash provided by operations:
Depreciation	79.2	72.5
Amortization of capitalized software and other intangibles	39.8	27.9
Non-cash stock compensation	32.1	26.2
Equity in net income of unconsolidated joint ventures, net of dividends received	(3.4)	(3.9)
Other	(6.9)	(20.8)
Changes in assets and liabilities:
Accounts receivable	(248.5)	(153.4)
Inventories	(87.2)	(61.9)
Accounts payable	148.2	51.1
Other accrued liabilities and taxes	155.2	25.0
Post-retirement benefits	20.5	25.6
Other assets	(92.2)	11.9
Other long-term liabilities	10.2	(1.0)

Net cash provided by operating activities before proceeds from initial sale of receivables	244.7	182.3
Proceeds from initial sale of receivables, net	—	182.0

Net cash provided by operating activities	244.7	364.3
Investing activities:
Purchase of property, plant and equipment	(61.2)	(55.6)
Investments in affiliated companies and other businesses	(22.5)	(22.0)
Investments in computer software	(19.6)	(19.6)
Other	0.3	11.8

Net cash used by investing activities	(103.0)	(85.4)

Financing activities:
Proceeds from issuance of long-term debt	32.4	—
Repayments of long-term debt	(127.2)	(39.0)
Net change in revolving credit facilities	46.9	(119.6)
Net change in other short-term debt	27.6	(10.4)
Purchases of treasury stock	(90.6)	(120.6)
Proceeds from exercise of stock options	16.5	47.6
Proceeds from foreign exchange forward contracts on receivables sales	34.3	—
Other	3.6	3.9

Net cash used by financing activities	(56.5)	(238.1)

Effect of exchange rate changes on cash and cash equivalents	(.8)	1.4

Net increase in cash and cash equivalents	84.4	42.2
Cash and cash equivalents at beginning of period	96.6	82.1

Cash and cash equivalents at end of period	$181.0	$124.3

Cash interest paid	61.7	64.9
Cash taxes paid	2.6	96.4

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

Note 2. Comprehensive Income

     Total comprehensive income consisted of the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$133.9	$126.1	$197.7	$183.1
Foreign currency translation effects	65.2	55.5	53.7	40.3
Deferred gain (loss) on hedge contracts, net of tax	.6	(2.2)	1.8	3.0
Minimum pension liability adjustment	(1.1)	—	(.8)	—

Total comprehensive income	$198.6	$179.4	$252.4	$226.4

Note 3. Earnings Per Share

     The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended June 30, 2003 and 2002 included 1,334,289 and 1,485,866 average incremental shares, respectively, for the assumed exercise of stock options. The six-month periods ended June 30, 2003 and 2002 included 1,286,426 and 1,362,750 average incremental shares, respectively.

Note 4. Debt

     In January 2003, a European subsidiary of the Company issued €30 million ($31 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of changes in the financial structure and organization of its European subsidiaries. The Company guarantees the bonds. The proceeds were used to repay borrowings under bank credit agreements.

Note 5. Stock-Based Compensation

     The Company has three stock-based compensation plans — the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”) — which are described in Note 12 of Notes to Financial Statements in the Company’s 2002 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Nor is compensation cost recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in millions except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$133.9	$126.1	$197.7	$183.1
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	5.1	5.9	10.1	11.3

Pro forma net income	$128.8	$120.2	$187.6	$171.8

Earnings per share:
Basic — as reported	$1.86	$1.74	$2.75	$2.53

Basic — pro forma	$1.79	$1.66	$2.61	$2.38

Diluted — as reported	$1.83	$1.71	$2.70	$2.48

Diluted — pro forma	$1.76	$1.63	$2.56	$2.33

     The weighted average fair value per option of grants made during the three months and six months ended June 30, 2003 was $20.96 and for the corresponding periods of 2002 was $18.24. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.48% in 2003 and 2.49% in 2002; volatility of 28.4% and 29% in 2003 and 2002, respectively; an expected average life of 5 years in 2003 and 2002; and a dividend yield of zero.

Note 6. Warranties and Guarantees

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

     Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $8.4 million and $6.9 million for the three months ended June 30, 2003 and 2002, respectively, and $16.4 million and $13.9 million for the six months ended June 30, 2003 and 2002, respectively. Total warranty expense was $42.9 million and $44.0 million for the three months ended June 30, 2003 and 2002, respectively, and $78.1 million and $77.4 million for the six-month periods then ended, respectively.

     Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2003 and 2002 (dollars in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$321.7	$304.0	$315.9	$299.9
Warranty costs accrued	29.2	35.4	60.0	61.7
Extended warranty contracts sold	17.4	13.7	31.8	26.5
Warranty claims settled	(25.0)	(20.8)	(52.9)	(42.8)
Amortization of deferred income on extended warranty contracts	(9.7)	(7.1)	(21.6)	(20.2)
Increases (decreases) in pre-existing warranties, net	1.3	1.7	1.7	1.8

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	334.9	326.9	334.9	326.9
Current portion included in current liabilities	(127.7)	(129.4)	(127.7)	(129.4)

Long-term warranty liability	$207.2	$197.5	$207.2	$197.5

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $32 million as of June 30, 2003, extending from 2003 to 2024, under long-term contracts related to its air conditioning equipment, system controls, and service and maintenance. Through June 30, 2003, the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 8 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $41 million Euro-denominated credit facility and $31 million of Euro-denominated Senior Bonds.

Note 7. Effect of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, see Note 5 of Notes to Financial Statements. For the disclosures required by Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, see Note 6 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those included statements No. 143, Accounting for Asset Retirement Obligations; No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; No. 146, Accounting for Costs Associated with Exit or Disposal Activities; No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company is evaluating the effect of Interpretation No. 46, Consolidation of Variable Interest Entities, which will become effective for the Company in the third quarter of 2003, and believes it will have little impact, if any.

Note 8. Supplemental Consolidating Condensed Financial Information

     The Company’s 100% owned subsidiary, American Standard Inc. (“ASI”) issued all of the Company’s Senior Notes. American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the “ASI Public Debt”). In lieu of providing separate financial statements for ASI, included is the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and six months ended June 30, 2003 and 2002, statements of cash flows for the six months ended June 30, 2003 and 2002 and balance sheets as of June 30, 2003 and December 31, 2002 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,239.6	$1,137.8	$(112.4)	$2,265.0

Costs and expenses:
Cost of sales		943.7	869.4	(112.4)	1,700.7
Selling and administrative expenses		179.1	156.0		335.1
Other (income) expense		(5.7)	10.8		5.1
Interest expense		27.0	3.1		30.1
Intercompany interest expense (income)		(2.6)	2.6		—

Total expenses		1,141.5	1,041.9	(112.4)	2,071.0

Income before income taxes and equity in net income of consolidated subsidiaries		98.1	95.9	—	194.0
Income taxes		35.1	25.0		60.1

Income before equity in net income of consolidated subsidiaries		63.0	70.9	—	133.9
Equity in net income of consolidated subsidiaries	$133.9			(133.9)	—

Net income	$133.9	$63.0	$70.9	$(133.9)	$133.9

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$2,274.3	$2,155.3	$(214.0)	$4,215.6

Costs and expenses:
Cost of sales		1,749.1	1,651.4	(214.0)	3,186.5
Selling and administrative expenses		360.7	298.5		659.2
Other expense		(5.2)	28.3		23.1
Interest expense		54.6	5.7		60.3
Intercompany interest expense (income)		.5	(.5)		—

Total expenses		2,159.7	1,983.4	(214.0)	3,929.1

Income before income taxes and equity in net income of consolidated subsidiaries		114.6	171.9	—	286.5
Income taxes		40.6	48.2		88.8

Income before equity in net income of consolidated subsidiaries		74.0	123.7	—	197.7
Equity in net income of consolidated subsidiaries	$197.7			(197.7)	—

Net income	$197.7	$74.0	$123.7	$(197.7)	$197.7

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$0.5	$20.0	$160.5		$181.0
Accounts receivable, net		533.2	622.5		1,155.7
Inventories		364.8	528.2		893.0
Other current assets		205.4	126.7		332.1

Total current assets	0.5	1,123.4	1,437.9		2,561.8
Facilities, net		572.3	882.8		1,455.1
Goodwill, net		132.9	926.6		1,059.5
Investment in subsidiaries	1,150.0			$(1,150.0)	—
Other assets		651.2	55.4		706.6

Total assets	$1,150.5	$2,479.8	$3,302.7	$(1,150.0)	$5,783.0

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$20.0	$45.5		$65.5
Current maturities of long-term debt		2.1	1.9		4.0
Other current liabilities		974.9	997.1		1,972.0

Total current liabilities		997.0	1,044.5		2,041.5
Long-term debt		1,812.5	100.1		1,912.6
Reserve for postretirement benefits		366.0	301.9		667.9
Intercompany accounts, net	$705.1	165.1	(870.2)		—
Other long-term liabilities		405.6	310.1		715.6

Total liabilities	705.1	3,746.2	886.3	$—	5,337.6
Total shareholders’ (deficit) equity	445.4	(1,266.4)	2,416.4	(1,150.0)	445.4

Total liabilities and shareholders’ equity	$1,150.5	$2,479.8	$3,302.7	$(1,150.0)	$5,783.0

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:
Operating activities:
Net income	$197.7	$74.0	$123.7	$(197.7)	$197.7
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		47.7	71.3		119.0
Equity in earnings of unconsolidated joint ventures, net of dividends received		(1.1)	(2.3)		(3.4)
Non-cash stock compensation		32.1			32.1
Equity in net income of subsidiaries	(197.7)			197.7	—
Other		(7.2)	.3		(6.9)
Changes in assets and liabilities:
Accounts receivable		(79.7)	(168.8)		(248.5)
Inventories		(10.9)	(76.3)		(87.2)
Accounts payable		113.1	35.1		148.2
Other accrued liabilities and taxes		21.4	133.8		155.2
Post-retirement benefits		20.2	.3		20.5
Other assets		(65.3)	(26.9)		(92.2)
Other long-term liabilities		5.7	4.5		10.2

Net cash provided by operating activities	—	150.0	94.7	—	244.7

Investing activities:
Purchase of property, plant and equipment		(23.8)	(37.4)		(61.2)
Investments in affiliated companies and other businesses			(22.5)		(22.5)
Investments in computer software		(11.7)	(7.9)		(19.6)
Other			.3		.3

Net cash used by investing activities	—	(35.5)	(67.5)	—	(103.0)

Financing activities:
Proceeds from issuance of long-term debt			32.4		32.4
Repayments of long-term debt		(125.3)	(1.9)		(127.2)
Net change in revolving credit facilities		42.0	4.9		46.9
Net change in other short-term debt		20.0	7.6		27.6
Purchases of treasury stock	(90.6)				(90.6)
Net change in intercompany accounts	70.8	(42.4)	(28.4)		—
Proceeds from exercise of stock options	16.5				16.5
Other	3.8	34.1			37.9

Net cash provided (used) by financing activities	.5	(71.6)	14.6	—	(56.5)

Effect of exchange rate changes on cash and cash equivalents			(.8)		(.8)

Net increase (decrease) in cash and cash equivalents	.5	42.9	41.0	—	84.4

Cash and cash equivalents a beginning of period		(22.9)	119.5		96.6

Cash and cash equivalents at end of period	$.5	$20.0	$160.5	$—	$181.0

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,226.5	$982.8	$(122.8)	$2,086.5

Costs and expenses:
Cost of sales		912.0	767.8	(122.8)	1,557.0
Selling and administrative expenses		162.5	140.1		302.6
Other (income) expense		7.0	(1.7)		5.3
Interest expense		30.4	2.2		32.6
Intercompany interest expense (income)		.1	(.1)		—

Total expenses		1,112.0	908.3	(122.8)	1,897.5

Income before income taxes and equity in net income of consolidated subsidiaries		114.5	74.5	—	189.0
Income taxes		38.9	24.0		62.9

Income before equity in net income of consolidated subsidiaries		75.6	50.5	—	126.1
Equity in net income of consolidated subsidiaries	$126.1			(126.1)	—

Net income	$126.1	$75.6	$50.5	$(126.1)	$126.1

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$2,240.6	$1,802.0	$(194.2)	$3,848.4

Costs and expenses:
Cost of sales		1,700.5	1,403.3	(194.2)	2,909.6
Selling and administrative expenses		320.9	264.0		584.9
Other expense		4.5	8.9		13.4
Interest expense		61.4	4.6		66.0
Intercompany interest expense (income)		.3	(.3)		—

Total expenses		2,087.6	1,680.5	(194.2)	3,573.9

Income before income taxes and equity in net income of consolidated subsidiaries		153.0	121.5	—	274.5
Income taxes		52.9	38.5		91.4

Income before equity in net income of consolidated subsidiaries		100.1	83.0	—	183.1
Equity in net income of consolidated subsidiaries	$183.1			(183.1)	—

Net income	$183.1	$100.1	$83.0	$(183.1)	$183.1

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2002

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

ASSETS
Current assets:
Cash and cash equivalents		$(22.9)	$119.5		$96.6
Accounts receivable, net		453.3	428.1		881.4
Inventories		353.9	416.8		770.7
Other current assets		178.9	86.8		265.7

Total current assets		963.2	1,051.2		2,014.4
Facilities, net		575.2	854.9		1,430.1
Goodwill, net		133.0	879.8		1,012.8
Investment in subsidiaries	$860.2	—	—	$(860.2)	—
Other assets		624.2	62.3		686.5

Total assets	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks			$36.3		$36.3
Current maturities of long-term debt		$2.4	2.1		4.5
Other current liabilities		836.4	788.4		1,624.8

Total current liabilities		838.8	826.8		1,665.6
Long-term debt		1,864.2	54.2		1,918.4
Reserve for post-retirement benefits		347.0	276.3		623.3
Intercompany accounts, net	$630.4	232.0	(862.4)		—
Other long-term liabilities		400.3	306.4		706.7

Total liabilities	630.4	3,682.3	601.3	$—	4,914.0

Total shareholders’ equity (deficit)	229.8	(1,386.7)	2,246.9	(860.2)	229.8

Total liabilities and shareholders’ equity (deficit)	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided (used) by:
Operating activities:
Net income	$183.1	$100.1	$83.0	$(183.1)	$183.1
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		40.9	59.5		100.4
Equity in earnings of unconsolidated joint ventures, net of dividends received		(2.9)	(1.0)		(3.9)
Non-cash stock compensation		26.2			26.2
Equity in net income of subsidiaries	(183.1)			183.1	—
Other		(11.9)	(8.9)		(20.8)
Changes in assets and liabilities:
Accounts receivable	(.7)	(31.1)	(121.6)		(153.4)
Inventories		(39.8)	(22.1)		(61.9)
Accounts payable		23.6	27.5		51.1
Other accrued liabilities and taxes		115.6	(90.6)		25.0
Other assets		(70.8)	82.7		11.9
Other long-term liabilities		25.1	(.5)		24.6

Net cash provided (used) by operating activities before proceeds from initial sale of receivables	(.7)	175.0	8.0	—	182.3
Proceeds from initial sale of receivables			182.0		182.0

Net cash provided (used) by operating activities	(.7)	175.0	190.0	—	364.3

Investing activities:
Purchase of property, plant and equipment		(23.5)	(32.1)		(55.6)
Investments in affiliated companies and other businesses		(22.0)			(22.0)
Investments in computer software		(9.6)	(10.0)		(19.6)
Other		2.2	9.6		11.8

Net cash used by investing activities	—	(52.9)	(32.5)	—	(85.4)

Financing activities:
Repayments of long-term debt		(37.9)	(1.1)		(39.0)
Net change in revolving credit facilities		(186.0)	66.4		(119.6)
Net change in other short-term debt		5.0	(15.4)		(10.4)
Purchases of treasury stock	(120.6)				(120.6)
Net change in intercompany accounts	69.8	111.6	(181.4)		—
Proceeds from exercise of stock options	47.6				47.6
Other	3.9				3.9

Net cash provided (used) by financing activities	.7	(107.3)	(131.5)	—	(238.1)

Effect of exchange rate changes on cash and cash equivalents			1.4		1.4

Net increase (decrease) in cash and cash equivalents	—	14.8	27.4	—	42.2

Cash and cash equivalents at beginning of period	—	3.1	79.0	—	82.1

Cash and cash equivalents at end of period	$—	$17.9	$106.4	$—	$124.3

Note 9. Segment Data

Summary Segment and Income Statement Data
(Dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales:
Air Conditioning Systems and Services	$1,355.7	$1,311.9	$2,439.4	$2,360.2
Bath and Kitchen	568.8	512.0	1,111.7	980.6
Vehicle Control Systems	340.5	262.6	664.5	507.6

	$2,265.0	$2,086.5	$4,215.6	$3,848.4

Segment income:
Air Conditioning Systems and Services	$179.9	$182.5	$262.9	$264.7
Bath and Kitchen	35.7	43.0	70.8	81.9
Vehicle Control Systems	48.0	38.5	94.7	72.0

	263.6	264.0	428.4	418.6
Equity in net income of unconsolidated joint ventures	6.7	5.9	11.2	11.4

	270.3	269.9	439.6	430.0
Interest expense	(30.1)	(32.6)	(60.3)	(66.0)
Corporate and other expenses	(46.2)	(48.3)	(92.8)	(89.5)

Income before income taxes	$194.0	$189.0	$286.5	$274.5

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Position and Results of Operations on the following pages.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Second Quarter and First Six Months of 2003 Compared with the Second Quarter and First Six Months of 2002

     The following discussion and analysis addresses year-to-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 9 of Notes to Financial Statements. Year-over-year changes in sales and segment income are presented both with and without the effects of foreign exchange translation. Year-over-year changes in sales, segment income and margins for the Bath and Kitchen segment are also presented with and without the effects of an acquisition and a plant closing. Management believes that presenting the analysis excluding those effects is helpful in assessing the overall performance of the business on a comparative basis from year to year. To determine the year-over-year change without the effects of foreign exchange translation, sales and segment income for the prior year periods are translated at the average exchange rates for the current year periods.

     Sales in the second quarter of 2003 were $2.265 billion, an increase of $179 million, or 9% (3% excluding favorable foreign exchange translation effects), from $2.087 billion in the second quarter of 2002. Sales increased 3% for Air Conditioning Systems and Services, 11% for Bath and Kitchen and 30% for Vehicle Control Systems.

     Segment income for the second quarter of 2003 was $263.6 million, essentially flat with $264.0 million of segment income in the second quarter of 2002, but decreased by 5% excluding favorable foreign exchange translation effects. An increase in segment income of 25% for Vehicle Control Systems was offset by decreases of 1% for Air Conditioning Systems and Services and 17% for Bath and Kitchen.

     Sales for the first half of 2003 were $4.216 billion, an increase of $368 million, or 10% (4% excluding favorable foreign exchange translation effects), from $3.848 billion in the first half of 2002. Sales increased 3% for Air Conditioning Systems and Services, 13% for Bath and Kitchen and 31% for Vehicle Control Systems.

     Segment income was $428.4 million for the first half of 2002, an increase of 2% (a decrease of 4% excluding favorable foreign exchange translation effects), compared with $418.6 million in the first half of 2002. Segment income increased 32% for Vehicle Control Systems but decreased 1% for Air Conditioning Systems and Services and 14% for Bath and Kitchen.

     Sales of Air Conditioning Systems and Services increased 3% (2% excluding favorable foreign exchange translation effects) to $1.356 billion for the second quarter of 2003, from $1.312 billion for the second quarter of 2002. This increase resulted primarily from continued strength in residential product sales, improvements in international markets and continuing growth in the parts, services and solutions business. Those positives were partly offset by lower sales in the North American commercial equipment market, which continued to be very weak, compounded by the effects of cooler-than-normal weather, which affected both the commercial and residential markets. Sales of residential air conditioning products were up a strong 7% versus the second quarter of last year, significantly outperforming the market. We estimate that the residential market was down about 3% for the quarter, based upon data published by ARI (Air-Conditioning & Refrigeration Institute) showing markets for April and

May down 9% and 10%, respectively, and June up an estimated 8%, off a contrasting comparison with warmer-than-normal weather last year. Our residential products distributors experienced good sell-through of our products to dealers in the quarter, resulting in their inventory levels remaining low versus historical levels. In addition we continued to see growth in our marketing arrangement with Home Depot through which certain residential central heating and air conditioning systems are offered. Consumers continue to look for reliability and efficiency options as awareness of energy costs has grown with the rise of oil and gas prices. Our high-efficiency product lines capitalize on this demand. In our Commercial air conditioning business, we continued to experience the weakness in the North American commercial equipment market that we’ve seen over the past three years. Customers continued to defer replacement of equipment, which accounts for almost 70 percent of our equipment sales, and we estimate that non-residential construction activity in the U.S. declined approximately 4% in the quarter. The commercial equipment market in the U.S. was down an estimated 8% in the first half of the year (based upon preliminary ARI data), following a 10% drop in 2002, which came on top of a similar decline in 2001. Global commercial equipment sales, about half of our total air conditioning sales, were down approximately 2% (4% excluding favorable foreign exchange translation effects). Sales outside the U.S., which are substantially commercial, grew 12% (5% excluding favorable foreign exchange translation effects), led by strong growth in Asia which was up 14% (11% excluding favorable foreign exchange translation effects). Sales in our parts, services and solutions business increased 8% in the second quarter, in line with our long-term expectations for this part of the business, despite the cooler weather. We ended the quarter with a backlog of $610 million, down slightly compared to both the second quarter of last year and first quarter levels. Sales for Air Conditioning Systems and Services for the first half of 2003 increased by 3% (2% excluding foreign exchange translation effects) to $2.439 billion from $2.360 billion in the first half of 2002, primarily for the same reasons explaining the second quarter increase.

     Segment income of Air Conditioning Systems and Services decreased 1% (2% excluding favorable foreign exchange translation effects) to $179.9 million in the second quarter of 2003 from $182.5 million in the second quarter of 2002. The segment income decrease was primarily attributable to the effects of price and volume weakness in our commercial equipment business and cost escalations. Those decreases were essentially offset by volume growth in the residential business and the benefits of materials management and Six Sigma productivity initiatives. We also continued to make additional expenditures on marketing and advertising, added service technicians in the commercial business and salespeople in the residential business, and created a center of excellence for the design and manufacture of coils. These expenditures, combined with new product programs in both residential and commercial, resulted in a margin decline of 60 basis points from 13.9% in the second quarter of 2002 to 13.3% in the second quarter of 2003. Segment income for the first half of 2003 decreased 1% (with little effect from foreign exchange translation) to $262.9 million from $264.7 million in the first half of 2002, essentially for the reasons mentioned for the second quarter decrease.

     Sales of Bath and Kitchen increased 11% (2% excluding favorable foreign exchange translation effects) to $568.8 million in the second quarter of 2003, from $512.0 million in the second quarter of 2002. Excluding sales of $7.1 million from a small acquisition in Europe completed in the first quarter of 2003 sales increased 10% (1% excluding favorable foreign exchange translation effects). Sales in the Americas increased 2% (1% excluding favorable foreign exchange translation effects), which came on top of 15% growth in the second quarter of 2002 when we rolled out our expanded Whirlpool program at Home Depot. Sales in the quarter benefited from our expanded faucet business and the Standard Collection at Home Depot, and by the successful launch of the Sottini suite in Lowes at the beginning of the year.

Sottini is now in 500 Lowes stores and is experiencing good acceptance. Our new Champion toilet, America’s Best™ Flushing System, is now in the marketplace. We believe this new product will have a favorable impact on sales and margins in the future. In Europe, where our business is larger and our margin structure is better, sales increased 21% (3% excluding favorable foreign exchange translation effects). Excluding a small acquisition we made in the first quarter that contributed $7.1 million in sales, our sales were flat in markets that were down modestly. We continue spending to reinforce our strong brand positions in Europe. In Asia, sales increased 7% (5% excluding favorable foreign exchange translation effects), off a small but growing base. The new residential market continues to be strong in China, although there was some impact on sales in the quarter resulting from the SARS outbreak. Sales of Bath and Kitchen for the first half of 2003 increased 13% (4% excluding favorable foreign exchange translation effects) to $1.112 billion from $980.6 million in the first half of 2002. This increase was due principally to the same factors affecting second quarter results.

     Segment income of Bath and Kitchen decreased 17% (26% excluding favorable foreign exchange translation effects) to $35.7 million for the second quarter of 2003 from $43.0 million in the second quarter of 2002. The three operational issues that we identified in the second quarter last year have now been remedied. The new Columbus distribution center in the U.S. has reached efficient operating levels. The new warehousing system and the implementation of improved processes has resulted in higher productivity and efficiencies. Our Tiffin production facility in the U.S. overcame its operating issues in the first quarter of this year, and yields are higher now than they were in 2001 as a result of our actions to address the specific problems and our commitment to overall productivity improvements. In our cast iron tub production facility in Revin, France, quality has improved significantly. In total, these issues had a negative impact of $1.5 million in the quarter, less than the amount we had previously projected. In order to improve our cost structure and reduce our future inventory levels, we took actions to reduce headcount in the Americas and Europe by approximately one thousand people inclusive of those at a plant we closed in Pordenone, Italy, resulting in a charge of approximately $6.5 million. The annualized benefit of this cost reduction program is expected to be about $12 million. Overall, Bath and Kitchen operating margin was 6.3%, slightly below the first quarter and down from 8.4% in the second quarter of 2002. We experienced margin pressure in the second quarter due to lower prices and an unfavorable sales mix of lower-margin products, particularly in the U.S. Excluding the $5.1 million charge for the plant closure, total Bath and Kitchen margins would have been 7.2% in the second quarter, 70 basis points better than the first quarter. Segment income for the first half of 2003 decreased 14% (25% excluding favorable foreign exchange translation effects) to $70.8 million from $81.9 million in the first half of 2002. The decrease resulted primarily for the same reasons as those responsible for the second quarter decrease.

     Sales of Vehicle Control Systems for the second quarter of 2003 were $340.5 million, an increase of 30% (9% excluding favorable foreign exchange translation effects) from $262.6 million in the second quarter of 2002. The increase, exclusive of foreign exchange effects, was driven by increased content per vehicle, technology globalization, higher aftermarket sales and penetration into new segments of the market. Sales in Europe, our largest market, increased 31% (9% excluding favorable foreign exchange translation effects) in the second quarter, outperforming the European truck and bus market decline of 2%. Sales were up 9% in North America, but down 7% excluding favorable foreign exchange translation effects, about in line with the market. In Asia and Latin America, our sales also outperformed truck and bus markets in the quarter. Backlog at quarter end was $504 million, up 5% (2% excluding favorable foreign exchange translation effects) from last year and up 1% from first quarter levels. In the aftermarket business, an important opportunity for us, sales were up 10% in the quarter, well ahead of the sluggish GDP growth in Europe. As recently as 2001, our aftermarket business was growing in line with GDP growth. Customer fill rates, a key measure of our performance, are up significantly year over year. Sales of Vehicle Control Systems for the first half of 2003 increased 31% (10% excluding favorable foreign exchange translation effects) to $664.5 million from $507.6 million in the first half of 2002, primarily for the reasons cited for the second quarter increase.

     Segment income for Vehicle Control Systems for the second quarter of 2003 increased 25% (3% excluding favorable foreign exchange translation effects) to $48.0 million from $38.5 million in the second quarter of 2002. This primarily reflected higher sales to the U.S. marketing joint venture and higher content sales in Europe. Savings from materials management and Six Sigma initiatives offset cost escalations. Segment operating margin was 14.1%, down 60 basis points (90 basis points excluding favorable foreign exchange translation effects) from 14.7% in the second quarter of last year. Segment margins were negatively impacted in the second quarter of 2003 by start-up costs associated with new applications of our products. Segment income and margins were also negatively affected by the recent significant strengthening of the Euro versus the dollar and other currencies. For example, because we produce products in Europe, with costs denominated in Euros, and sell those products in dollars through our U.S. Meritor Wabco joint venture, this created a negative transactional foreign exchange effect of 60 basis points on reported margins. Segment income for Vehicle Control Systems for the first half of 2003 was $94.7 million, an increase of 32% (10% excluding foreign exchange translation effects) from $72.0 million in the first half of 2002, primarily for the reasons cited for the second quarter increase.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures increased to $6.7 million for the second quarter of 2003 from $5.9 million for the second quarter of 2002 and was $11.2 million for the first half of 2003, essentially the same as in the first half of 2002. The increase in the quarter resulted primarily from higher net income in our three principal joint ventures – the Meritor Wabco U.S. marketing joint venture and the Sundaram Clayton India joint venture in Vehicle Control Systems, and the Alliance Compressor joint venture in Air Conditioning.

     Interest expense decreased by $2.5 million in the second quarter of 2003 and by $5.7 million in the first half of 2003 compared to the year-earlier quarter and first half, due to lower average debt balances.

     Corporate and other expenses decreased by $2.1 million in the second quarter of 2003 and increased by $3.3 million in the first half of 2003 compared to the year-earlier quarter and first half. For the quarter, benefits from foreign exchange transactions and the absence of last year’s second quarter one-time cost related to our receivables discount program more than offset escalations in pension, medical, labor and insurance costs. For the half, the cost escalations exceeded the favorable items mentioned for the second quarter. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 9 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provision for the second quarter of 2003 was $60.1 million and for the first half of 2003 was $88.8 million, or 31.0% of income before income taxes, compared with provisions of $62.9 million and $91.4 million, or 33.3% of income before income taxes in the same periods of 2002. The effective income tax rate of 31.0% is the estimated effective rate for the year 2003 and is lower than the rate in 2002 primarily because of a more efficient tax structure.

Liquidity and Capital Resources

     Net cash provided by operating activities, was $244.7 million for the first half of 2003. This compared with net cash provided of $182.3 million, excluding proceeds from the initial sale of receivables, for the first half of 2002. The $62.4 million increase resulted primarily because the first half of 2002 included a $55 million payment of a German tax settlement, and because tax payments in general were lower in the first half of 2003 than in 2002. Other factors contributing to the increase were higher net income and higher depreciation and amortization. All of these favorable factors were partly offset by higher net working capital usage (accounts receivable, inventories and accounts payable). Accounts receivable increased more in the first half of 2003 than in the first half of 2002, primarily reflecting sales growth and slower payments by customers. Inventories increased in the first half of both years, reflecting the normal seasonal pattern, but the increase in 2003 was higher than in 2002, primarily reflecting growth and a build-up of residential air conditioning products in anticipation of an expected increase in demand for the summer cooling season. Accounts payable increased more in 2003 than in 2002, primarily reflecting growth in the business and inventory build-up. Proceeds from the initial sale of receivables under a financing arrangement established in Europe in the first half of 2002, net of a decrease in receivables previously sold in Europe, added $182 million to total cash provided by operating activities in the 2002 period.

     In investing activities, the Company made capital expenditures of $83.7 million for the first half of 2003, including $22.5 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $77.6 million in the first half of 2002, including $22.0 million of investments in affiliated companies and other businesses. The Company also invested $19.6 million in computer software in both six-month periods. Investing activities in 2002 were partly offset by proceeds of $11.8 million from the sale of miscellaneous assets.

     The excess of cash provided by operating activities over cash used by investing activities in the first half of 2003 was $141.7 million and was used to fund net financing activities of $57.3 million. Financing expenditures consisted primarily of net debt repayments of $20.3 million and the purchase of approximately 1.3 million shares of the Company’s common stock for $90.6 million pursuant to the Company’s share repurchase program. Those expenditures were partly offset by cash proceeds of $16.5 million realized from the exercise of stock options and cash proceeds of $34.3 million from foreign exchange forward contracts on Euro and Sterling receivables sold under the European receivables securitization program, and other miscellaneous amounts. This compares with an excess of cash provided by operating activities over cash used for investing activities in the first half of 2002 which totaled $278.9 million and was used to fund net financing activities of $238.1 million. Financing expenditures consisted of net debt repayments of $169.0 million and the purchase of approximately 1.8 million shares of the Company’s common stock for $120.6 million pursuant to the Company’s share repurchase program, partly offset by proceeds realized from the exercise of stock options of $47.6 million and other miscellaneous amounts.

     The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest. Those notes were classified as long-term debt as of December 31, 2002 because the Company had the ability and the intent to fund their redemption with borrowings under its five-year facility discussed below.

     In January 2003, a European subsidiary of the Company issued €30 million ($31 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The Company guarantees the bonds. The proceeds were used to repay borrowings under bank credit agreements.

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

     At June 30, 2003, the Company had borrowings of $531 million outstanding under its primary bank credit agreements. There was $509 million available under those agreements after reduction for borrowings and for $110 million of letters of credit usage. The Company has $17 million available under other bank credit facilities after reduction for borrowings of $46 million and letters of credit usage of $6 million. In addition, the Company had $200 million available at June 30, 2003, under overdraft facilities that can be withdrawn by the banks at any time.

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

     The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets, the Company uses two principal off-balance sheet techniques: operating leases and receivables securitization. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. To reduce its borrowing cost, during 2002 the Company established new accounts receivable securitization facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The amounts of advances from conduits for receivables sold under these securitization programs have increased from $376 million at December 31, 2002, to $455 million at June 30, 2003.

Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and belief, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results, for a given quarter or year, to differ materially from management’s expectations, including:

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

Item 4. Controls and Procedures

     The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e) (as effective August 14, 2003), that such disclosure controls and procedures are effective as of June 30, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and brake shoes. The Company believes it has ample insurance coverage and has never received an unfavorable court judgment.

     The Company has recorded both its estimated liabilities for asbestos claims and its probable recovery from insurance carriers and other entities responsible for indemnifying such claims separately on its balance sheet. The amount of the recorded liability is based on the Company’s assessment of current claims, the status of ongoing litigation, defense strategies, and settlement initiatives and past experience. The Company’s analysis of insurance coverage and recoveries from other entities responsible for indemnifying the Company includes the insurers’ financial strength, the insurance payments made to date, stated deductibles and the advice of insurance coverage counsel. While the Company has substantial insurance coverage for future claims, additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries. No liability has been recorded for unknown asbestos claims and the Company cannot reasonably estimate the number of future claims and the cost of disposing such claims; however, the Company believes that it is not reasonably possible that a net loss material to the liquidity and financial condition of the Company has been incurred in excess of the amounts recorded.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company’s 2003 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 1, 2003. At the Annual Meeting, the Company’s shareholders: (a) elected three Class II Directors with terms expiring at the 2006 Annual Meeting of Shareholders, and (b) ratified the appointment of Ernst & Young LLP as independent Certified Public Accountants of the Company for the year 2003.

     Following the Annual Meeting, two Class I Directors, having terms expiring in 2005, and two Class III Directors, having terms expiring in 2004, continued in office.

     The following sets forth the results of voting at the Annual Meeting:

		Against/		Broker
Matters	For	Withheld*	Abstentions	Non-Votes

Election of Directors*
For a term expiring at the Annual Meeting of Shareholders in 2006 Steven F. Goldstone	60,158,090	5,761,850	*	0
Edward H. Hagenlocker	60,202,297	5,717,643	*	0
Frederic M. Poses	61,612,215	4,307,725	*	0
Ratification of Appointment of Independent Certified Public Accountants for 2003	61,794,580	3,565,234	560,126	0

*	With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either “For” or “Withheld”, or to vote “For all except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withheld” and for named exceptions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

     (b)  Reports on Form 8-K:

During the quarter ended June 30, 2003, the Company filed a Current Report on Form 8-K dated April 16, 2003, and furnishing information under Items 7 and 9. This 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Richard S. Paradise

Vice President and Controller (Principal Accounting Officer)

July 30, 2003

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002