Form 10-Q
period 2003-09-30
AMERICAN STANDARD COMPANIES INC
filed 2003-10-29
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the Registrant; (1) has filed all reports required t o be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

[X] Yes        [  ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 27, 2003	72,805,047 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

     American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. “American Standard” or “the Company” as well as “we”, “us” or “our” will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	$2,234.4	$2,070.1	$6,450.0	$5,918.5

Costs and expenses:
Cost of sales	1,683.6	1,564.4	4,870.1	4,473.9
Selling and administrative expenses	338.0	303.7	997.2	888.6
Other (income) expense	6.6	(.7)	29.7	12.7
Interest expense	28.6	31.7	88.9	97.8

	2,056.8	1,899.1	5,985.9	5,473.0

Income before income taxes	177.6	171.0	464.1	445.5
Income taxes	55.1	56.9	143.9	148.4

Net income	$122.5	$114.1	$320.2	$297.1

Net income per common share:
Basic	$1.69	$1.58	$4.44	$4.11

Diluted	$1.66	$1.55	$4.36	$4.04

Average common shares outstanding:
Basic	72,343,739	72,267,482	72,120,344	72,316,859
Diluted	73,778,953	73,515,925	73,456,720	73,641,199

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY BALANCE SHEET
(Dollars in millions, except share data)

	September 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$201.5	$96.6
Accounts receivable, less allowance for doubtful accounts: Sept. 2003 - $41.2; Dec. 2002 - $38.1	1,153.3	881.4
Inventories:
Finished products	542.3	486.1
Products in process	174.3	138.1
Raw materials	163.5	146.5
Other current assets	298.2	265.7

Total current assets	2,533.1	2,014.4
Facilities, less accumulated depreciation: Sept. 2003 - $901.2; Dec. 2002 - $773.2	1,453.8	1,430.1
Goodwill, less accumulated amortization: Sept 2003 - $387.5; Dec. 2002 - $370.9	1,061.4	1,012.8
Capitalized software costs, less accumulated amortization: Sept. 2003 - $180.6; Dec. 2002 - $131.7	233.4	242.0
Debt issuance costs, net of accumulated amortization: Sept 2003 - $21.2; Dec. 2002 - $17.4	22.4	26.5
Other assets	478.7	418.0

Total assets	$5,782.8	$5,143.8

Current liabilities:
Loans payable to banks	$86.0	$36.3
Current portion of long-term debt	3.1	4.5
Accounts payable	727.9	601.6
Accrued payrolls	259.2	281.0
Current portion of warranties	129.1	118.0
Taxes on income	198.7	98.9
Other accrued liabilities	693.9	525.3

Total current liabilities	2,097.9	1,665.6
Long-term debt	1,716.1	1,918.4
Reserve for post-retirement benefits	632.8	623.3
Warranties	211.3	197.9
Other liabilities	536.7	508.8

Total liabilities	5,194.8	4,914.0
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding: 72,640,527 in 2003; 72,613,736 in 2002	.7	.7
Capital surplus	744.7	724.4
Unearned compensation	(1.1)	(2.3)
Treasury stock	(562.6)	(534.6)
Retained earnings	748.2	428.0
Accumulated other comprehensive income:
Foreign currency translation effects	(268.3)	(309.2)
Deferred gain (loss) on hedge contracts, net of tax	2.4	(2.0)
Minimum pension liability adjustment, net of tax	(76.0)	(75.2)

Total shareholders’ equity	588.0	229.8

	$5,782.8	$5,143.8

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC. AND SUBSIDIARIES
UNAUDITED SUMMARY STATEMENT OF CASH FLOWS
(Dollars in millions)

	Nine months ended
	September 30,

	2003	2002

Cash provided (used) by:
Operating activities:
Net income	$320.2	$297.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	117.9	111.1
Amortization of capitalized software and other intangibles	62.2	44.1
Non-cash stock compensation	46.7	40.9
Equity in net income of unconsolidated joint ventures, net of dividends received	(9.2)	(8.1)
Other	(4.0)	—
Changes in assets and liabilities:
Accounts receivable	(241.3)	(103.3)
Inventories	(73.5)	(75.4)
Accounts payable	98.7	16.6
Other accrued liabilities and taxes	228.4	32.2
Post-retirement benefits	(18.2)	(24.7)
Other assets	(96.7)	(68.3)
Other long-term liabilities	42.6	84.9

Net cash provided by operating activities before proceeds from initial sale of receivables	473.8	347.1
Proceeds from initial sale of receivables, net	—	81.4

Net cash provided by operating activities	473.8	428.5
Investing activities:
Purchase of property, plant and equipment	(102.2)	(91.1)
Investments in affiliated companies and other businesses	(24.3)	(22.0)
Investments in computer software	(29.4)	(30.3)
Proceeds from dissolution of receivables financing joint venture	—	25.8
Other	5.5	13.6

Net cash used by investing activities	(150.4)	(104.0)

Financing activities:
Proceeds from issuance of long-term debt	32.7	—
Repayments of long-term debt	(128.7)	(39.8)
Net change in revolving credit facilities	(145.2)	(167.2)
Net change in other short-term debt	47.4	24.8
Purchases of treasury stock	(105.2)	(135.7)
Proceeds from exercise of stock options	39.3	51.4
Proceeds from foreign exchange forward contracts	36.4	—
Other	5.4	5.6

Net cash used by financing activities	(217.9)	(260.9)

Effect of exchange rate changes on cash and cash equivalents	(.6)	.1

Net increase in cash and cash equivalents	104.9	63.7
Cash and cash equivalents at beginning of period	96.6	82.1

Cash and cash equivalents at end of period	$201.5	$145.8

Cash interest paid	$86.4	$94.9
Cash taxes paid	$26.8	$109.7

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications of amounts reported in the prior year have been made to conform to the 2003 classifications.

Note 2. Comprehensive Income

     Total comprehensive income consisted of the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$122.5	$114.1	$320.2	$297.1
Foreign currency translation effects	(12.8)	(56.5)	40.9	(16.2)
Deferred gain (loss) on hedge contracts, net of tax	2.6	(6.7)	4.4	(3.7)
Minimum pension liability adjustment	—	—	(.8)	—

Total comprehensive income	$112.3	$50.9	$364.7	$277.2

Note 3. Earnings Per Share

     The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2003 and 2002 included 1,435,214 and 1,248,443 average incremental shares, respectively, for the assumed exercise of stock options. The nine-month periods ended September 30, 2003 and 2002 included 1,336,376 and 1,324,340 average incremental shares, respectively.

Note 4. Debt

     In January 2003, a European subsidiary of the Company issued €30 million ($34 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of changes in the financial structure and organization of its European subsidiaries. The Company guarantees the bonds. The proceeds were used to repay borrowings under bank credit agreements.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, to stock-based employee compensation (dollars in millions except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$122.5	$114.1	$320.2	$297.1
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	4.9	5.9	15.0	17.2

Pro forma net income	$117.6	$108.2	$305.2	$279.9

Earnings per share:
Basic–as reported	$1.69	$1.58	$4.44	$4.11

Basic–pro forma	$1.63	$1.50	$4.23	$3.87

Diluted–as reported	$1.66	$1.55	$4.36	$4.04

Diluted–pro forma	$1.59	$1.47	$4.15	$3.80

     The weighted average fair value per option of grants made during the three months and nine months ended September 30, 2003 was $21.03 and for the corresponding periods of 2002 was $18.24. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.76% in 2003 and 2.49% in 2002; volatility of 28% and 29% in 2003 and 2002, respectively; an expected average life of 5 years in 2003 and 2002; and a dividend yield of zero.

Note 6. Warranties, Guarantees, Commitments and Contingencies

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

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $9.6 million and $6.8 million for the three months ended September 30, 2003 and 2002, respectively, and $26.0 million and $20.8 million for the nine months ended September 30, 2003 and 2002, respectively. Total warranty expense was $46.0 million and $37.9 million for the three months ended September 30, 2003 and 2002, respectively, and $124.1 million and $116.1 million for the nine-month periods then ended, respectively.

     Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2003 and 2002 (dollars in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$334.9	$326.9	$315.9	$299.9
Warranty costs accrued	40.5	40.3	100.5	102.3
Extended warranty contracts sold	18.5	12.3	50.3	39.1
Warranty claims settled	(38.6)	(32.2)	(91.5)	(75.9)
Amortization of deferred income on extended warranty contracts	(10.8)	(8.5)	(32.4)	(28.8)
Increases (decreases) in pre-existing warranties, net	(4.1)	(9.2)	(2.4)	(7.0)

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	340.4	329.6	340.4	329.6
Current portion included in current liabilities	(129.1)	(133.7)	(129.1)	(133.7)

Long-term warranty liability	$211.3	$195.9	$211.3	$195.9

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $33 million as of September 30, 2003, extending from 2003 to 2024, under long-term contracts related to its air conditioning equipment, system controls, and service and maintenance. Through September 30, 2003, the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 8 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $46 million Euro-denominated credit facility and $34 million of Euro-denominated Senior Bonds.

Note 7. Effect of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 5 of Notes to Financial Statements. For the disclosures required by Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, see Note 6 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those included statements No. 143, Accounting for Asset Retirement Obligations; No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; No. 146, Accounting for Costs Associated with Exit or Disposal Activities; No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Interpretation No. 46, Consolidation of Variable Interest Entities, which will become effective for the Company in the fourth quarter of 2003, is being evaluated by the Company and is expected to have little impact.

Note 8. Supplemental Consolidating Condensed Financial Information

     The Company’s 100% owned subsidiary, American Standard Inc. (“ASI”) issued all of the Company’s Senior Notes. American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the “ASI Public Debt”). In lieu of providing separate financial statements for ASI, included is the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and nine months ended September 30, 2003 and 2002, statements of cash flows for the nine months ended September 30, 2003 and 2002 and balance sheets as of September 30, 2003 and December 31, 2002 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$1,240.4	$1,136.7	$(142.7)	$2,234.4

Costs and expenses:
Cost of sales		956.2	870.1	(142.7)	1,683.6
Selling and administrative expenses		189.7	148.3		338.0
Other (income) expense		34.2	(27.6)		6.6
Interest expense		25.8	2.8		28.6
Intercompany interest expense (income)		(2.4)	2.4		—

Total expenses		1,203.5	996.0	(142.7)	2,056.8

Income before income taxes and equity in net income of consolidated subsidiaries		36.9	140.7	—	177.6
Income taxes		12.4	42.7		55.1

Income before equity in net income of consolidated subsidiaries		24.5	98.0	—	122.5
Equity in net income of consolidated subsidiaries	$122.5	—	—	$(122.5)	—

Net income	$122.5	$24.5	$98.0	$(122.5)	$122.5

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Sales		$3,514.7	$3,292.0	$(356.7)	$6,450.0

Costs and expenses:
Cost of sales		2,705.3	2,521.5	(356.7)	4,870.1
Selling and administrative expenses		550.4	446.8		997.2
Other expense		29.0	.7		29.7
Interest expense		80.4	8.5		88.9
Intercompany interest expense (income)		(1.9)	1.9		—

Total expenses		3,363.2	2,979.4	(356.7)	5,985.9

Income before income taxes and equity in net income of consolidated subsidiaries		151.5	312.6	—	464.1
Income taxes		53.0	90.9		143.9

Income before equity in net income of consolidated subsidiaries		98.5	221.7	—	320.2
Equity in net income of consolidated subsidiaries	$320.2	—	—	$(320.2)	—

Net income	$320.2	$98.5	$221.7	$(320.2)	$320.2

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$.6	$17.9	$183.0		$201.5
Accounts receivable, net		522.2	631.1		1,153.3
Inventories		356.1	524.0		880.1
Other current assets		194.0	104.2		298.2

Total current assets	.6	1,090.2	1,442.3		2,533.1
Facilities, net		577.2	876.6		1,453.8
Goodwill, net		132.9	928.5		1,061.4
Investment in subsidiaries	1,285.5			$(1,285.5)	—
Other assets		537.5	197.0		734.5

Total assets	$1,286.1	$2,337.8	$3,444.4	$(1,285.5)	$5,782.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$40.0	$46.0		$86.0
Current maturities of long-term debt		1.8	1.3		3.1
Other current liabilities		971.4	1,037.4		2,008.8

Total current liabilities		1,013.2	1,084.7		2,097.9
Long-term debt		1,621.6	94.5		1,716.1
Reserve for postretirement benefits		334.0	298.8		632.8
Intercompany accounts, net	$698.1	280.1	(978.2)		—
Other long-term liabilities		451.2	296.8		748.0

Total liabilities	698.1	3,700.1	796.6	$—	5,194.8
Total shareholders’ (deficit) equity	588.0	(1,362.3)	2,647.8	(1,285.5)	588.0

Total liabilities and shareholders’ equity	$1,286.1	$2,337.8	$3,444.4	$(1,285.5)	$5,782.8

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided by:
Operating activities:
Net income	$320.2	$98.5	$221.7	$(320.2)	$320.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		71.7	108.4		180.1
Equity in earnings of unconsolidated joint ventures, net of dividends received		(4.2)	(5.0)		(9.2)
Non-cash stock compensation		46.7			46.7
Equity in net income of subsidiaries	(320.2)			320.2	—
Other		(2.8)	(1.2)		(4.0)
Changes in assets and liabilities:
Accounts receivable		(68.4)	(172.9)		(241.3)
Inventories		(2.2)	(71.3)		(73.5)
Accounts payable		77.4	21.3		98.7
Other accrued liabilities and taxes		45.5	182.9		228.4
Post-retirement benefits		(13.8)	(4.4)		(18.2)
Other assets		52.8	(149.5)		(96.7)
Other long-term liabilities		51.5	(8.9)		42.6

Net cash provided by operating activities	—	352.7	121.1	—	473.8

Investing activities:
Purchase of property, plant and equipment		(40.2)	(62.0)		(102.2)
Investments in affiliated companies and other businesses			(24.3)		(24.3)
Investments in computer software		(16.9)	(12.5)		(29.4)
Other		.7	4.8		5.5

Net cash used by investing activities	—	(56.4)	(94.0)	—	(150.4)

Financing activities:
Proceeds from issuance of long-term debt			32.7		32.7
Repayments of long-term debt		(125.8)	(2.9)		(128.7)
Net change in revolving credit facilities		(144.5)	(.7)		(145.2)
Net change in other short-term debt		40.0	7.4		47.4
Purchases of treasury stock	(105.2)				(105.2)
Net change in intercompany accounts	61.1	(61.6)	.5		—
Proceeds from exercise of stock options	39.3				39.3
Proceeds from foreign exchange forward contracts		36.4			36.4
Other	5.4				5.4

Net cash provided (used) by financing activities	.6	(255.5)	37.0	—	(217.9)

Effect of exchange rate changes on cash and cash equivalents			(.6)		(.6)

Net increase in cash and cash equivalents	.6	40.8	63.5	—	104.9

Cash and cash equivalents a beginning of period		(22.9)	119.5		96.6

Cash and cash equivalents at end of period	$.6	$17.9	$183.0	$—	$201.5

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

	Parent				Consolidated
(Dollars in millions)	Company	ASI	Other Subsidiaries	Eliminations	Total

Sales		$1,200.1	$902.1	$(32.1)	$2,070.1

Costs and expenses:
Cost of sales		906.0	690.5	(32.1)	1,564.4
Selling and administrative expenses		165.8	137.9		303.7
Other (income) expense		(2.5)	1.8		(.7)
Interest expense		29.5	2.2		31.7
Intercompany interest expense (income)		(1.7)	1.7		—

Total expenses		1,097.1	834.1	(32.1)	1,899.1

Income before income taxes and equity in net income of consolidated subsidiaries		103.0	68.0	—	171.0
Income taxes		35.5	21.4		56.9

Income before equity in net income of consolidated subsidiaries		67.5	46.6	—	114.1
Equity in net income of consolidated subsidiaries	$114.1	—	—	$(114.1)	—

Net income	$114.1	$67.5	$46.6	$(114.1)	$114.1

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

	Parent				Consolidated
(Dollars in millions)	Company	ASI	Other Subsidiaries	Eliminations	Total

Sales		$3,440.8	$2,704.2	$(226.5)	$5,918.5

Costs and expenses:
Cost of sales		2,606.5	2,093.9	(226.5)	4,473.9
Selling and administrative expenses		486.8	401.8		888.6
Other expense		1.8	10.9		12.7
Interest expense		90.9	6.9		97.8
Intercompany interest (income) expense		(1.4)	1.4		—

Total expenses		3,184.6	2,514.9	(226.5)	5,473.0

Income before income taxes and equity in net income of consolidated subsidiaries		256.2	189.3	—	445.5
Income taxes		88.5	59.9		148.4

Income before equity in net income of consolidated subsidiaries		167.7	129.4	—	297.1
Equity in net income of consolidated subsidiaries	$297.1	—	—	(297.1)	—

Net income	$297.1	$167.7	$129.4	$(297.1)	$297.1

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2002

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

ASSETS
Current assets:
Cash and cash equivalents		$(22.9)	$119.5		$96.6
Accounts receivable, net		453.3	428.1		881.4
Inventories		353.9	416.8		770.7
Other current assets		178.9	86.8		265.7

Total current assets		963.2	1,051.2		2,014.4
Facilities, net		575.2	854.9		1,430.1
Goodwill, net		133.0	879.8		1,012.8
Investment in subsidiaries	$860.2	—	—	$(860.2)	—
Other assets		624.2	62.3		686.5

Total assets	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks			$36.3		$36.3
Current maturities of long-term debt		$2.4	2.1		4.5
Other current liabilities		836.4	788.4		1,624.8

Total current liabilities		838.8	826.8		1,665.6
Long-term debt		1,864.2	54.2		1,918.4
Reserve for post-retirement benefits		347.0	276.3		623.3
Intercompany accounts, net	$630.4	232.0	(862.4)		—
Other long-term liabilities		400.3	306.4		706.7

Total liabilities	630.4	3,682.3	601.3	$—	4,914.0

Total shareholders’ equity (deficit)	229.8	(1,386.7)	2,246.9	(860.2)	229.8

Total liabilities and shareholders’ equity (deficit)	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

Note 8. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total

Cash provided by:
Operating activities:
Net income	$297.1	$167.7	$129.4	$(297.1)	$297.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		64.0	91.2		155.2
Equity in earnings of unconsolidated joint ventures, net of dividends received		(6.8)	(1.3)		(8.1)
Non-cash stock compensation		40.9			40.9
Equity in net income of subsidiaries	(297.1)			297.1	—
Changes in assets and liabilities:
Accounts receivable	.3	(25.7)	(77.9)		(103.3)
Inventories		(38.5)	(36.9)		(75.4)
Accounts payable			16.6		16.6
Other accrued liabilities and taxes		166.7	(134.5)		32.2
Post-retirement benefits		(24.3)	(.4)		(24.7)
Other assets		(97.9)	29.6		(68.3)
Other long-term liabilities		81.8	3.1		84.9

Net cash provided by operating activities before proceeds from initial sale of receivables	.3	327.9	18.9	—	347.1
Proceeds from initial sale of receivables, net		(100.7)	182.1		81.4

Net cash provided by operating activities	.3	227.2	201.0	—	428.5

Investing activities:
Purchase of property, plant and equipment		(37.9)	(53.2)		(91.1)
Investments in affiliated companies and other businesses		(22.0)			(22.0)
Investments in computer software		(16.4)	(13.9)		(30.3)
Proceeds from dissolution of partnership		25.8			25.8
Other		3.0	10.6		13.6

Net cash used by investing activities	—	(47.5)	(56.5)	—	(104.0)

Financing activities:
Repayments of long-term debt		(38.6)	(1.2)		(39.8)
Net change in revolving credit facilities		(217.5)	50.3		(167.2)
Net change in other short-term debt		17.9	6.9		24.8
Purchases of treasury stock	(135.7)				(135.7)
Net change in intercompany accounts	78.4	72.9	(151.3)		—
Proceeds from exercise of stock options	51.4				51.4
Other	5.6				5.6

Net cash used by financing activities	(.3)	(165.3)	(95.3)	—	(260.9)

Effect of exchange rate changes on cash and cash equivalents			.1		.1

Net increase in cash and cash equivalents	—	14.4	49.3	—	63.7

Cash and cash equivalents at beginning of period	—	3.1	79.0	—	82.1

Cash and cash equivalents at end of period	$—	$17.5	$128.3	$—	$145.8

Note 9. Segment Data

Summary Segment and Income Statement Data
(Dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales:
Air Conditioning Systems and Services	$1,349.9	$1,288.6	$3,789.3	$3,648.7
Bath and Kitchen	556.7	510.5	1,668.4	1,491.2
Vehicle Control Systems	327.8	271.0	992.3	778.6

	$2,234.4	$2,070.1	$6,450.0	$5,918.5

Segment income:
Air Conditioning Systems and Services	$165.7	$170.1	$428.7	$434.8
Bath and Kitchen	43.0	37.1	113.8	119.0
Vehicle Control Systems	42.4	30.3	137.1	102.3

	251.1	237.5	679.6	656.1
Equity in net income of unconsolidated joint ventures	7.4	8.4	18.5	19.7

	258.5	245.9	698.1	675.8
Interest expense	(28.6)	(31.7)	(88.9)	(97.8)
Corporate and other expenses	(52.3)	(43.2)	(145.1)	(132.5)

Income before income taxes	$177.6	$171.0	$464.1	$445.5

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Third Quarter and First Nine Months of 2003 Compared with the Third Quarter and First Nine Months of 2002

     The following discussion and analysis addresses year-to-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 9 of Notes to Financial Statements. Year-over-year changes in sales and segment income and, in certain cases, operating margins, are presented both with and without the effects of foreign exchange translation. Year-over-year changes in sales for the Bath and Kitchen segment are also presented with and without the incremental sales resulting from an acquisition in the first quarter of 2003. Management believes that presenting the analysis excluding those effects is helpful in assessing the overall performance of the business on a comparative basis from year to year. To determine the year-over-year change without the effects of foreign exchange translation, sales and segment income for the current year periods are translated at the average exchange rates for the prior year periods.

     Sales in the third quarter of 2003 were $2.234 billion, an increase of $164 million, or 8% (4% excluding favorable foreign exchange translation effects), from $2.070 billion in the third quarter of 2002. Sales increased 5% for Air Conditioning Systems and Services, 9% for Bath and Kitchen and 21% for Vehicle Control Systems.

     Segment income for the third quarter of 2003 was $251.1 million, an increase of $13.6 million, or 6% (3% excluding favorable foreign exchange translation effects), from $237.5 million of segment income in the third quarter of 2002. Segment income increases of 16% for Bath and Kitchen and 40% for Vehicle Control Systems were slightly offset by a decrease of 3% for Air Conditioning Systems and Services.

     Sales for the first nine months of 2003 were $6.450 billion, an increase of $531.5 million, or 9% (4% excluding favorable foreign exchange translation effects), from $5.919 billion in the first nine months of 2002. Sales increased 4% for Air Conditioning Systems and Services, 12% for Bath and Kitchen and 27% for Vehicle Control Systems.

     Segment income was $679.6 million for the first nine months of 2003, an increase of 4% (a decrease of 1% excluding favorable foreign exchange translation effects) from $656.1 million in the first nine months of 2002. Segment income increased 34% for Vehicle Control Systems but decreased 1% for Air Conditioning Systems and Services and 4% for Bath and Kitchen.

     Sales of Air Conditioning Systems and Services increased 5% (3% excluding favorable foreign exchange translation effects) to $1.350 billion for the third quarter of 2003, from $1.289 billion for the third quarter of 2002. This increase resulted primarily from continued strength in residential product sales, improvements in commercial unitary and international markets, and continuing growth in the parts, services and solutions business. Those positives were partly offset by lower sales in the North American and European applied equipment market, which continued to be very weak and price competitive. Sales of residential air conditioning products were up 8% versus the third quarter of last year, on top of an unusually high 27% increase in the third quarter of last year, when the weather was much warmer than normal and we caught up on some unfulfilled demand from the second quarter. We continue to outperform the domestic residential unitary market, which we estimate was up 2% for the third quarter of this year compared with last year’s third quarter, based upon data published by ARI (Air-Conditioning & Refrigeration Institute) for July and August, and our estimate for September. Our residential products distributors experienced good sell-through of our products to dealers in the quarter, resulting in their inventory levels remaining low versus historical levels. In addition, combined factory and distributor inventory levels ended the third quarter approximately even with the average levels since 1992, even though the market has grown substantially. We also continued to see growth in our marketing arrangement with Home Depot through which certain residential central heating and air conditioning systems are offered. Consumers continue to look for reliability and efficiency options. Our high-efficiency product lines capitalize on this demand. As we enter the heating season in North America, sales of our high-efficiency furnaces are up strongly for the first nine months of 2003 compared with the same period last year. In our Commercial air conditioning business, we outperformed the equipment markets on a global basis. Improvements in our commercial unitary product line sales partly offset both the lower applied equipment volume in the U.S. and Europe, and the effect of significant global price pressures. We continued to experience the weakness in the North American commercial equipment market that we have seen over the past three years. Customers continued to defer replacement of equipment, which accounts for 60 to 70% of our equipment sales, and we estimate that non-residential construction activity in the U.S. declined approximately 4% in the quarter. The commercial equipment market in the U.S. was down an estimated 6% in the first nine months of 2003 (based upon preliminary ARI data for commercial unitary markets and our own estimates for applied markets), following drops of 11% in 2002 and 8% in 2001. For the third quarter of 2003, global commercial equipment sales, about half of our total air conditioning sales, were flat (down approximately 1% excluding favorable foreign exchange translation effects) compared with third-quarter 2002 sales. Sales outside the U.S., which are substantially commercial, grew 10% (4% excluding favorable foreign exchange translation effects), led by strong growth in Asia. Sales in our parts, services and solutions business increased 8% in the third quarter (6% excluding favorable foreign exchange translation effects). We experienced relatively strong growth in parts, where customers have less discretion to defer purchases, and lower growth in services and solutions, where customers have more flexibility to defer spending. We ended the quarter with a backlog of $605 million, down slightly compared to both the third quarter of last year and second quarter 2003 levels. Sales for Air Conditioning Systems and Services for the first nine months of 2003 increased by 4% (2% excluding favorable foreign exchange translation effects) to $3.789 billion from $3.649 billion in the first nine months of 2002, primarily for the same reasons explaining the third quarter increase.

     Segment income of Air Conditioning Systems and Services decreased 3% (with little effect from foreign exchange translation) to $165.7 million in the third quarter of 2003 from $170.1 million in the third quarter of 2002. Segment operating margin declined to 12.3% for the third quarter of 2003 from 13.2% in the prior-year quarter. The benefits from materials management and Six Sigma productivity initiatives and volume growth in the residential and commercial unitary businesses essentially offset cost escalations and sales price decreases in our applied equipment business. The net effect of those factors, together with an increase in our continuing investments in the business, resulted in an overall decline in segment operating income and margin. Our increased investments in the business consisted primarily of additional expenditures on service capabilities in the commercial business, marketing, advertising and salespeople in the residential business, and product design and manufacturing capabilities. Segment income for the first nine months of 2003 decreased 1% (2% excluding favorable foreign exchange translation effects) to $428.7 million from $434.8 million in the first nine months of 2002, essentially for the reasons mentioned for the third quarter decrease.

     Sales of Bath and Kitchen increased 9% (4% excluding favorable foreign exchange translation effects) to $556.7 million in the third quarter of 2003, from $510.5 million in the third quarter of 2002. Excluding sales of $6.3 million from a small acquisition in Europe completed in the first quarter of 2003, sales increased 8% (3% excluding favorable foreign exchange translation effects). Sales in the Americas increased 3% (2% excluding favorable foreign exchange translation effects), which came on top of 13% growth in the third quarter of 2002 (14% excluding foreign exchange effects) when sales were helped by the expansion of our Whirlpool program at Home Depot. Sales in the quarter benefited from our expanded faucet business and the continued success of our “total bathroom” concept in the retail channel, selling integrated suites of products. Examples of these are the Standard Collection at Home Depot, introduced in 2002, and the Sottini suites, introduced near the end of 2002 at Lowes, both of which continued to experience good sales growth. In the wholesale channel, increased sales of high-end faucets contributed to margin expansion in the quarter. Our new Champion toilet, with America’s Best™ Flushing System, established strong presence and achieved good distribution in the wholesale channel in the third quarter of 2003 at product margins that are better than the category average. We believe Champion will have a positive impact on sales and margins in both wholesale and retail. In Europe, where our business is larger and our margin structure is better, sales increased 14% (3% excluding favorable foreign exchange translation effects). Excluding both the favorable foreign exchange effect and sales of $6.3 million from a small acquisition we made in the first quarter, our sales were flat in markets that were down modestly. We continue spending to reinforce our strong market positions in Europe. In Asia, sales increased 19% (17% excluding favorable foreign exchange translation effects), off a small but growing base. The new residential market continues to be strong in China, and our sales significantly outgrew the market, which we estimate was up 8%. Sales in Korea and Thailand also increased strongly in the quarter, resulting from successful new suite introductions. Sales of Bath and Kitchen for the first nine months of 2003 increased 12% (4% excluding favorable foreign exchange translation effects) to $1.668 billion from $1.491 billion in the first nine months of 2002. This increase was due principally to the same factors affecting third quarter sales.

     Segment income of Bath and Kitchen increased 16% (15% excluding favorable foreign exchange translation effects) to $43.0 million for the third quarter of 2003 from $37.1 million in the third quarter of 2002. Operating margin was 7.7%, up from 6.3% in the second quarter of this year and up from 7.3% from the third quarter last year. Segment income and margins for the third quarter of 2003 benefited from fixing the operational issues that adversely affected our results over the last nine months of 2002 and the first half of 2003. Those benefits were partly offset by continued investment in new performance products, new suite introductions, and our “total bathroom” strategy. Segment income for the first nine months of 2003 decreased 4% (12% excluding favorable foreign exchange translation effects) to $113.8 million from $119.0 million in the first nine months of 2002. The decrease resulted primarily because the improvements in the third quarter were more than offset by second-quarter expenses of approximately $6.5 million related to headcount reductions in the Americas and Europe and closing a plant in Italy, together with the adverse affect in the first half of the year from lower prices and an unfavorable sales mix of lower-margin products.

     Sales of Vehicle Control Systems for the third quarter of 2003 were $327.8 million, an increase of 21% (8% excluding favorable foreign exchange translation effects) from $271.0 million in the third quarter of 2002. The increase was attributable to increased content per vehicle, including new applications, and continued globalization of our technology. We had strong performance in truck and bus brake control systems and transmission control systems, and in air suspension systems for luxury cars and sport utility vehicles. Sales in Europe, our largest market, increased 21% (5% excluding favorable foreign exchange translation effects) in the third quarter, outperforming the European truck and bus market decline of 1%. Sales were flat in North America, outperforming an estimated market decline of 5%. In Asia and Latin America, our sales also outperformed truck and bus markets in the quarter. Backlog at quarter end was $546 million, up 17%(12% excluding favorable foreign exchange translation effects) from the third quarter last year and up 8% from second quarter 2003 levels. Sales of Vehicle Control Systems for the first nine months of 2003 increased 27% (10% excluding favorable foreign exchange translation effects) to $992.3 million from $778.6 million in the first nine months of 2002, primarily for the reasons cited for the third quarter increase.

     Segment income for Vehicle Control Systems for the third quarter of 2003 increased 40% (24% excluding favorable foreign exchange translation effects) to $42.4 million from $30.3 million in the third quarter of 2002. Segment operating margin was 12.9%, up 170 basis points (160 basis points excluding favorable foreign exchange translation effects) from 11.2% in the third quarter of last year. The improvement in operating income and margins primarily reflected volume leverage, savings from materials management and Six Sigma initiatives, and the absence of higher warranty costs incurred in the third quarter of 2002. Segment income for Vehicle Control Systems for the first nine months of 2003 was $137.1 million, an increase of 34% (14% excluding favorable foreign exchange translation effects) from $102.3 million in the first nine months of 2002, primarily for the reasons cited for the third quarter increase.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures decreased to $7.4 million for the third quarter of 2003 from $8.4 million for the third quarter of 2002 and was $18.5 million for the first nine months of 2003, compared with $19.7 million in the first nine months of 2002. The decrease in the quarter and nine months resulted primarily from our decision to terminate our receivables discounting JV with TransAmerica in the third quarter of last year; a decision which has resulted in lower interest costs.

     Interest expense decreased by $3.1 million in the third quarter of 2003 and by $8.9 million in the first nine months of 2003 compared to the year-earlier quarter and nine months, primarily due to lower average debt balances.

     Corporate and other expenses, as shown on the Summary Segment and Income Statement Data table in Note 9 of Notes to Financial Statements, increased by $9.1 million in the third quarter of 2003 and by $12.6 million in the first nine months of 2003 compared to the year-earlier quarter and nine months. Those increases primarily reflected adverse foreign exchange effects and escalations in pension, medical and insurance costs. Corporate and other expenses primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provision for the third quarter of 2003 was $55.1 million and for the first nine months of 2003 was $143.9 million, or 31.0% of income before income taxes. Those compared with provisions of $56.9 million and $148.4 million, or 33.3% of income before income taxes in the same periods of 2002. The estimated effective income tax rate remained at 31.0% for 2003 and is lower than the rate in 2002 primarily because of a more efficient tax structure.

Liquidity and Capital Resources

     Net cash provided by operating activities, was $473.8 million for the first nine months of 2003. This compared with net cash provided of $347.1 million, excluding proceeds from the initial sale of receivables, for the first nine months of 2002. The $126.7 million increase resulted primarily because the first nine months of 2002 included a $55 million payment of a German tax settlement, and because other net tax payments in general were approximately $28 million lower in the first nine months of 2003 than in 2002. Other factors contributing to the increase were higher net income and higher accrued taxes thereon, and higher depreciation and amortization. All of these favorable factors were partly offset by higher net working capital usage (accounts receivable, inventories and accounts payable). Accounts receivable increased (a use of cash) more in the first nine months of 2003 than in the first nine months of 2002, primarily reflecting sales growth and slower payments by customers. Inventories increased (a use of cash) by like amounts in the first nine months of both years, primarily reflecting growth. Accounts payable increased (a source of cash) more in 2003 than in 2002, primarily reflecting growth in the business and higher inventory levels. Proceeds from the initial sale of receivables under a financing arrangement established in Europe in the first nine months of 2002, less a decrease in receivables sold under a new financing arrangement in the U.S., added a net $81.4 million to total cash provided by operating activities in the first nine months of 2002.

     In investing activities, the Company made capital expenditures of $126.5 million for the first nine months of 2003, including $24.3 million of investments in affiliated companies and other businesses. This compared with capital expenditures of $113.1 million in the first nine months of 2002, including $22.0 million of investments in affiliated companies and other businesses. The Company also invested $29.4 million in computer software in 2003 and $30.3 million in 2002. Investing activities in 2002 were partly offset by the return of invested capital and accumulated earnings of $25.8 million from dissolution of the U.S. receivables financing joint venture, and proceeds of $13.6 million from the sale of miscellaneous assets.

     The excess of cash provided by operating activities over cash used by investing activities in the first nine months of 2003 was $323.4 million and was used to fund net financing activities of $217.9 million, resulting in a net increase in cash of $104.9 million (including a small foreign exchange effect). Financing expenditures consisted primarily of net debt repayments of $193.8 million and the purchase of approximately 1.5 million shares of the Company’s common stock for $105.2 million pursuant to the Company’s share repurchase program. Those expenditures were partly offset by cash proceeds of $39.3 million realized from the exercise of stock options and cash proceeds of $36.4 million from foreign exchange forward contracts related to Euro and Sterling receivables sold under the European receivables securitization program, and other miscellaneous amounts. This compares with an excess of cash provided by operating activities over cash used for investing activities in the first nine months of 2002 which totaled $324.5 million and was used to fund net financing activities of $260.9 million, resulting in a net increase in cash of $63.7 million. Financing expenditures in the 2002 period consisted of net debt repayments of $182.2 million and the purchase of approximately 2 million shares of the Company’s common stock for $135.7 million pursuant to the Company’s share repurchase program, partly offset by proceeds realized from the exercise of stock options of $51.4 million and other miscellaneous amounts.

     The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest. Those notes were classified as long-term debt as of December 31, 2002 because the Company had the ability and the intent to fund their redemption with borrowings under its five-year facility discussed below.

     In January 2003, a European subsidiary of the Company issued €30 million ($34 million) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The Company guarantees the bonds. The proceeds were used to repay borrowings under bank credit agreements.

     On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million was funded with lower-cost borrowings under the Company’s bank credit agreements

     The Company has two primary bank credit agreements. The agreements provide the Company with senior unsecured revolving credit facilities aggregating $1.15 billion as follows: (a) a five-year, $1 billion multi-currency facility which expires in 2006 and (b) a 364-day U.S. dollar facility that was amended and restated on November 5, 2002 in the amount of $150 million with an expiration date of November 4, 2003. The 364-day facility has an option to renew for an additional 364 days. The Company will not renew this facility on its expiration date but will refinance it under the long-term, five-year facility and has therefore classified borrowings thereunder as long-term debt in the balance sheet as of September 30, 2003.

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

     At September 30, 2003, the Company had borrowings of $343 million outstanding under its primary bank credit agreements. There was $684 million available under those agreements after reduction for borrowings and for $123 million of letters of credit usage. The Company has $27 million available under other bank credit facilities after reduction for borrowings of $42 million. In addition, the Company had $196 million available at September 30, 2003, under overdraft facilities that can be withdrawn by the banks at any time.

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

     The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets, the Company uses two principal off-balance sheet techniques: operating leases and receivables securitization. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. To reduce its borrowing cost, during 2002 the Company established new accounts receivable securitization facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The amounts of advances from conduits for receivables sold under these securitization programs have increased from $376 million at December 31, 2002, to $437 million at September 30, 2003.

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

• unpredictable difficulties or delays in the development of new product technology, or acceptance by customers of new products;

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

Item 4. Controls and Procedures

     The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), that such disclosure controls and procedures are effective as of September 30, 2003.

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

     (b)  Reports on Form 8-K:

During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K dated July 16, 2003, and furnishing information under Items 7 and 9. This 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Richard S. Paradise

Vice President and Controller
(Chief Accounting Officer)

October 29, 2003

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