Form 10-K
period 2003-12-31
AMERICAN STANDARD COMPANIES INC
filed 2004-03-03
CIK 836102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (732) 980-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value (and associated Common Stock Rights)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                     Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]  No [  ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2003 was approximately $5.3 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the close of business on February 20, 2004: Common Stock, $.01 par value, 72,225,650 shares.

Documents incorporated by reference: Document (Portions only)	Part of the Form 10-K into which document is incorporated.

Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders to be held on May 4, 2004	Part III

Important Information Concerning Forward-Looking Statements

          Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. For further information as to important risks and factors that could cause actual results to differ materially from management’s expectations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Concerning Forward-Looking Statements.”

PART I

ITEM 1. BUSINESS

          American Standard Companies Inc. is a global, diversified manufacturer of high-quality, brand-name products in three major product groups: air conditioning systems and services (58% of 2003 sales); bathroom and kitchen fixtures and fittings (26% of 2003 sales); and vehicle control systems for heavy and medium-sized trucks, trailers, buses, luxury cars and sport utility vehicles (16% of 2003 sales). American Standard is one of the largest providers of products in each of its three major business segments. The Company’s brand names include TRANE® and AMERICAN STANDARD® for air conditioning systems and services, AMERICAN STANDARD®, IDEAL STANDARD®, STANDARD®, PORCHER®, JADO®, ARMITAGE SHANKS®, DOLOMITE®, MELOH®, VENLO®, VENESTA®, SOTTINI® and BORMA® for bath and kitchen products, and WABCO® for vehicle control systems.

          American Standard Companies Inc. (the “Company”) is a Delaware corporation formed in 1988 to acquire all the outstanding common stock of American Standard Inc., a Delaware corporation (“American Standard Inc.”) incorporated in 1929. In 1999 the Company completed an internal reorganization in which American Standard Inc. transferred ownership of essentially all its non-U.S. subsidiaries and their intellectual property rights to another wholly-owned subsidiary of the Company, American Standard International Inc., a Delaware corporation (“ASII”). “American Standard” or the “Company” refers to the Company, or to the Company and American Standard Inc. or ASII, including their subsidiaries, as the context requires.

Overview of Business Segments

          American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

          Air Conditioning Systems and Services (“Air Conditioning”). American Standard is a leading U.S. designer and producer of air conditioning systems and equipment for both domestic and export sales. It also provides control systems, aftermarket service and parts for its products, and performance contracting for the installation and maintenance of heating, ventilation and air conditioning systems. American Standard also manufactures air conditioning systems outside the U.S. Sales to the commercial and residential markets accounted for approximately 73% and 27%, respectively, of Air Conditioning’s total sales in 2003. Approximately 60% of Air Conditioning’s sales in 2003 were in the replacement, renovation and repair markets. Air Conditioning derived 75% of its 2003 sales in the U.S. and 25% outside. Management believes Air Conditioning is well positioned for growth because of its high-quality, energy-efficient, strong brand-name products; significant existing market presence; the introduction of new products and features such as electronic controls; its broad distribution and servicing presence; conversion to products utilizing refrigerants that meet current or future environmental standards, and expansion of operations throughout the world. Systems capabilities, coupled with equipment, service and parts have allowed Air Conditioning to be active in the growing performance-contracting business as a comfort systems solution provider.

          Bath and Kitchen. The Bath and Kitchen segment is a leading producer of bathroom and kitchen fixtures and fittings in Europe, the U.S. and many countries in Latin America and Asia. Its products are marketed through retail and wholesale sales channels for residential and commercial markets. Bath and Kitchen derived 66% of its 2003 sales outside the U.S. and 34% within. Management believes Bath and Kitchen is well positioned for growth because of its strong brands, new products and designs, low-cost manufacturing capability, global distribution and logistics capabilities, and focus on its “total bathroom” concept. The total bathroom concept encompasses providing customers with integrated suites of products, including sinks, toilets, faucets, tubs, showers, bathroom furniture and accessories.

          Vehicle Control Systems. Vehicle Control Systems (“WABCO”) is a leading manufacturer of electronic controls for braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems. These include antilock and electronic braking systems (“ABS” and “EBS,” respectively), and automated transmission controls and suspension control systems, marketed under the WABCO® name for heavy and medium-size trucks, trailers, and buses. WABCO also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles–a growing market. WABCO supplies vehicle manufacturers such as DaimlerChrysler (Mercedes and Freightliner), Volvo (Volvo and RVI), Iveco (Fiat), Scania, PACCAR, Hino, Nissan, Rover and GMC. Management believes that WABCO benefits from its strong market positions in Europe, North America and Brazil and its growing position in Asia. Management also believes WABCO’s products are well positioned for growth because of increasing demand for ABS and EBS; sophisticated electronic control systems for automated transmissions; air suspension systems and stability control systems; and automatic climate control and door control systems. WABCO has a strong reputation for technological innovation and is a leading systems development partner with several major vehicle manufacturers.

Company Goals

     American Standard has adopted the following performance goals:

•	Sales growth, including:

- Delivering premier customer service,

- Technological leadership and product innovation based on knowledge to meet changing customer needs,

- Introducing new products, solutions and services,

- Expanding marketing efforts, building brand awareness and differentiation, and

- Geographic expansion.

•	Productivity improvement through:

- Materials Management programs, and

- Six Sigma and other productivity-enhancing actions.

•	Financial goals to improve asset utilization and return on capital, including:

- Improving earnings per share, margins and cash flow,

- Achieving investment grade debt rating,

- Maintaining or lowering the effective tax rate, and

- Debt reduction.

Materials Management

The Materials Management initiative is centered on leveraging collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve supplier logistics. Materials Management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. It is also intended to identify opportunities to substitute lower-cost materials for higher-cost ones, without compromising quality, durability and safety. With material costs exceeding 50% of total costs, management believes that continued improvements realized through Materials Management could result in substantial savings.

In 2002 and 2003, the Materials Management initiative focused on implementation of processes and training. Management adopted challenging goals for continuous performance improvement. Incremental benefits from this program were approximately $60 million in 2001, $105 million in 2002 and $100 million in 2003. The Company expects increased savings in 2004.

Six Sigma

Six Sigma is a structured approach to achieving significant productivity improvements in business processes through data-driven decisions. Originally introduced to American Standard in 2000, more than 20,000 employees have been trained in Six Sigma tools that have contributed nearly $105 million in productivity gains. During this initial growth phase, productivity gains have nearly doubled each year.

We continue to develop and deploy technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) through aggressive training and project deployment programs. By the end of 2003, we had 37 Master Black Belts, 532 Black Belts and 3,417 Green Belts who were certified or in training. To achieve such a designation, specific projects, timelines, milestones and savings must be achieved. We are continually broadening the Six Sigma approach to cover functions beyond manufacturing. In the past two years we have provided specific Six Sigma training in safety, Materials Management, transactional analysis and design, deployment of new products, lean manufacturing, sales/marketing, maintenance and administrative processes.

Linkage of Goals with Incentive Compensation Plans

          Management has adopted incentive compensation plans that are directly linked to achievement of the companywide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

Air Conditioning Systems and Services Segment

          American Standard’s Air Conditioning Systems and Services products are marketed under the TRANE® and AMERICAN STANDARD® names. Air Conditioning, with revenues of $4.975 billion in 2003, accounted for 58% of Company sales and 62% of segment income. Air Conditioning derived 25% of 2003 sales from outside the U.S. Approximately 60% of Air Conditioning’s sales in 2003 were in the replacement, renovation and repair markets.

          Air Conditioning competes in all of its markets on the basis of using knowledge to provide total solutions, including service, product quality and reliability, technological leadership, energy efficiency and price/value.

          Air Conditioning manufactures two general types of air conditioning systems. The first, called “unitary,” is sold for residential and commercial applications, and is a factory-assembled central air conditioning system which generally encloses in one or two units all the components to cool, heat, filter, humidify, dehumidify, and move air in a ducted system. The second, called “applied,” is typically custom-engineered for commercial use and involves on-site installation of several different components of the air conditioning system. Air Conditioning is one of the largest global manufacturers of both unitary and applied air conditioning systems.

          Product and marketing programs continue to be developed to increase penetration in the growing replacement, renovation and repair businesses. Much of the equipment sold in the fast-growing air conditioning markets of the 1960s and 1970s has reached the end of its useful life. Also, equipment sold in the 1980’s may be replaced earlier than originally expected with higher-efficiency products developed to meet new efficiency standards and to capitalize on the availability of refrigerants that meet current and future environmental standards.

          Many of the air conditioning systems manufactured by Air Conditioning utilize HCFCs, and in the past utilized CFCs as refrigerants. Various domestic and international laws and regulations, principally the 1990 Clean Air Act amendments and the Montreal Protocol, require the eventual phase-out of the production of these refrigerants. Phase-in of substitute refrigerants will encourage replacement or modification of the air conditioning equipment already installed, which management believes creates an ongoing market opportunity. In order to ensure that Air Conditioning products will be compatible with the substitute refrigerants, Air Conditioning has been working closely with the manufacturers that are developing substitute refrigerants. Air Conditioning has also been active in supporting industrywide efforts to transition selectively or when appropriate to these new refrigerants in an orderly and sensible fashion while giving consideration to key environmental issues such as ozone depletion and global warming (greenhouse gas effects). See “General–Regulations and Environmental Matters.”

          Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of Air Conditioning’s air conditioning systems. Air Conditioning is a leader in developing energy-efficient products that meet or exceed these standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures for air conditioning manufacturers to continue to offer energy-efficient product choices to the customer.

          The Company, Heatcraft Technologies Inc. (a subsidiary of Lennox International Inc.) and Copesub, Inc., (a subsidiary of Emerson Electric Co.) are partners in Alliance Compressors (“Alliance”), a joint venture that manufactures compressors for use in air conditioning and refrigeration equipment. The Company and Heatcraft Technologies Inc. each own a 24.5% partnership interest and Copesub, Inc. owns the balance. Alliance develops, manufactures, markets and sells, primarily to the Company and Lennox, scroll compressors utilized mainly in residential central air conditioning applications. Alliance operates principally from a facility in Natchitoches, Louisiana.

          In November 2001, the Company entered an alliance with Daikin, a leading Japanese commercial air conditioning manufacturer, to sell each other’s complementary product lines. Through the alliance, the Company and Daikin are able to provide their customers a complete line of heating, ventilation and air conditioning products, services and solutions for industrial, commercial and residential markets. Daikin has strong global market positions in ductless commercial air conditioners as well as in small chillers, which complement Air Conditioning’s product lines. Various cross-sourcing arrangements have been started by the companies.

          As of December 31, 2003, Air Conditioning Systems and Services employed approximately 26,200 people and had 28 manufacturing plants in 9 countries.

          Commercial Systems and Services

          Commercial systems and services (“commercial systems”), which accounted for 76% of Air Conditioning Systems and Services’ 2003 sales, encompasses the manufacture, distribution and servicing of applied and commercial unitary air conditioning systems and parts throughout the world. The Company also provides performance contracting arrangements that guarantee energy savings. These products and services are for air conditioning applications in commercial, industrial, institutional and large residential buildings. Approximately 67% of commercial system sales are in the U.S. and 33% in international markets. Other major suppliers of commercial systems are Carrier, York and McQuay.

          In the U.S. and Canada, Air Conditioning markets its commercial systems, parts and services through 82 district sales and service offices, 45 of which are company-owned and 37 of which are franchised. In addition, some commercial unitary products are sold through independent wholesale distributors and dealer sales offices. Outside the U.S., Air Conditioning also has an extensive network of 144 sales and service agencies, both company-owned and franchised, to sell products and provide maintenance, service and parts. Overall, the Company estimates that commercial equipment markets declined 2% in 2003 following declines of 10% in 2002 and 8% in 2001.

          Commercial systems has a significant manufacturing and distribution presence outside North America. In the Asia-Pacific region, it has manufacturing operations in China, Malaysia and Taiwan, and a sales and manufacturing joint venture in Thailand. In Brazil, it has a manufacturing plant and distribution operations. In Europe, it operates plants in Epinal and Charmes, France, and in Colchester, U.K. It also has a joint venture in Egypt that serves markets in the Middle East. Commercial systems also continues to expand its international distribution network.

          For commercial systems, Air Conditioning uses its considerable knowledge and expertise to provide completely for its customers’ needs. Commercial systems provides equipment, controls, service, parts and performance contracting. During the last five years, Air Conditioning continued to introduce new applied products, broadening its line of high-efficiency centrifugal chillers, introducing new water-cooled series R chillers, expanding the air-cooled series R chiller line and introducing a new indoor central station air handler, a new water source heat pump and a new line of low-pressure air handlers. Sales of commercial systems that automatically control a building’s performance, including energy consumption and air quality, continue to grow as a percentage of total sales with new product introductions such as Tracer Summit®, Tracker and wireless thermostats. Systems capabilities, combined with equipment, service and parts have allowed Air Conditioning to be active in the performance-contracting business as a comfort systems solution provider with guaranteed energy savings in certain cases. One of the ways Air Conditioning provides complete solutions to customers’ heating, ventilation and air conditioning needs is through its EarthWise™ custom-engineered systems. An EarthWise solution combines optimal design of the equipment, systems, software controls and long-term management. An EarthWise system addresses the customers’ needs in providing safe, efficient heating and cooling at the lowest possible cost, both for the initial system and over its lifetime. New industry wide guidelines covering chiller efficiency were instituted in October 2001. Management believes that Air Conditioning’s chiller efficiency will provide a competitive opportunity as these guidelines are adopted by all 50 states over the next few years.

          During the past five years Air Conditioning also successfully introduced several new commercial unitary products and their respective controls, including: an ultra-high-efficiency packaged air conditioner; modulating gas and variable frequency drive large rooftop units; and rooftop units with special features that appeal to national accounts. The commercial unitary business also concentrated on indoor air quality with new products, product enhancements and new capabilities for existing products. For example, a packaged fresh air unit was introduced that provides economical, precise dehumidification while providing 100% fresh, outside air for dilution and removal of indoor air contaminants. Products representing 75% of commercial unitary sales were introduced at higher efficiency levels, meeting or exceeding ASHRAE efficiency standards. These models were also upgraded to provide enhanced indoor air quality. Air Conditioning introduced a new commercial unitary product in 2002 named Precedent™ with capacities from 2 to 10 tons. Precedent provides improved indoor air quality and higher efficiency, is easier to configure, easier to install and less expensive to manufacture, having 20% fewer parts and being 30% smaller than the products it replaces. A new packaged terminal air conditioner is believed by the Company to be the industry’s quietest. A new platform of variable air volume terminal products was introduced in 2003, providing operating efficiency with 55% fewer parts and 25% fewer process steps. The technology provides improved acoustics along with increased market coverage with additional sizes and capabilities.

          Residential Systems

          Residential systems (“residential systems”), which accounted for 24% of Air Conditioning Systems and Services’ 2003 sales, encompasses the development, manufacture, marketing and distribution of unitary air conditioning products and furnaces for residential applications, primarily in North America. Residential system products are marketed under the TRANE® and AMERICAN STANDARD® brand names. Sales of residential systems have benefited significantly from the growth of the replacement market for residential unitary air conditioning systems in North America. The Company estimates that the overall residential air conditioning and furnace markets grew by 2% in 2003, following gains of 9% and 5%, respectively, in 2002. Other major suppliers in the residential market are Carrier, York, Rheem, Lennox and Goodman Industries.

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

          In recent years, Air Conditioning successfully introduced several new residential products including: a line of multi-stage cooling and heat pump units offering the industry’s highest efficiencies; and an ultra-high-efficiency gas furnace with variable speed airflow and gas combustion components. In the fourth quarter of 2001, Air Conditioning launched a major new residential split-system cooling and heat pump product that competes in a market covering about 50% of the total residential air conditioning market in North America. This new product line, with capacities of 1 to 5 tons, has a very consumer-oriented design and is of higher quality and efficiency. It is also easier to install and operate, utilizes refrigerants which meet current and future environmental standards and costs less to manufacture, requiring 60% fewer parts than the products it replaces.

          Segment reporting for Air Conditioning

          The Company’s air conditioning segment is organized and managed as two operating divisions: Trane Commercial Systems (“TCS”), a global business, and Residential Systems (“RS”), a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, services and parts for commercial and large residential applications. TCS also distributes residential products outside North America. RS manufactures primarily residential products, and distributes both commercial unitary and residential products in North America. RS brings focus and emphasis to a separate North American distribution channel through which both commercial unitary and residential products are sold. Since TCS and RS both sell residential and commercial unitary products, they are not organized on a purely product-line basis. Approximately 15% of RS sales are for commercial applications.

          Management discusses Air Conditioning’s operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations as a single segment, and provides additional information about its principal product lines–commercial systems and services, and residential systems and services, as described above.

          Service and Parts Initiatives

          Air Conditioning recognizes the value of providing a convenient and reliable source of repair parts to service air conditioning products and systems. In support of current and future Air Conditioning customers, the Company has been expanding the number of locations and to provide easy access to parts needed to maintain and repair all products that Air Conditioning sells or services on a worldwide basis. In addition, Air Conditioning offers annual service agreements and long-term partnership arrangements to customers.

Bath and Kitchen Segment

          In 2003, Bath and Kitchen, with revenues of $2.235 billion, accounted for 26% of the Company’s sales and 17% of its segment income. Bath and Kitchen derived 66% of its total 2003 sales from operations outside the U.S.

          Bath and Kitchen sales were 51% from chinaware fixtures, 28% from fittings (typically brass), 10% from tubs, with the remainder from related bath and kitchen products. Throughout the world these products are generally sold through wholesalers and distributors and installed by plumbers and contractors. In the U.S., a significant and growing number of products are also sold through home improvement centers. In total, sales to the residential market account for approximately 80% of Bath and Kitchen sales, with sales to the commercial and industrial markets providing the remainder.

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

          Bath and Kitchen Americas Group manufactures bathroom and kitchen fixtures and fittings selling under the brand names AMERICAN STANDARD, STANDARD, PORCHER and JADO (manufactured in Europe) in the U.S. and under the brand names AMERICAN STANDARD, IDEAL STANDARD, and STANDARD through the Company’s wholly owned operations in Mexico, Canada and Brazil and its joint ventures in Central America and the Dominican Republic.

          In Asia, Bath and Kitchen manufactures bathroom and kitchen fixtures and fittings, selling under the names AMERICAN STANDARD, IDEAL STANDARD, and STANDARD through the Company’s wholly owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand, the Philippines and Vietnam. The group also operates in China through a majority-owned joint venture, which has ownership interests in seven joint ventures.

          The Company’s bath and kitchen products are sold in the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 63% of the Company’s European and U.S. sales and about 20% of the sales in Asia, where there is more growth in new construction. In the U.S., the replacement and remodeling markets have shown substantial growth over the last few years and the Company has benefited from that growth. In Europe the replacement and remodeling markets have historically been more stable than the new construction markets and have shown moderate growth over the past several years. The U.S. residential new construction market grew strongly in 2003 and the two prior years, but the commercial new construction markets were depressed. The commercial new construction and residential new construction markets in Europe have been rather static overall, with the exception of the U.K., which experienced modest growth, and Germany, which declined. The new construction market, in which builders or contractors make product selection, is more price-competitive than the replacement and remodeling market. In the replacement and remodeling market, consumers make the model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Through expansion of manufacturing in low-cost locations, Bath and Kitchen has become more competitive, enabling it to increase sales of products in the lower and middle segments of both the remodeling and new construction markets.

          In the U.S., Bath and Kitchen products are marketed through both the wholesale and retail channels. Sales through the retail home center market channel have become a significant part of Bath and Kitchen segment sales (approximately 20% of segment sales in 2003), but represent only approximately 5% of total Company sales.

          Bath and Kitchen is also continuing programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain major countries. These programs, along with expanded sales training activities, have enhanced the image of the Company’s products with interior designers, decorators, consumers and plumbers.

          In an effort to capture a larger share of the replacement and remodeling market, Bath and Kitchen has introduced a variety of new products, suites and collections designed to suit customer tastes in particular countries. New offerings include additional colors and ensembles, bathroom suites designed by internationally known designers and electronically controlled products. Our new Champion toilet, with America’s Best™ Flushing System, established strong presence and achieved good distribution in the wholesale and retail channels in the last half of 2003 at product margins that are better than the category average. Champion is having a positive impact on sales and margins in both wholesale and retail. Faucet technology programs are focused on anti-leak, anti-scald, filtering and other features to meet emerging consumer and legislative requirements. Sales in 2003 benefited from our expanded faucet business. The “total bathroom” concept, used successfully in Europe, is being expanded in the U.S. retail channel, by selling integrated suites of products. Examples of these are the Standard Collection at Home Depot, introduced in 2002, and the Sottini suites, introduced near the end of 2002 at Lowe’s, and the Retrospect suite introduced in December 2003, also at Lowe’s.

          Many of the Company’s bathtubs sold in the U.S. are made from a proprietary porcelain-on-metal composite, AMERICAST®. Products made with AMERICAST have only one-half the weight of cast iron products and are resistant to breaking and chipping. AMERICAST products are easier to ship, handle and install and are less expensive to produce than cast iron products. Use of this advanced composite has been extended to kitchen sinks and bathroom lavatories. In Europe, a similar composite called IDEALCAST is also used on acrylic-surfaced products.

          As of December 31, 2003, Bath and Kitchen employed approximately 27,300 people and, including affiliated companies, had 67 manufacturing plants in 26 countries and sold products in more than 40 countries.

          Bath and Kitchen has several major competitors in foreign markets, for the most part operating nationally. Friederich Grohe, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe, Sanitec and Roca are the major fixtures competitors and, in Asia, Toto is the major competitor. In the U.S., Bath and Kitchen has several major competitors, including Kohler and, in selected product lines, Masco and Fortune Brands

(Moen). Bath and Kitchen competes in most of its markets on the basis of service to customers, product quality and design, reliability and price/value.

Vehicle Control Systems Segment

          Operating under the WABCO® name, Vehicle Control Systems designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry, and derives 78% of its sales in Europe. WABCO’s largest-selling products are pneumatic braking control systems and related electronic controls (“ABS” and “EBS”) and conventional components for trucks, trailers, buses and sport utility vehicles. In 2003 WABCO, with sales of $1.358 billion, accounted for 16% of the Company’s sales and 21% of its total segment income. The Company believes that WABCO is the worldwide technology leader for braking, suspension and transmission controls for commercial vehicles. Electronic controls, first introduced in ABS in the early 1980s, are increasingly applied in other control systems sold to the commercial vehicle industry. WABCO also supplies electronic suspension controls to the luxury car market and sport utility vehicle market.

          WABCO’s products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company’s largest customers are DaimlerChrysler (Mercedes and Freightliner), Volvo (Volvo and RVI), Iveco (Fiat), Scania, Paccar, Hino, Nissan and Rover. WABCO’s principal competitor is Knorr/Bremse. WABCO competes primarily on the basis of customer service, quality and reliability of products, technological leadership and price/value.

          The European market for new truck and bus production increased 3% after decreases of approximately 8% in both 2002 and 2001. The Brazilian market increased 10% in 2003 following decreases of 10% in 2002 and 2% in 2001. During the years 2000 through 2003, WABCO has generally outperformed the heavy vehicle manufacturing markets as a whole, primarily from increased content per vehicle and improved market penetration.

          In North America, WABCO markets ABS and other vehicle control products through its fifty percent-owned, unconsolidated joint venture with Arvin Meritor Automotive Inc. (“Meritor WABCO”). Meritor WABCO, which supplies the North American truck manufacturing market, grew significantly from 1997 through 1999, in part because of regulations mandating antilock braking systems on commercial vehicles. Although truck production in North America declined significantly in 2000 and 2001, Meritor WABCO continued to expand its customer base and range of products sold to major truck manufacturers. In 2002, the North American truck market experienced 12% growth as U.S. customers actively purchased vehicles before the change in diesel engine emissions regulations affecting trucks manufactured after October 1, 2002. In 2003, the North American truck market grew 1%. WABCO also sells non-brake-related products directly to manufacturers in North America.

          WABCO has developed an advanced electronic braking system, stability control systems, electronically controlled air suspension systems, automated transmission controls, automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. WABCO participates in the passenger car market with an advanced, electronically controlled air suspension system now featured by the three leading German luxury car manufacturers. WABCO has expanded the air suspension system family to other luxury car and sport utility vehicle manufacturers in Europe and North America. A leading European truck manufacturer now includes WABCO electronic controls for automated transmissions in heavy vehicles as standard equipment. The Company believes that automated transmission control will be increasingly important in the industry. In 2001, WABCO began production of its automated transmission system for a new range of heavy-duty trucks introduced in 2002 in Europe by a global truck manufacturer. Other new products under development include further advancements in electronic braking, and stability and safety controls, as well as driveline-control and suspension-control systems.

          Vehicle Control Systems is headquartered in Brussels, Belgium. Its principal manufacturing operations are in Germany, France, the United Kingdom, Poland, the Netherlands, Brazil and South Korea. In the U.S., the Meritor WABCO joint venture supplies the North American truck manufacturing market. The Company also has majority-

owned partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing partnership formed to produce air compressors designed by WABCO), and a majority-owned joint venture in China with MAFF to produce conventional products for the local market and export. In addition, WABCO has minority equity investments in joint ventures in India with TVS Group (Sundaram Clayton Ltd.) and in South Africa.

          As of December 31, 2003, WABCO and affiliated companies employed approximately 6,400 people and had 10 manufacturing facilities and 19 sales organizations operating in 25 countries.

Business Segment Data

          Information concerning revenues and segment profit attributable to each of the Company’s business segments and geographic areas is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 14 of Notes to Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets of each of the Company’s business segments is set forth in Note 14 of Notes to Financial Statements, which is incorporated herein by reference. Information on backlogs and the seasonal aspects of the Company’s business are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Results of Operations by Business Segment” and “Cyclical and Seasonal Nature of Business,” respectively.

General

          Raw Materials

          The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and natural gas. The ability of the Company’s suppliers to meet performance and quality specifications and delivery schedules is important to the Company’s operations. Since 2000, the Company has integrated much of its raw materials procurement efforts into its Materials Management initiatives, resulting in lower costs and more efficient supply. The energy and materials required for its manufacturing operations have been readily available, and the Company does not foresee any significant shortages. Also see “Company Goals–Materials Management.”

          Patents, Licenses and Trademarks

          The Company’s operations are not dependent to any significant extent upon any single or related group of patents, licenses, franchises or concessions. The Company’s operations also are not dependent upon any single trademark, although some trademarks are identified with a number of the Company’s products and services and are of importance in the sale and marketing of such products and services. Some of the Company’s trademarks are:

Business Segment	Trademark

Air Conditioning Systems and Services	TRANE®
AMERICAN STANDARD®

Bath and Kitchen	AMERICAN STANDARD®
IDEAL STANDARD®
STANDARD®
PORCHER®
JADO®
ARMITAGE SHANKS®
DOLOMITE®
AMERICAST®
MELOH®
VENLO®
BORMA®
CLEARTAP™
VENESTA®
SOTTINI®
SANGRA®

Vehicle Control Systems	WABCO®

          The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

          Research and Product Development

          The Company made expenditures of $192 million in 2003, $185 million in 2002 and $184 million in 2001 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $128 million in 2003, $129 million in 2002 and $133 million in 2001 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, heavy-duty disc brake systems, and additional electronic control systems for commercial vehicles. Air Conditioning Systems and Services’ research and development expenditures were primarily related to alternative refrigerants, compressors, heat transfer surfaces, air flow technology, acoustics and micro-electronic controls.

          Regulations and Environmental Matters

          The Company’s U.S. operations are subject to federal, state and local environmental laws and regulations. The Company has a number of proactive programs underway to minimize its impact on the environment and believes that it is in substantial compliance with environmental laws and regulations. A number of the Company’s plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. Remedial actions to which the Company is a party include 26 current proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has potential liability based either on a past or current ownership interest in the site requiring remedial actions or based on disposal or alleged disposal of waste products at the site requiring remedial actions. Expenditures in 2003, 2002 and 2001 to evaluate and remediate such sites were not material. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

          Additional sites may be identified for environmental remediation in the future, including properties previously transferred by the Company and with respect to which the Company may have contractual indemnification obligations. The Company cannot estimate at this time the ultimate aggregate costs of all remedial actions because of (a) uncertainties surrounding the nature and application of environmental regulations, (b) the Company’s lack of information about additional sites at which it may be listed as a potentially responsible party, (c) the level of cleanup that may be required at specific sites and choices concerning the technologies to be applied in corrective actions, (d) the number of contributors and the financial capacity of others to contribute to the cost of remediation at specific sites and (e) the time periods over which remediation may occur.

          The Company’s international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. Currently, ten of the Company’s international operations have ISO 14001 certification, and the Company believes it is in substantial compliance with existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company’s facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2003, 2002 and 2001 to evaluate and remediate these sites were not material. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

          The Company has derived significant revenues in recent years from sales of Air Conditioning Systems and Services using chlorofluorocarbons (“CFCs”) and hydrochloroflurocarbons (“HCFCs”). Production of certain CFCs, HCFCs and other ozone-depleting chemicals is being phased out over various periods of time under regulations that require use of substitute permitted refrigerants in new equipment. Also, utilization of new refrigerants will encourage replacement or modification of existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs or HCFCs, is converted to operate on other refrigerants or replaced. The Company is unable to estimate the magnitude or timing of these conversions or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company’s products will be compatible with those substitutes. Although some of the Company’s commercial, residential and light commercial products will require modification for refrigerant substitutes, the Company does not expect any significant problems in complying with this changing regulatory environment.

          Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company’s air conditioning systems. The Company is a leader in developing energy-efficient products that meet or exceed these standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures for air conditioning manufacturers to continue to offer energy-efficient product choices to the customer.

          Employees

          The Company employed approximately 60,000 people as of December 31, 2003 (excluding employees of unconsolidated joint venture companies). The Company has 17 major labor union contracts in the Americas (covering approximately 13,200 employees); eight of which were set to expire in 2004 (covering approximately 7,700 employees) of which one was successfully renegotiated in February 2004 (covering approximately 1,000 employees). Six of these contracts expire in 2005 (covering approximately 2,300 employees), and three expire in 2006 (covering approximately 3,000 employees). In addition, there are 18 other contracts covering approximately 500 employees in Air Conditioning Systems and Services sales offices. There can be no assurance that the Company will successfully negotiate the labor contracts expiring during 2004 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect its results of operations.

          In March 2002, 450 Air Conditioning Systems and Services employees went on strike for approximately three weeks at the Ft. Smith manufacturing facility and in February 2001, 1,200 Air Conditioning Systems and Services employees went on strike for 30 days at the Lexington, Kentucky, manufacturing plant, before new contracts were negotiated.

          The Company also has 36 major labor contracts outside North America (covering approximately 18,000 employees) and approximately 15 other contracts covering locations with small numbers of employees. In December 2000, there was a 20-day work stoppage at the chinaware manufacturing plant of the Indonesia Bath and Kitchen subsidiary, involving 950 employees. Other than the Indonesian work stoppage, the Company has not experienced any significant work stoppage in the last five years outside North America.

          Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages.

          Customers

          The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

          International Operations

          The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of western Europe, the Czech Republic, Bulgaria, Poland, Canada, Brazil, Mexico, Central American countries, China, Malaysia, the Philippines, Indonesia, Japan, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in some of these countries and in other countries through affiliated companies and partnerships in which the Company owns 50% or less of the equity interest in the venture.

          Because the Company has manufacturing operations in 28 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company primarily sells its products within the countries in which they are manufactured. However, a growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The Company is also subject to political risks related to its foreign operations.

Available Information

          The Company’s Web site is www.americanstandard.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through our Web site. During the period covered by this report, the Company posted its periodic reports on Form 10-K and 10-Q and its current reports on Form 8-K and any amendments to those documents to its Web site as soon as reasonably practicable after those reports were filed or furnished electronically with the Securities and Exchange Commission. The Company will continue to post to its Web site such reports and amendments to those reports as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. There were no amendments to the Company’s periodic reports in 2003, 2002 and 2001.

Availability of Corporate Governance Principles and Board of Director Committee Charters

          The Board of Directors has adopted charters for its Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. The Board has also adopted Corporate Governance Principles. The Corporate Governance Principles and each of the charters are available on the Company’s Web site. These materials, together with the Code of Conduct and Ethics referenced below, are available in print to any shareholder who requests them in writing by contacting the Secretary of the Company at One Centennial Avenue, Piscataway, New Jersey 08855.

Code of Conduct and Ethics

          The Company’s Code of Conduct and Ethics, which applies to all employees, including all executive officers and senior financial officers (including our Chief Financial Officer and our Controller) and directors, is posted on our Web site www.americanstandard.com. The Code of Conduct and Ethics is compliant with Item 406 of SEC Regulation S-K and the New York Stock Exchange corporate governance listing standards. Any changes to the Code of Conduct and Ethics that affect the provisions required by Item 406 of Regulation S-K will also be disclosed on our Web site. Any waivers of the Code of Conduct and Ethics for our executive officers, directors or senior financial officers must be approved by the Company’s Audit Committee and those waivers, if any are ever granted, would be disclosed on our Web site under the caption “Exemptions to the Code of Conduct and Ethics.” There have been no waivers to the Code of Conduct and Ethics.

ITEM 2. PROPERTIES

          As of February 20, 2004, the Company conducted its manufacturing activities through 105 plants in 28 countries of which the principal facilities are:

Business Segment	Location	Major Products Manufactured at Location

Air Conditioning	Clarksville, TN	Commercial unitary air conditioning
Systems and Services	Fort Smith, AR	Unitary air conditioning
	La Crosse, WI	Applied air conditioning systems
	Lexington, KY	Air handling products
	Macon, GA	Commercial air conditioning systems
	Pueblo, CO	Applied air conditioning systems
	Rushville, IN	Air handling products
	Trenton, NJ	Residential gas furnaces and air handlers
	Tyler, TX	Residential air conditioning
	Vidalia, GA	Residential air handlers
	Waco, TX	Water source heat pumps and air handlers
	Monterrey, Mexico	Reciprocating compressors
	Charmes, France	Applied air conditioning systems
	Epinal, France	Unitary air conditioning systems
	Taicang, China	Applied and unitary air conditioning systems
	Taipei, Taiwan	Unitary air conditioning systems
	Sao Paulo, Brazil	Unitary air conditioning systems

Bath and Kitchen	Salem, OH	Enameled-steel fixtures and acrylic bathtubs
	Tiffin, OH	Vitreous china
	Cambridge, Ontario, Canada	Enameled-steel fixtures
	Sevlievo, Bulgaria	Vitreous china and brass fittings
	Teplice, Czech Republic	Vitreous china
	Hull, England	Vitreous china and acrylic bathtubs
	Middlewich, England	Vitreous china
	Rugeley, England	Vitreous china and acrylic bathtubs
	Wolverhampton, England	Brass fittings
	Dole, France	Vitreous china
	Revin, France	Vitreous china and bathtubs
	Wittlich, Germany	Brass fittings
	Orcenico, Italy	Vitreous china
	Brescia, Italy	Vitreous china
	Trichiana, Italy	Vitreous china
	Aguascalientes, Mexico	Vitreous china
	Mexico City, Mexico	Vitreous china
	Monterrey, Mexico	Brass fittings
	Tlaxcala, Mexico	Vitreous china
	West Java, Indonesia	Vitreous china
	Beijing, China	Enameled-steel fixtures
	Guangdong Province, China	Vitreous china, fittings and bathtubs
and enameled-steel fixtures

	Shanghai, China	Vitreous china and brass fittings
	Tianjin, China	Vitreous china
	Manila, Philippines	Vitreous china
	Seoul, South Korea	Brass fittings
	Bangkok, Thailand	Vitreous china

Vehicle Control	Campinas, Brazil	Vehicle control systems
Systems	Leeds, England	Vehicle control systems
	Claye-Souilly, France	Vehicle control systems
	Hanover, Germany	Vehicle control systems
	Mannheim, Germany	Foundation brakes
	Wroclaw, Poland	Vehicle control systems

          All the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan; Manila, Philippines; Monterrey, Mexico (air conditioning plant); and Claye-Souilly, France, which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

          In 2003, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

          The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters, which is leased, is located in Piscataway, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

          In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims.

          Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and railroad brake shoes. The Company believes it has ample insurance and has never had an unfavorable court judgment.

          In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants, often in excess of one hundred companies. Many of these lawsuits involve multiple claimants, do not allege a connection between any Company product and the claimed injury or disease, and/or do not contain any allegations regarding the type of claimed injury or disease incurred. As a result, numerous lawsuits have been placed and may remain on inactive or deferred dockets, which some jurisdictions have established.

          Through December 31, 2003, there have been 139,733 claims filed against the Company. At year-end 2003, there were 116,282 pending claims, compared with 96,541 and 52,211 at the end of 2002 and 2001, respectively. Since receipt of its first asbestos claim more than fifteen years ago through December 31, 2003, the Company has resolved 23,451 claims, and $36 million in settlement payments have been made, for an average payment per claim of $1,535. These settlement payments have been paid or reimbursed or are expected to be reimbursed by insurance.

          The Company has recorded an obligation of $69 million, which represents the Company’s estimated payments to claimants associated with the 116,282 pending asbestos claims. It also has recorded a related asset of $47 million, which represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

          Additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants and the amount of insurance recovery. No liability has been recorded for unknown asbestos claims. However, the Company has substantial insurance coverage for future claims. The Company believes that it is not reasonably possible that a net loss material to the liquidity and financial condition of the Company has been incurred.

          For a discussion of environmental issues see “Item 1. Business–General–Regulations and Environmental Matters.” See also Note 13 of Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information as of February 10, 2004 with respect to each person who is an executive officer of the Company:

Name	Age	Position with Company

Frederic M. Poses	61	Chairman and Chief Executive Officer
Lawrence B. Costello	56	Senior Vice President, Human Resources
G. Peter D’Aloia	59	Senior Vice President and Chief Financial Officer
W. Craig Kissel	52	Senior Vice President, and President, Trane Commercial Systems
J. Paul McGrath	63	Senior Vice President, General Counsel and Secretary
Marc R. Olivié	50	Senior Vice President, and President, Bath and Kitchen
Jacques Esculier	44	Vice President, and President, Vehicle Control Systems
R. Scott Massengill	41	Vice President and Treasurer
David R. Pannier	53	Vice President, and President, Residential Systems
Richard S. Paradise	42	Vice President and Controller

          Each officer of the Company is elected by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his election or such officer’s earlier resignation or removal.

          Set forth below is the principal occupation of each of the executive officers named above during the past five years.

          Mr. Poses was elected as a director in October 1999 and as Chairman and Chief Executive Officer effective January 1, 2000. Prior to assuming that position, Mr. Poses was President and Chief Operating Officer at AlliedSignal Inc. (now known as Honeywell). Previously he was President of AlliedSignal’s Engineered Materials sector from 1988 to 1998 and served as Director of that company from 1997 until 1999. Mr. Poses is a director of Raytheon Company and Centex Corporation.

          Mr. Costello was elected Senior Vice President, Human Resources, effective June 2000. From April 1994 until that date, he served in various capacities at Campbell Soup Company, including Senior Vice President, Global Human Resources.

          Mr. D’Aloia was elected Senior Vice President and Chief Financial Officer effective February 2000. Prior to that he was employed by AlliedSignal Inc., most recently serving as Vice President–Business Development. He spent 27 years with AlliedSignal Inc. in diverse management positions, including Vice President–Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials sector.

          Mr. Kissel was elected Senior Vice President of the Company in January 1998 and serves as President of Trane Commercial Systems, effective January 2004. From 1998 through December 2003 he served as President of Vehicle Control Systems. Before that he was Vice President of Air Conditioning Systems and Services’ Unitary Products Group, and later named Group Executive.

          Mr. McGrath was elected Senior Vice President, General Counsel and Secretary, effective January 2000. From 1996 until that date, he served as Senior Vice President, General Counsel and Secretary of FMC Corporation.

          Mr. Olivié was elected Senior Vice President of the Company in March 2001, to serve as President of its Global Bath and Kitchen sector, effective May 2001. Mr. Olivié is expected to leave the company on May 1, 2004. Prior to joining American Standard, Mr. Olivié had been President and Chief Executive Officer of Armstrong Floor

Products, the largest business of Armstrong Holdings Inc. He joined Armstrong Holdings Inc. as President of its Worldwide Building Products Operations in 1996 and prior to that, worked for Sara Lee Corporation where he was President of its European sportswear business.

          Mr. Esculier was elected President of WABCO, the Vehicle Control Systems business effective January 1, 2004. He joined the company in June 2002 as Vice President of Trane’s International Commercial Systems in Europe. Prior to that he spent more than six years in a variety of leadership positions with AlliedSignal Inc./Honeywell.

          Mr. Massengill was elected Vice President and Treasurer effective April 2001 and assumed additional responsibility for Business Services Operations in January 2004. He was Assistant Treasurer of Bristol-Myers Squibb Company from 1999 to March 2001 and before that was with AlliedSignal Inc. and Exxon Corporation (now ExxonMobil) in various financial management positions.

          Mr. Pannier was elected Vice President of the Company in January 1998, and since January 2002 has served as President, Residential Systems. From January 1998 until January 2002 he served as Group Executive, North American Unitary Products Group.

          Mr. Paradise was elected Vice President and Controller in July 2002. He joined the Company as Assistant Controller in February 2000. Prior to that he spent ten years with AlliedSignal Inc. in a variety of financial management positions, including Director of Six Sigma and Credit, after beginning his career with Price Waterhouse (now known as PricewaterhouseCoopers) as an auditor.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of the Company is listed on The New York Stock Exchange (the “Exchange”) under the symbol “ASD.” The common stock was first traded on the Exchange on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company’s common stock. Prior to the offering there was no established public trading market for the Company’s shares.

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

          As of February 20, 2004 there were 762 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 33,000 beneficial owners of its common stock as of February 20, 2004.

          No dividends have been declared on the Company’s common stock since the initial public offering, and the Company does not currently intend to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a description of the Company’s stock repurchase program.

          On February 5, 2004, the Board of Directors approved a three-for-one stock split, subject to shareholder approval of an amendment to the Company’s charter to increase the authorized shares of common stock at the Annual Meeting on May 4, 2004.

          Set forth below are the high and low sales prices for shares of the Company’s common stock for each quarterly period in 2002 and 2003.

	High	Low

2002

First quarter	$71.20	$58.20
Second quarter	$79.00	$69.40
Third quarter	$76.67	$61.24
Fourth quarter	$76.00	$58.89
2003

First quarter	$72.18	$63.83
Second quarter	$79.55	$68.20
Third quarter	$85.12	$72.08
Fourth quarter	$102.00	$84.50

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

(Dollars in millions, except per share data)	2003	2002	2001	2000	1999

Segment and Income Statement Data:
Segment sales:
Air Conditioning Systems and Services	$4,974.6	$4,743.9	$4,692.2	$4,726.1	$4,336.6
Bath and Kitchen	2,234.8	1,994.4	1,812.7	1,803.5	1,754.4
Vehicle Control Systems	1,358.2	1,057.1	960.4	1,068.8	1,098.3

Total sales	$8,567.6	$7,795.4	$7,465.3	$7,598.4	$7,189.3

Segment income:
Air Conditioning Systems and Services	$521.6	$537.4	$515.2	$531.4	$452.5
Bath and Kitchen	139.5	154.7	147.5	161.5	164.2
Vehicle Control Systems	176.6	138.7	124.4	146.8	134.4

Total segment income (a)	837.7	830.8	787.1	839.7	751.1
Equity in net income of unconsolidated joint ventures	25.9	26.6	18.5	30.0	36.9
Gain on sale of water heater business (b)	—	—	—	57.3	—
Restructuring and asset impairment charges (c)	—	—	—	(69.5)	(14.7)
Interest expense	(117.0)	(129.0)	(168.7)	(198.7)	(187.8)
Corporate and other expenses (a)	(197.4)	(172.2)	(160.6)	(149.4)	(134.0)

Income from continuing operations before income taxes	549.2	556.2	476.3	509.4	451.5
Income taxes (a)	(144.0)	(185.2)	(181.3)	(194.2)	(187.4)

Income from continuing operations	$405.2	$371.0	$295.0	$315.2	$264.1

Per share:
Basic	$5.60	$5.13	$4.13	$4.49	$3.74
Diluted	$5.50	$5.04	$4.04	$4.36	$3.63
Average number of outstanding common shares:
Basic	72,269,886	72,349,975	71,453,219	70,123,285	70,524,145
Diluted	73,716,824	73,641,566	73,117,996	72,197,672	72,666,406
Balance Sheet Data (at end of period):
Total assets	$5,878.7	$5,143.8	$4,831.4	$4,744.7	$4,686.0
Total debt	$1,679.1	$1,959.2	$2,212.1	$2,471.7	$2,642.8

          (a) In 2003 segment income includes expenses of $38.9 million ($27.3 million net of taxes, or $.37 per diluted share) related to the elimination of 870 jobs in the fourth quarter, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $11.6 million related to those expenses. Income taxes in 2003 also includes a $26.7 million benefit ($.36 per diluted share) principally because of the resolution of a German tax audit and approval of claims for research and development tax credits in the U.S. In the fourth quarter of 2001 the Company recorded expenses of $53.1 million ($35.8 million net of taxes, or $.49 per diluted share) related to the elimination of approximately 1,700 salaried positions, comprised of $12.7 million for Air Conditioning Systems and Services, $14.7 million for Bath and Kitchen, $15.8 million for Vehicle Control Systems and $9.9 million for corporate headquarters.

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

          For a comparative analysis of certain line items in the Segment and Income Statement Data section of this table, see Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. For the third year in a row the Company faced weak markets for commercial air conditioning equipment, and weak economic conditions in the U.S. and many other parts of the world. Despite the challenging economic conditions, the Company achieved record sales, net income, earnings per diluted share, and cash flow from operating activities. Earnings were $5.50 per diluted share, up 9% from $5.04 a year ago. Sales were $8.568 billion, up 10% from $7.795 billion a year ago. Net income rose to $405.2 million from $371.0 million, up 9%. The Company generated $651.2 million in net cash provided by operating activities and reduced debt by $280 million to $1.679 billion. Management believes the Company’s sales growth outperformed its markets in 2003, with all segments contributing to the gain. Segment income for 2003 was $837.7 million, an increase of 1%, driven primarily by a 27% increase for Vehicle Control Systems and aided by favorable foreign exchange translation effects. Those gains were partly offset by declines in segment income for Air Conditioning and Bath and Kitchen. Excluding favorable foreign exchange translation effects, segment income for 2003 decreased 4%. That decrease resulted primarily because segment income included expenses of $38.9 million ($27.3 million net of $11.6 million tax benefit, or $.37 per diluted share) for the elimination of 870 jobs as a result of streamlining actions initiated in the fourth quarter. These actions are expected to result in cost savings of $30 million in 2004 and $36 million in 2005 and later years. The income tax provision for 2003 included a $26.7 million tax benefit ($.36 per diluted share) principally from the resolution of a German tax audit and approval of claims for research and development tax credits in the U.S. The combined effect of the $26.7 million tax benefits that occurred in the fourth quarter, together with other ongoing tax planning activities, reduced the effective income tax rate to 26.2% for the year, well below the rate of 33.3% for 2002. Without the $26.7 million of tax benefits discussed above and excluding job elimination expenses and the related tax benefit, the tax rate for 2003 would have been 31%.

          The following discussion and analysis addresses changes in segment sales and segment income and, in certain cases, segment operating margins, for 2003 compared with 2002, both with and without the effects of foreign exchange translation and job elimination expenses described above. It also addresses income taxes with and without the tax benefits described above. Presenting results of operations excluding certain recorded amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them in understanding past financial performance and prospects for the future. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting the analysis in this manner is also useful to shareholders in understanding the core business segment operating results and trends. Approximately half of the Company’s business is outside the U.S., therefore changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Management consistently analyzes sales, segment income and segment operating margins with and without the effects of foreign exchange translation and believes these comparisons are useful to shareholders. Year-over-year changes in sales and segment income are calculated in terms of constant U.S. dollars. Similarly, management believes it is useful to shareholders to analyze year-over-year changes in operating results with and without the effects of the job elimination expenses to obtain a complete understanding of segment operating results. In addition, management believes it is useful to shareholders to analyze income taxes with and without the effects of settlement of the tax issues described above that caused the effective income tax rate for 2003 to drop to 26.2%, which is not necessarily reflective of past or future tax rates. These additional measurements are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

          Similarly, management has analyzed the results of operations for 2002 compared with 2001 with and without the effects of foreign exchange translation, and with and without fourth quarter 2001 job elimination expenses and goodwill amortization included in 2001, but not in 2002. Goodwill amortization was eliminated as an accounting requirement beginning in 2002 by a new goodwill accounting standard. Management believes that presenting the analysis in this manner is useful to shareholders in assessing the overall performance of the business on a comparative basis from year to year.

          For a five-year summary of segment sales and income and other income statement information, refer to Item 6, “Selected Financial Data” on page 19, and for additional data on segments refer to Note 14 of Notes to Financial Statements. The following discussion and analysis addresses year-to-year changes in certain line items shown in the Segment and Income Statement Data in the Selected Financial Data on page 19. Sales are presented based upon country of destination.

Results of Operations for 2003 Compared with 2002 and 2002 Compared with 2001

          Consolidated sales for 2003 were $8.568 billion, an increase of $773 million, or 10% (5% excluding favorable foreign exchange translation effects), from $7.795 billion in 2002. Sales increased 5% for Air Conditioning Systems and Services, 12% for Bath and Kitchen and 28% for Vehicle Control Systems.

          Segment income for 2003 was $837.7 million, an increase of $7 million, or 1% (a decrease of 4% excluding favorable foreign exchange translation effects), from $830.8 million in 2002. Segment income increased 27% for Vehicle Control Systems, but decreased 3% for Air Conditioning Systems and Services and 10% for Bath and Kitchen. Segment income for 2003 included $38.9 million of expense for the elimination of 870 jobs, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems.

          Consolidated sales for 2002 were $7.795 billion, an increase of $330 million, or 4% (3% excluding favorable foreign exchange translation effects), from $7.465 billion in 2001. Sales increased 1% for Air Conditioning Systems and Services, 10% for Bath and Kitchen and 10% for Vehicle Control Systems.

          Segment income for 2002 was $830.8 million, an increase of $43.7 million, or 6% (5% excluding favorable foreign exchange translation effects), from $787.1 million in 2001. Segment income increased 4% for Air Conditioning Systems and Services, 5% for Bath and Kitchen and 12% for Vehicle Control Systems. Segment income for 2001 included a $43.2 million expense for the elimination of 1,640 salaried positions, comprised of $12.7 million for Air Conditioning Systems and Services, $14.7 million for Bath and Kitchen and $15.8 million for Vehicle Control Systems. The improvement in 2002 also included the effect of adopting a new goodwill accounting standard as of January 1, 2002, which eliminated the amortization of goodwill, thereby increasing segment income in 2002 by approximately $32.2 million ($29.7 million net of tax benefits, or $.40 per diluted share) compared with 2001. The $32.2 million of goodwill amortization in segment income in 2001 included $8.3 million for Air Conditioning Systems and Services, $13.5 million for Bath and Kitchen and $10.4 million for Vehicle Control Systems. See Note 2 of Notes to Financial Statements, “Accounting Policies-Goodwill” for a comparative summary of the effects of the goodwill accounting change on net income and net income per share for 2003, 2002 and 2001.

          Following are tables showing the percentage of total sales and segment income for each of the Company’s business segments and the geographic distribution of sales and segment income.

Segment Percentages of Sales

	2003	2002	2001

Air Conditioning Systems and Services	58%	61%	63%
Bath and Kitchen	26%	26%	24%
Vehicle Control Systems	16%	13%	13%

	100%	100%	100%

                                               Geographic Distribution of Sales

	2003	2002	2001

United States	53%	57%	57%
Europe	31%	28%	27%
Other	16%	15%	16%

	100%	100%	100%

Segment Percentages of Segment Income

	2003	2002	2001

Air Conditioning Systems and Services	62%	65%	65%
Bath and Kitchen	17%	18%	19%
Vehicle Control Systems	21%	17%	16%

	100%	100%	100%

Geographic Distribution of Segment Income

	2003	2002	2001

United States	53%	67%	65%
Europe	30%	23%	22%
Other	17%	10%	13%

	100%	100%	100%

Results of Operations by Business Segment

Air Conditioning Systems and Services Segment

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Sales	$4,974.6	$4,743.9	$4,692.2
Segment income	$521.6	$537.4	$515.2

          In 2003, sales of Air Conditioning Systems and Services increased 5% (3% excluding favorable foreign exchange translation effects).

          Following is an analysis of changes in sales from 2002 to 2003 showing the effect of foreign exchange translation and an analysis of changes in segment income and operating margin showing the effect of job elimination expenses in the fourth quarter of 2003 and foreign exchange translation.

		Year Ended December 31, 2003

						Excluding job
			Excluding job			eliminations and
			elimination expenses			foreign exchange

	2002	2003	Adjusted	Percentage change		Adjusted	Percentage change
(Dollars in millions)	Reported	Reported	Amount	compared with 2002		Amount	compared with 2002

Segment sales	$4,743.9	$4,974.6	—	—		$4,899.7	3%
Segment income	$537.4	$521.6	$530.0	-1%		$526.2	-2%
Segment operating margin	11.3%	10.5%	10.7%	-0.6	pts.	10.7%	-0.6	pts.

          The sales gain in 2003 was led by a 10% increase in residential air conditioning sales in the U.S., and an 8% increase in commercial parts, service and solutions sales. Those increases were partly offset by lower sales in the North American and European applied equipment markets. In our commercial air conditioning business, sales performance was in line with the equipment markets on a global basis. Commercial equipment sales, which account for approximately 45% of the air conditioning segment sales, continued to feel the effects of a difficult economic environment and were flat year over year (down 2% excluding favorable foreign exchange translation effects). Commercial applied equipment sales decreased 3% and commercial unitary equipment sales decreased 1% on an exchange-adjusted basis, with the unitary business achieving sales gains in the second half of the year. The commercial equipment market in the U.S. was down an estimated 5% in 2003 (based upon preliminary ARI (Air-Conditioning & Refrigeration Institute) data for commercial unitary markets and our own estimates for applied markets), following drops of 11% in 2002 and 8% in 2001. This represents a cumulative decline of 22% since 2000. Customers continued to defer replacement of equipment, which accounts for about 57% of our equipment sales, and we estimate that non-residential construction activity in the U.S. declined approximately 4% year over year. Overall, we believe our share remained stable in these commercial markets which were weak and price competitive. Sales of parts, services and solutions continued to grow, with double-digit growth rates outside the U.S. and 4% growth domestically. Sales of parts and solutions were strongest, as customers have less discretion to defer those types of purchases, with lower growth in routine services, where customers have more flexibility to defer spending. Sales outside the U.S., which are substantially commercial, grew 13% (7% excluding favorable foreign exchange translation effects), led by strong growth in Asia.

          We continue to outperform the domestic residential unitary market, which we estimate was up 2% for 2003 compared with last year, based upon data published by ARI. In addition, the furnace market was up an estimated 2%. Residential sales benefited from strong demand for replacement units and a shift in demand towards high-efficiency units. Consumers continue to look for reliability and efficiency options. Our high-efficiency product lines capitalize on this demand. Our strong position in the premium, high-efficiency market was evidenced by a substantial sales increase of new higher-efficiency models. Sales of our high-efficiency furnaces were up approximately 20% for 2003 compared with the prior year. We also continued to see growth in our marketing arrangement with Home Depot through which certain residential central heating and air conditioning systems are offered. The Company’s market share for residential products increased slightly more than one-half percentage point year over year, aided by the successful introduction of new products. Residential products distributors experienced good sell-through of our products to dealers in the year, resulting in their inventory levels remaining low versus historical levels. In addition, combined factory and distributor inventory levels ended the year approximately even with the average levels since 1992, even though the market has grown substantially.

Distribution of Air Conditioning sales
by market and geography

	2003	2002	2001

Market distribution
Commercial	73%	74%	80%
Residential	27%	26%	20%

	100%	100%	100%

Replacement, Renovation and Repair	57%	60%	64%
Commercial New Construction	34%	32%	30%
Residential New Construction	9%	8%	6%

	100%	100%	100%

Geographic distribution
U.S.	75%	77%	76%
Asia	10%	9%	9%
Europe	7%	7%	6%
Other	8%	7%	9%

	100%	100%	100%

          Segment income of Air Conditioning Systems and Services in 2003 decreased 3% (4% excluding favorable foreign exchange translation effects) to $521.6 million from $537.4 million in 2002. Segment income for 2003 included $8.4 million of expense for the elimination of 234 jobs primarily in the U.S. Excluding those job elimination expenses, segment income in 2003 would have decreased 1% (2% excluding favorable foreign exchange translation effects). That decrease was attributable primarily to lower volume and price, and unfavorable mix in applied and unitary products in the commercial equipment business. Those declines were partly offset by improved results in the residential business, from higher volumes and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins, and growth in commercial parts, service and solutions. Operating results also improved in all international operations, where segment income almost doubled. The positive impact of

Materials Management and Six Sigma productivity initiatives offset cost escalations and investments in new product initiatives. Overall margins decreased from 11.3% in 2002 to 10.5% in 2003.

          Following is an analysis of changes in sales from 2001 to 2002 showing the effect of foreign exchange translation and an analysis of changes in segment income and operating margin showing the effect of job elimination expenses in the fourth quarter of 2001, a change in accounting for goodwill amortization and foreign exchange translation.

		Year Ended December 31, 2001

			Excluding job			Excluding job
			elimination expenses and			eliminations, goodwill amort.
			goodwill amortization			and foreign exchange

				Percentage			Percentage
				change 2002			change 2002
	2002	2001	Adjusted	to 2001		Adjusted	to 2001
(Dollars in millions)	Reported	Reported	Amount	Adjusted		Amount	Adjusted

Segment sales	$4,743.9	$4,692.2	—	—		$4,695.6	1%
Segment income	$537.4	$515.2	$536.2	0%		$537.1	0%
Segment operating margin	11.3%	11.0%	11.4%	-0.1	pts.	11.4%	-0.1	pts.

          In 2002, sales of Air Conditioning Systems and Services increased 1% (with little effect from foreign translation exchange) to $4.744 billion from $4.692 billion for 2001. Overall sales performance in our air conditioning businesses was better than the air conditioning markets as a whole. Residential air conditioning sales increased 14% on strong demand for replacement units, warmer-than-normal summer weather in most parts of the U.S. and volume increases in premium, high-efficiency products. Commercial parts, service and solutions sales increased 9%, aided modestly by the acquisition of a sales office in the first quarter of 2002. Commercial equipment sales declined 7% on lower volume in markets that were weak and price competitive.

          Segment income of Air Conditioning Systems and Services in 2002 increased 4% (with little effect from foreign translation exchange) to $537.4 million from $515.2 million in 2001. The increase was attributable primarily to the residential business, from higher volumes and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins, and growth in commercial parts, service and solutions. Those gains were partly offset by lower volume and price, and unfavorable mix in commercial applied and commercial unitary products. In addition, 2002 segment income also benefited from the lack of goodwill amortization ($8.3 million in 2001) and because 2001 included $12.7 million of expense for salaried job eliminations. Overall margins increased from 11.0% in 2001 to 11.3% in 2002.

          BACKLOG–The worldwide backlog for Air Conditioning Systems and Services as of December 31, 2003, was $592 million, a decrease of 5% from December 31, 2002, excluding foreign exchange translation effects. This decrease primarily reflected a decline in commercial equipment markets in North America. Backlog is not necessarily predictive of future business as it relates only to some of our products and services. We expect markets to be up slightly in 2004.

Bath and Kitchen Segment

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Sales	$2,234.8	$1,994.4	$1,812.7
Segment income	$139.5	$154.7	$147.5

          Following is an analysis of changes in sales from 2002 to 2003 showing the effect of foreign exchange translation and an analysis of changes in segment income and operating margin showing the effect of job elimination expenses in the fourth quarter of 2003 and foreign exchange translation.

		Year Ended December 31, 2003

			Excluding job			Excluding job
			elimination expenses			eliminations and
			and tax benefits			foreign exchange

	2002	2003	Adjusted	Percentage change		Adjusted	Percentage change
(Dollars in millions)	Reported	Reported	Amount	compared with 2002		Amount	compared with 2002

Segment sales	$1,994.4	$2,234.8	—	—		$2,080.0	4%
Segment income	$154.7	$139.5	$160.3	4%		$147.1	-5%
Segment operating margin	7.8%	6.2%	7.2%	-0.6	pts.	7.1%	-0.7	pts.

          Sales by Bath and Kitchen were $2.235 billion in 2003, an increase of 12% (4% excluding favorable foreign exchange translation effects), from $1.994 billion in 2002. Sales of $25 million from a small acquisition in Europe completed in the first quarter of 2003 added one percentage point of that gain. Sales in the Americas increased 4% (3% excluding favorable foreign exchange translation effects), which came on top of 14% growth in 2002 (with little effect from foreign exchange translation) when sales were helped by the expansion of our jetted-tub program at Home Depot. Sales in 2003 benefited from our expanded faucet business and the continued success of our “total bathroom” concept in the retail channel, selling integrated suites of products. Examples of these are the Standard Collection at Home Depot, introduced in 2002, and the Sottini suites, introduced near the end of 2002 at Lowe’s, both of which continued to experience good sales growth. In the wholesale channel, sales of luxury faucets increased significantly for the year and contributed to margin expansion. Our new Champion toilet, with America’s Best™ Flushing System, established strong presence and achieved good distribution in the wholesale channel in the last half of 2003 at product margins that are better than the category average. Champion is having a positive impact on sales and margins in both wholesale and retail channels in the U.S. In Europe, where our business is larger and our margin structure is better, sales increased 20% (4% excluding favorable foreign exchange translation effects). Approximately half of that increase came from a small acquisition we made in the first quarter of 2003, and half from volume increases in markets that we estimate were flat overall, year over year. We continue to reinforce our strong market positions across Europe. In the fourth quarter of 2003, we launched new suites, advertising and promotional campaigns in France, Italy, the U.K. and Eastern Europe. In Asia, sales increased 14% (11% excluding favorable foreign exchange translation effects), off a small but growing base. The new residential market continues to be strong in China, and our sales significantly outgrew the market, driven by promotional activities surrounding our suites and the refurbishment of retail outlets. Sales in Korea and Thailand also increased strongly in 2003, resulting from successful new suite introductions.

Distribution of Bath and Kitchen sales
by market and geography

	2003	2002	2001

Market distribution
Residential	80%	78%	75%
Commercial	20%	22%	25%

	100%	100%	100%

Replacement, Renovation and Repair	60%	62%	60%
Residential New Construction	26%	24%	25%
Commercial New Construction	14%	14%	15%

	100%	100%	100%

Geographic distribution
Europe	50%	47%	47%
U.S.	34%	38%	37%
Other	16%	15%	16%

	100%	100%	100%

          Segment income of Bath and Kitchen was $139.5 million for 2003, a decrease of 10% (18% excluding favorable foreign exchange translation effects) from $154.7 million for 2002. Operating margin was 6.2%, down from 7.8% in 2002. Segment income in 2003 included $20.8 million of expense for the elimination of 526 jobs in the Americas and Europe. Excluding those job elimination expenses, segment income in 2003 would have increased 4%. Excluding job elimination expenses and the favorable effects of foreign exchange translation, segment income would have decreased by 5% and overall margins would have decreased from 7.8% in 2002 to 7.1% in 2003. Segment income and margins for 2003 benefited from volume increases and from fixing the operational issues that adversely affected our results in 2002. Those benefits were more than offset by continued investment in new products with better performance features, new suite introductions, and our “total bathroom” strategy, unfavorable pricing overall and an unfavorable sales mix of lower-margin fittings products. We continued to decrease costs and improve productivity through Materials Management and Six Sigma initiatives that offset cost escalations.

          Following is an analysis of changes in sales from 2001 to 2002 showing the effect of foreign exchange translation and an analysis of changes in segment income and operating margin showing the effect of job elimination expenses in the fourth quarter of 2001, a change in accounting for goodwill amortization and foreign exchange translation.

		Year Ended December 31, 2001

			Excluding job			Excluding job
			elimination expenses and			eliminations, goodwill amort.
			goodwill amortization			and foreign exchange

				Percentage			Percentage
				change 2002			change 2002
	2002	2001	Adjusted	to 2001		Adjusted	to 2001
(Dollars in millions)	Reported	Reported	Amount	Adjusted		Amount	Adjusted

Segment sales	$1,994.4	$1,812.7	—	—		$1,841.4	8%
Segment income	$154.7	$147.5	$175.7	-12%		$178.8	-13%
Segment operating margin	7.8%	8.2%	9.7%	-1.9	pts.	9.7%	-1.9	pts.

          Sales by Bath and Kitchen were $1.994 billion in 2002, an increase of 10% (8% excluding favorable foreign exchange translation effects), from $1.813 billion in 2001. The increase was the result of gains in each of the major geographical areas in which Bath and Kitchen operates. Sales in the Americas increased 14% (with little effect from foreign exchange translation), led by strong growth in North America from continued strong demand in replacement and home improvement markets. Sales in Canada increased 20% from higher volume as markets improved. In Europe, sales were up 6% (2% excluding favorable foreign exchange translation effects) as we were able to gain market share in a difficult economic environment. European sales also benefited from three small fittings businesses acquired in 2001. In Asia, sales increased 15% (21% excluding favorable foreign exchange translation effects), off a small but growing base.

          Segment income of Bath and Kitchen was $154.7 million for 2002, an increase of 5% (2% excluding favorable foreign exchange translation effects) from $147.5 million for 2001. Overall margins declined from 8.2% in 2001 to 7.8% in 2002. Segment income in 2002 benefited from the lack of goodwill amortization ($13.5 million in 2001) and because 2001 included $14.7 million of expense for salaried job eliminations. Excluding goodwill amortization, job elimination expense and the favorable effects of foreign exchange translation from 2001, segment income would have decreased 14%. Those favorable factors were partly offset by the effects of operational issues (now remedied) and our investment spending in new product development and marketing programs. Benefits from Materials Management and Six Sigma initiatives offset cost escalations. Without the effects of goodwill amortization and job elimination expense, overall margins declined from 9.7% in 2001 to 7.8% in 2002.

          BACKLOG–Backlog is not an important indicator of future business in the plumbing industry, which typically has a short cycle between customer order and shipment.

Vehicle Control Systems Segment

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Sales	$1,358.2	$1,057.1	$960.4
Segment income	$176.6	$138.7	$124.4

          Following is an analysis of changes in sales from 2002 to 2003 showing the effect of foreign exchange translation and an analysis of changes in segment income and operating margin showing the effect of job elimination expenses in the fourth quarter of 2003 and foreign exchange translation.

		Year Ended December 31, 2003

						Excluding job
			Excluding job			eliminations and
			elimination expenses			foreign exchange

	2002	2003	Adjusted	Percentage change		Adjusted	Percentage change
(Dollars in millions)	Reported	Reported	Amount	compared with 2002		Amount	compared with 2002

Segment sales	$1,057.1	$1,358.2	—	—		$1,167.7	10%
Segment income	$138.7	$176.6	$186.3	34%		$160.1	15%
Segment operating margin	13.1%	13.0%	13.7%	0.6	pts.	13.7%	0.6	pts.

          Vehicle Control Systems’ sales for 2003 were $1.358 billion, an increase of 28% (10% excluding favorable foreign exchange translation effects), from $1.057 billion in 2002. The increase was attributable primarily to increased content per vehicle, including new applications, and continued globalization of our technology. We had strong performance in truck and bus brake control systems and transmission control systems, and in air suspension systems for luxury cars and sport utility vehicles. Sales in Europe, our largest market, increased 29% (6% excluding favorable foreign exchange translation effects) in 2003, outperforming the European truck and bus market, which increased 3%. Sales increased 18% in North America, outperforming a market that increased an estimated 1%. In Asia and Latin America, our sales also outperformed truck and bus markets in the year. Our sales continue to outperform the heavy vehicle manufacturing markets through sales of our new control systems, expanding penetration on other vehicle platforms, new applications with existing customers, and geographic expansion in Asia.

Distribution of Vehicle Control Systems Sales
by Market and Geography

	2003	2002	2001

OEM Conventional	40%	39%	39%
Electronic	36%	36%	38%
Aftermarket	24%	25%	23%

	100%	100%	100%

Europe	78%	78%	80%
U.S.	11%	11%	10%
Other	11%	11%	10%

	100%	100%	100%

          Segment income in 2003 increased 27% (8% excluding favorable foreign exchange translation effects) to $176.6 million from $138.7 million in 2002. Segment operating margin was 13.0%, down from 13.1% in 2002. Segment income in 2003 included $9.7 million of expense for the elimination of 110 jobs in Europe. Excluding those job elimination expenses, segment income in 2003 would have increased 34%. Excluding job elimination expenses and the favorable effects of foreign exchange translation, segment income would have increased 15% and margins would have increased to 13.7%. Those improvements in operating income and margins primarily reflected volume leverage, savings from Materials Management and Six Sigma initiatives, and lower warranty costs incurred in 2003.

          Following is an analysis of changes in sales from 2001 to 2002 showing the effect of foreign exchange translation and an analysis of changes in segment income and operating margin showing the effect of job elimination expenses in the fourth quarter of 2001, a change in accounting for goodwill amortization and foreign exchange translation.

		Year Ended December 31, 2001

			Excluding job			Excluding job
			elimination expenses and			eliminations, goodwill amort.
			goodwill amortization			and foreign exchange

				Percentage			Percentage
				change 2002			change 2002
	2002	2001	Adjusted	to 2001		Adjusted	to 2001
(Dollars in millions)	Reported	Reported	Amount	Adjusted		Amount	Adjusted

Segment sales	$1,057.1	$960.4	—	—		$995.8	6%
Segment income	$138.7	$124.4	$150.6	-8%		$152.9	-9%
Segment operating margin	13.1%	12.9%	15.7%	-2.6	pts.	15.4%	-2.3	pts.

          Vehicle Control Systems’ sales for 2002 were $1.057 billion, an increase of 10% (6% excluding favorable foreign exchange translation effects), from $960 million in 2001. The increase resulted primarily because of a significant increase in sales from Europe to our North American marketing joint venture. The North American truck market experienced 11% growth as U.S. customers actively purchased vehicles before the change in diesel engine emissions regulations affecting truck engines manufactured after October 1, 2002. Sales in the U.S. increased 23%, modestly outperforming the market. Sales in Europe grew 8% (3% excluding favorable foreign exchange translation effects), excluding sales to the North American marketing joint venture, primarily as a result of higher content per vehicle and higher aftermarket sales in a market that declined 8% in 2002. Sales increased 19% (21% excluding unfavorable foreign exchange translation effects) in Asia and decreased 10% (increased 9% excluding unfavorable foreign exchange translation effects) in Latin America. Our sales outperformed the heavy vehicle manufacturing markets through sales of our new control systems, expanding penetration on other vehicle platforms, new applications with existing customers, and geographic expansion in Asia.

          Segment income in 2002 increased 12% (10% excluding favorable foreign exchange translation effects) to $138.7 million from $124.4 million in 2001. Segment income in 2002 benefited from the lack of goodwill amortization ($10.4 million in 2001) and because 2001 included $15.8 million of expense for salaried jobs elimination. Excluding the goodwill effect and job elimination expenses from 2001, and the favorable effects of foreign exchange translation, segment income would have decreased 9%. This decline primarily reflected lower pricing and higher warranty expense, which more than offset the effect of the volume increases discussed above. Segment income in 2001 also benefited from a one-time sale to a customer to help them deal with a product recall caused by another supplier. Productivity improvements from Six Sigma and Materials Management initiatives overcame other cost escalations. Margins increased from 12.9% in 2001 to 13.1% in 2002.

          BACKLOG–Vehicle Control Systems’ backlog as of December 31, 2003, was $612 million, an increase of 12% from December 31, 2002, excluding foreign exchange translation effects, primarily reflecting an increase in Europe related to market growth and expansion of business in Asia. Backlog is not necessarily predictive of future business as it relates only to some of our products. We expect markets to be up 7% to 9% in 2004.

Other Income Statement Data (as summarized in Item 6, Selected Financial Data)

          The small decrease in equity in net income of unconsolidated joint ventures for 2003 compared with 2002 primarily reflects our decision to terminate our receivables discounting joint venture with TransAmerica in the third quarter of 2002; a decision which has resulted in lower interest costs. That decrease was partly offset by higher net income for both our Vehicle Control Systems’ joint venture in India from higher volume and our Air Conditioning compressor joint venture in the U.S. from higher volume and improved productivity. The increase in 2002 compared with 2001 primarily reflects higher net income for our joint venture in India, and higher net income for our Air Conditioning compressor joint venture in the U.S.

          Interest expense decreased by $12.0 million in 2003 compared with 2002, and by $39.7 million in 2002 compared with 2001, primarily because of lower average debt balances in both years, and additionally because of lower average interest rates in 2002 (including the effect of interest rate swaps). See “Liquidity and Capital Resources” and Note 10 of Notes to Financial Statements.

          Corporate and other expenses, as shown in the Segment and Income Statement Data table in Item 6, were $197.4 million for 2003, compared with $172.2 million for 2002 and $160.6 million for 2001. The increase in 2003 was due principally to increased provisions for various self-insured costs, third-party-provided insurance, pensions, and higher minority interest elimination. Those increases were partly offset by lower receivables discounting fees, reflecting our decision to terminate our receivables discounting joint venture with TransAmerica in the third quarter of 2002. The increase in 2002 was due principally to higher pension, medical and insurance costs, higher incentive compensation, the cost of expanding the scope of corporate office functions, and higher minority interest elimination, offset partly by lower foreign exchange losses. The increase in post-retirement and medical costs in both periods includes higher accretion expense on retirement plans. The increase in accretion expense on retirement plans is attributable primarily to a lower return on assets and lower assumed discount rates and projected increases in future medical costs. The Company recorded a net gain on foreign exchange transactions in 2002 as opposed to a net loss in 2001, primarily as a result of an increase in the value of the Euro. See Notes 4 and 5 of Notes to Financial Statements for additional information on accretion expense and foreign exchange transactions. Corporate and other expenses, shown in the Segment and Income Statement Data table in Item 6, primarily include some of the expenses classified as selling and administrative expenses in the Consolidated Statement of Income on page 43. Corporate and other expenses also include certain items classified in “Other expense” in the Consolidated Statement of Income (see Note 4 of Notes to Financial Statements). Year-to-year changes in the significant components of “Other expense” are explained by the comments in this paragraph on corporate expenses, or in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

          The income tax provisions for 2003, 2002 and 2001 were $144.0 million, $185.2 million and $181.3 million, respectively. The effective income tax rates were 26.2% of pre-tax income in 2003, 33.3% in 2002 and 38.0% in 2001. The rate in 2003 was expected to be 31% as a result of certain initiatives undertaken in 2002 and 2003. Principally from the resolution in the fourth quarter of 2003 of tax audit issues in Germany and approval of claims for research and development tax credits in the U.S., the effective rate decreased to 26.2%. The Company expects that its effective income tax rate in 2004 will be 31%. The effective income tax rates have decreased since 2001 because of various initiatives undertaken. The rates also reflect the effects of rate differences and withholding taxes related to foreign operations, nondeductible goodwill amortization (for 2001 only) and higher state income taxes in the U.S. See Note 6 of Notes to Financial Statements and Critical Accounting Policies and Estimates on page 34.

Liquidity and Capital Resources

          Net cash provided by operating activities was $651.2 million for 2003. This compared with net cash provided by operating activities, excluding net proceeds from the initial sales of receivables, of $542.2 million for 2002 and $495.8 million for 2001. Major factors contributing to the increase in 2003 were higher net income, lower payments on income taxes (including the effect of a $55 million payment as part of a German tax settlement made in 2002), and because 2002 included payments of job elimination expenses accrued in 2001. Those increases were partly offset by increased retained interest in receivables sold under our accounts receivable securitization program, and increased investments in tooling. In 2002, proceeds from the initial sale of receivables under the receivables securitization arrangements, net of the effect of termination of previously existing arrangements, increased cash provided by operating activities by $81.4 million to a total of $623.6 million (see Note 7 of Notes to Financial Statements). Other factors contributing to the 2002 increase were higher net income, partly offset by a $55 million payment as part of a German tax settlement, a $50 million contribution to the Company’s U.S. pension plan and payments of job elimination costs accrued in 2001.

          In investing activities, the Company made capital expenditures of $240 million for 2003, including $170 million on plant and equipment, $25 million of investments in affiliated companies and other businesses, and $45 million in computer software. This compared with capital expenditures of $235 million in 2002, including $165 million on plant and equipment, $24 million of investments in affiliated companies and other businesses, and $47 million in computer software. The Company also received $23 million from the sale of property, plant and equipment in 2003, compared with $21 million in 2002. The 2002 period also included a return of invested capital and accumulated earnings of $26 million from the dissolution of the U.S. receivables financing joint venture.

          Most of the excess of cash provided by operating activities over cash used for investing activities in 2003 was used to fund financing activities totaling $420 million. This included net cash debt repayments of $371 million. Total Company debt reflected on the balance sheet was reduced by a net $280 million during 2003, as those cash repayments were partly offset by net non-cash increases of $84 million, including an $89 million foreign exchange translation effect. Other investing activities included payment of $150 million for the purchase of 2.0 million shares of common stock pursuant to the Company’s share repurchase program. Those were partly offset by proceeds realized from the exercise of stock options of $55 million and cash proceeds of $38 million from the settlement of foreign exchange forward contracts. The net effect of all operating, investing and financing activities for 2003 was an increase in cash and cash equivalents of $15 million. In 2002 financing activities funded totaled $420 million, including net debt repayments of $337 million and purchases of 2.1 million shares of the Company’s common stock for $141 million, offset by proceeds realized from the exercise of stock options totaling $56 million.

          The Company’s Board of Directors has approved plans to purchase shares of the Company’s common stock to offset the dilutive effect of issuing shares of common stock pursuant to the Company’s stock option plans and other incentive and benefit plans funded with shares of stock. As of December 31, 2003, the unexpended authorization was $313 million. The Company purchased 2,001,800 shares in 2003 for $152 million, 2,075,200 shares in 2002 for $141 million, 1,921,050 shares in 2001 for $117 million, and 6,152,950 shares in prior years for $227 million. The Company plans to increase the amount expended to purchase shares in 2004 under this program to about $250 million.

          The Company has one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. The Company did not renew a related 364-day, U.S. dollar revolving credit facility of $150 million when it expired on November 4, 2003, because amounts available under the five-year facility and other sources of financing available were considered sufficient for Company needs. The Company also has a Euro-denominated, 364-day bank credit agreement of $50 million (at December 31, 2003 exchange rates) that expires on October 31, 2004, and that was fully utilized as of December 31, 2003. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of December 31, 2003 and 2002, because the Company has the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, the Company has other non-U.S. lines of credit for $20 million.

          The aggregate borrowings of up to $1 billion provided by the primary bank credit facility can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $125 million for same-day, short-term borrowings. Each loan outstanding under these facilities is due at the end of each interest period (a maximum of 12 months). The Company can, however, concurrently re-borrow equivalent amounts subject to compliance with certain conditions contained in the agreement.

          The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the primary credit agreement. In addition, certain foreign subsidiaries guarantee obligations of certain foreign subsidiaries that borrow under that credit agreement.

          The primary bank credit agreement contains various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement. See Note 10 of Notes to Financial Statements.

          At December 31, 2003, the Company’s total indebtedness was $1.679 billion and annual scheduled debt maturities were $2 million, $213 million, $569 million, $1 million and $335 million for the years 2004 through 2008, respectively. The Company had remaining availability under its primary bank credit agreement at December 31, 2003, of $668 million after reduction for borrowings of $210 million and $122 million of outstanding letters of credit. The Company has $11 million available under other bank credit facilities after reduction for borrowings of $50 million and letters of credit usage of $9 million. In addition, the Company had $247 million available at December 31, 2003, under overdraft facilities that can be withdrawn by the banks at any time. See Note 10 of Notes to Financial Statements.

          The Company’s improved cash flows, the reduction in total debt outstanding and an improved credit rating have made alternative sources of financing more readily available to the Company. The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 (the “1998 Shelf Registration”) will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

          On January 8, 2002, the Company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price of 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $.4 million, was paid with lower-cost borrowings under the Company’s five-year bank credit facility and a loss of $1.3 million was recognized.

          The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest with borrowings under its five-year bank credit facility.

          In January 2003, a European subsidiary of the Company issued €30 million ($38 million at December 31, 2003 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

          Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. These Senior Notes can not be redeemed prior to their maturity date. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include refinancing existing debt as it matures, certain investments, acquisitions, additions to working capital or capital expenditures.

          In 2002, the Company concluded negotiations with The State Finance Administration for North Rhine-Westphalia, Germany concerning certain tax issues covering the years 1984 through 1994. On January 15, 2002, the Company settled all issues for those years by making a cash payment of approximately $55 million plus $30 million previously deposited in escrow. Since the Company previously had made provision for those issues, the settlement had no impact on results of operations. See Note 6 of Notes to Financial Statements.

          Off-Balance Sheet Arrangements

          The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance-sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs and accelerate the realization of accounts receivable. Future rental commitments under all non-cancelable leases in effect at December 31, 2003, total $570 million. That total represents the equivalent of approximately $450 million of off-balance-sheet debt, discounted at an assumed rate of 7.5%. See the following table of Aggregate Contractual Obligations for a summary of amounts due under operating leases.

          To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. See Note 7 of Notes to Financial Statements. As part of these facilities, the Company formed wholly owned, special-purpose entities (the “SPEs”) for the sole purpose of buying and selling receivables generated by the Company. Under these facilities, the Company, irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs which in turn, sell them, or undivided ownership interests in them, to conduits administered by banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 15% in Europe and approximately 45% in the U.S. The conduits obtain the funds to purchase the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $491 million (€250 million, or approximately $316 million at December 31, 2003 exchange rates, under the European facility, and $175 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. These facilities are for three years, subject to annual renewals and for the European facility, the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in other current assets in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of sale. Those losses amounted to $41.7 million for 2003 and $21.5 million for 2002. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

          On August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The proceeds from the initial sale of receivables under the new European and U.S. arrangements, net of the effect of termination of previously existing arrangements, resulted in an increase in cash flows of $81 million. In connection with dissolution of the U.S. partnership with Transamerica, the Company also received a return of invested capital and accumulated earnings of $26 million.

          The Company has commitments and performance guarantees, including energy savings guarantees totaling $37 million extending from 2004 to 2021, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2003 the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely. The Company also guarantees debt of third parties in the amount of $4 million as of December 31, 2003.

          Following is a summary of contractual obligations, both on and off the balance sheet as of December 31, 2003.

Aggregate Contractual Obligations
As of December 31, 2003
(Millions of dollars)

	Payments due by period (1)

			2005	2007	Beyond
Contractual Obligations	Total	2004	and 2006	and 2008	2008

Long-term debt obligations (principal plus interest) (2)(3)	$2,025	$161	$893	$415	$556
Operating lease obligations (4)	570	132	191	132	115
Purchase obligations (5)	570	570	—	—	—
Unfunded pension and post-retirement benefits (6)	598	48	103	114	333
Other long-term liabilities included on the balance sheet (7)	104	42	31	16	15

Total	$3,867	$953	$1,218	$677	$1,019

     Notes to table

(1)	Amounts shown in the table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years. For example, the actual amount to be paid under long-term debt obligations in 2006 upon expiration of the Company’s primary credit agreement will depend on the amount of debt repaid or additional amounts borrowed before that date.

(2)	Amounts shown for long-term debt obligations include the associated interest calculated at the December 31, 2003 rates applicable to each type of debt.

(3)	Obligations under capital leases are not material (approximately $9 million) and are included in long-term debt obligations.

(4)	Amounts include future rental commitments under all non-cancelable leases in effect at December 31, 2003. The present value of the $570 million total is equivalent to approximately $450 million, discounted at an assumed rate of 7.5%.

(5)	In the normal course of business the Company expects to purchase approximately $4.2 billion in 2004 of materials and services, and estimates that on average no more than approximately $500 million is outstanding at any one time in the form of legally binding commitments. The Company also expects to spend approximately $200 million on capital expenditures for plant and equipment and $30 million for purchased computer software during 2004, and estimates that no more than $70 million is committed under legally binding agreements at any one time.

(6)	Unfunded pension and post-retirement benefit obligations include amounts expected to be paid under plans that either are not funded or are partially funded, and therefore will be paid from the assets of the Company rather than from plan assets.

(7)	Other long-term liabilities include amounts payable under workers compensation and general liability claims.

Capital Expenditures

          The Company’s capital expenditures for 2003 were $240 million (including $170 million on plant and equipment, $25 million of investments in affiliated companies and other businesses, and $45 million on computer software), compared with $235 million for 2002 (including $165 million on plant and equipment, $23 million of investments in affiliated companies and other businesses, and $47 million on computer software). Capital spending on plant and equipment in 2003 was devoted primarily to equipment for the manufacture of new products and productivity improvements.

          Capital expenditures for Air Conditioning Systems and Services for 2003 were $90 million (including $16 million for computer software), a decrease of 17% from 2002 expenditures of $109 million (including $23 million of investments in affiliated companies and $16 million for computer software). Major expenditures in 2003 primarily related to projects for new products and product improvements and improvements related to productivity.

          Bath and Kitchen’s capital expenditures for 2003 were $76 million (including $58 million on plant and equipment and $18 million on computer software), an increase of 7% from 2002 capital expenditures of $54 million (including $16 million for computer software). Bath and Kitchen also expended $25 million in 2003 on small acquisitions and investments in affiliated companies, compared with $23 million of similar expenditures in 2002. Major expenditures on plant and equipment in 2003 included projects related to productivity (process improvements), new products, and product improvements.

          Capital expenditures for Vehicle Control Systems in 2003 were $45 million (including $8 million for computer software) essentially the same as expenditures of $46 million in 2002 (including $11 million for computer software). Expenditures on plant and equipment in 2003 were primarily related to capital equipment for new products and cost reduction, and capacity expansion.

          Corporate headquarters incurred minor amounts of spending on equipment and computer software in each of the last two years.

          The Company believes capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. Six Sigma projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. The Company expects to continue investing to expand and modernize its existing facilities and to consider entering into joint ventures and making complementary acquisitions. The Company expects to make capital expenditures on plant and equipment in 2004 of approximately $200 million, excluding potential acquisitions and capitalized computer software.

Effect of Recently Issued Accounting Standards

          The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 2 of Notes to Financial Statements-Accounting Policies-Stock-Based Compensation. For the disclosures required by Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, see Note 13 of Notes to Financial Statements. For the disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 5 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans, interim periods and certain other matters are not effective until mid-2004. The Company has adopted the provisions of Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For a discussion of the impact of FASB Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003, see Note 5 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had little or no immediate effect on the Company. Those statements included No. 143, Accounting for Asset Retirement Obligations; No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which will become effective for the Company in the first quarter of 2004, is being evaluated by the Company and is expected to have little impact.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. The Company frequently re-evaluates its judgments and estimates that are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

          The Company believes that of its significant accounting policies (see Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are post-retirement benefits, warranties, goodwill, income taxes and commitments and contingencies. Management has reviewed the following disclosures with the Audit Committee of the Board of Directors.

          Post-retirement benefits–The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumption as to the expected long-term rate of return on plan assets is based upon the composition of plan assets, historical long-term rates of return on similar assets and to a lesser extent on current market conditions. Similarly, the discount rate used to calculate the present value of projected benefit obligations is based upon interest rates on a long-term corporate bond index, which is influenced by current interest rates. A decrease of one percentage point in the assumed rate of return on plan assets and a commensurate decrease in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $22 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $21 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 5 of Notes to Financial Statements. Recently enacted legislation may have the effect of reducing the Company’s future post-retirement medical costs by an amount that cannot be estimated currently.

          Warranties–Products sold are generally covered by a warranty for periods ranging from one to ten years for most products, and for the lifetime of certain bath and kitchen faucets. At the time of sale the Company accrues a warranty reserve for estimated costs to provide equipment, parts or services to satisfy warranty obligations. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy obligations under extended warranty contracts are charged to cost of sales as incurred. Warranty accrual estimates made in prior years can change significantly, and sometimes unexpectedly, based upon the most current warranty claims information available. Such changes in estimates decreased warranty expense by a net $8 million in 2001, increased it by a net $6 million in 2002, and increased it by $8 million in 2003. See Note 13 of Notes to Financial Statements for a three-year summary of warranty costs.

          Goodwill–On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, analyzed its goodwill for impairment, and will make similar evaluations on a periodic basis in the future. During 2003 the Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets and determined that there was no impairment. In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges for them.

          Income taxes–The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $100 million. A decrease in that valuation allowance of 10% would increase net income by approximately $10 million. The Company also estimates its effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. For example, in the fourth quarter of 2003, the Company resolved certain German tax audit issues and received approval for claims on research and development tax credits in the U.S., which were the principal factors that reduced the full year effective income tax rate to 26.2% from 31%.

          Commitments and Contingencies–The Company is subject to proceedings, lawsuits and other claims related to environmental, asbestos, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. The liability recorded may change in the future, possibly by significant amounts, due to new developments in any of the matters.

          Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and railroad brake shoes. The Company believes it has ample insurance and has never had an unfavorable court judgment.

          In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants, often in excess of one hundred companies. Many of these lawsuits involve multiple claimants, do not allege a connection between any Company product and the claimed injury or disease, and/or do not contain any allegations regarding the type of claimed injury or disease incurred. As a result, numerous lawsuits have been placed and may remain on inactive or deferred dockets, which some jurisdictions have established.

          Through December 31, 2003, there have been 139,733 claims filed against the Company. At year-end 2003, there were 116,282 pending claims, compared with 96,541 and 52,211 at the end of 2002 and 2001, respectively. Since receipt of its first asbestos claim more than fifteen years ago through December 31, 2003, the Company has resolved 23,451 claims, and $36 million in settlement payments have been made, for an average payment per claim of $1,535. These settlement payments have been paid or reimbursed or are expected to be reimbursed by insurance.

          The Company has recorded an obligation of $69 million, which represents the Company’s estimated payments to claimants associated with the 116,282 pending asbestos claims. It also has recorded a related asset of $47 million, which represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

          Additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants and the amount of insurance recovery. No liability has been recorded for unknown asbestos claims. However, the Company has substantial insurance coverage for future claims. The Company believes that it is not reasonably possible that a net loss material to the liquidity and financial condition of the Company has been incurred.

Cyclical and Seasonal Nature of Business

          Approximately 60% of Air Conditioning Systems and Services and Bath and Kitchen sales on a combined basis are to the replacement, remodeling and repair markets that tend to be less cyclical than other markets. In 2003, about 6% of the Company’s sales were associated with new housing in the U.S. and about 13% with new commercial construction in the U.S., both of which are cyclical. The Company’s geographic diversity mitigates the effects of fluctuations in individual new construction markets. Vehicle Control Systems’ sales are dependent to a large extent on production levels of medium-sized and heavy trucks and buses, particularly in Europe and the U.S., which have been cyclical.

          Total Company sales and related segment income tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and other Northern Hemisphere markets, summer is the peak season for sales of Air Conditioning Systems and Services. In addition, a significant percentage of Air Conditioning Systems and Services’ sales are related to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year.

Information Concerning Forward-Looking Statements

          Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen markets and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	Additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants, the amount of insurance recovery or legislation affecting claims criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and natural gas necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2004;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures.

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

          To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. The Company generally does not enter commodity hedges extending beyond eighteen months. The notional value of commodity-forward contracts outstanding as of December 31, 2003 and 2002, was $57 million and $65 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $7 million as of December 31, 2003 and $6 million as of December 31, 2002.

          The Company conducts significant non-U.S. operations through subsidiaries in most of the major countries of western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Poland, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan and Egypt. In addition, the Company conducts business in some of these countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 28 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a significant and growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company’s borrowings. The Company is also subject to political risks in its foreign operations.

          Since the Company sells certain finished products in currencies different than the currency of the subsidiary that manufactured the products, the Company is exposed to foreign currency risk on such transactions. The Company hedges some of this risk by entering foreign-currency-forward contracts that effectively fix the transaction cost. Cash settlement proceeds or payments upon maturity of the contracts are included in the price of the transaction hedged, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. The Company generally does not enter currency hedges extending beyond one year. No foreign exchange forward contracts were outstanding as of December 31, 2003 and the notional value of outstanding contracts was $5 million as of December 31, 2002. A 10% change in the exchange rate of the currencies hedged would have changed the fair value of the contracts by approximately $1 million as of December 31, 2002. See Note 12 of Notes to Financial Statements for more information on financial instruments.

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

The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2003, was $300 million. Including that $300 million, as of December 31, 2003, approximately $610 million of the Company’s $1.7 billion total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $3 million as of December 31, 2003.

          To convert Pounds Sterling financing under the European receivables securitization program to U.S. dollar equivalent financing, the Company enters into currency-forward contracts that effectively fix the transaction costs in U.S. dollars. These forward contracts are defined as speculative hedges and accordingly, changes in the market value of the contracts are recorded in other income/expense as incurred, with a corresponding increase or decrease in other assets. The recorded gains or losses are essentially offset by gains or losses on the Company’s Sterling-denominated debt. Use of similar currency-forward contracts on Euro financing of receivables was discontinued in the third quarter of 2003.

          The Company has commitments and performance guarantees, including energy savings guarantees totaling $37 million as of December 31, 2003, extending from 2004 to 2021, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2003 the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Financial Statements

          The accompanying consolidated balance sheet at December 31, 2003 and 2002, and related consolidated statements of income, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001, have been prepared in conformity with generally accepted accounting principles, and the Company believes the statements set forth a fair presentation of financial condition and results of operations. The Company believes that the accounting systems and related controls which it maintains are sufficient to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. Reporting on the financial affairs of the Company is the responsibility of its principal officers, subject to audit by independent auditors who are engaged to express an opinion on the Company’s financial statements. The Board of Directors has an Audit Committee of outside Directors which meets periodically with the Company’s financial officers, internal auditors and the independent auditors and monitors the accounting affairs of the Company.

Frederic M. Poses	G. Peter D’Aloia	Richard S. Paradise
Chairman and	Senior Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

March 2, 2004

Report of Independent Auditors

The Board of Directors and Shareholders of American Standard Companies Inc.

          We have audited the accompanying consolidated balance sheet of American Standard Companies Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

          As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

New York, New York
January 23, 2004

CONSOLIDATED STATEMENT OF INCOME

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,

(Dollars in millions, except share data)	2003	2002	2001

Sales	$8,567.6	$7,795.4	$7,465.3

Costs, expenses and other income:
Cost of sales	6,527.8	5,912.9	5,617.5
Selling and administrative expenses	1,363.0	1,190.5	1,194.1
Other expense	10.6	6.8	8.7
Interest expense	117.0	129.0	168.7

	8,018.4	7,239.2	6,989.0

Income before income taxes	549.2	556.2	476.3
Income taxes	144.0	185.2	181.3

Net income applicable to common shares	$405.2	$371.0	$295.0

Net income per common share:
Basic	$5.60	$5.13	$4.13

Diluted	$5.50	$5.04	$4.04

Average outstanding common shares:
Basic	72,269,886	72,349,975	71,453,219
Diluted	73,716,824	73,641,566	73,117,996

See Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,

(Dollars in millions, except share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$111.7	$96.6
Accounts receivable, less allowance for doubtful accounts–$45.3 in 2003; $38.1 in 2002	1,022.8	881.4
Inventories	909.9	770.7
Future income tax benefits	161.0	48.7
Other current assets	285.3	217.0

Total current assets	2,490.7	2,014.4
Facilities, at cost, net of accumulated depreciation	1,515.4	1,430.1
Goodwill, net of accumulated amortization–$413.1 in 2003; $370.9 in 2002	1,140.4	1,012.8
Capitalized software costs, net of accumulated amortization–$202.6 in 2003; $131.7 in 2002	239.3	242.0
Debt issuance costs, net of accumulated amortization–$22.4 in 2003; $17.4 in 2002	21.2	26.5
Other assets	471.7	418.0

	$5,878.7	$5,143.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$49.8	$36.3
Current maturities of long-term debt	2.5	4.5
Accounts payable	684.3	601.6
Accrued payrolls	294.3	281.0
Current portion of warranties	153.1	118.0
Taxes on income	136.0	98.9
Other accrued liabilities	713.5	525.3

Total current liabilities	2,033.5	1,665.6
Long-term debt	1,626.8	1,918.4
Other long-term liabilities:
Post-retirement benefits	657.4	623.3
Warranties	202.9	197.9
Deferred tax liabilities	218.5	108.9
Other	425.8	399.9

Total liabilities	5,164.9	4,914.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued and outstanding: 2003–72,638,326; 2002–72,613,736.7		.7
Capital surplus	755.5	724.4
Unearned compensation	(0.7)	(2.3)
Treasury stock, at cost: 11,280,868 shares in 2003; 11,301,604 in 2002	(584.3)	(534.6)
Retained earnings	833.2	428.0
Accumulated other comprehensive income:
Foreign currency translation effects	(204.5)	(309.2)
Deferred gain (loss) on hedge contracts, net of tax	7.1	(2.0)
Minimum pension liability adjustment, net of tax	(93.2)	(75.2)

Total shareholders’ equity	713.8	229.8

	$5,878.7	$5,143.8

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Cash provided (used) by:
Operating activities:
Net income	$405.2	$371.0	$295.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	161.8	150.3	153.9
Amortization of goodwill	–	–	32.2
Amortization of capitalized software and other intangibles	85.0	62.4	46.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	(14.3)	(13.5)	(2.8)
Non-cash stock compensation	60.4	55.4	60.1
Deferred income taxes	31.5	67.2	43.7
Gain on sale of property, plant and equipment	(7.9)	(3.3)	(6.2)
Changes in assets and liabilities:
Accounts receivable	(86.3)	(52.6)	7.3
Inventories	(76.5)	(89.3)	(57.9)
Accounts payable	33.4	(36.8)	(49.1)
Other accrued liabilities and taxes	188.2	(13.9)	(7.6)
Post-retirement benefits	(9.4)	(16.6)	8.9
Other current and long-term assets	(132.8)	52.4	(34.6)
Other long-term liabilities	12.9	9.5	6.7

Net cash provided by continuing operations before proceeds from initial sale of receivables	651.2	542.2	495.8
Proceeds from initial sale of receivables, net	–	81.4	–

Net cash provided by operating activities	651.2	623.6	495.8

Investing activities:
Purchases of property, plant and equipment	(170.7)	(165.1)	(166.5)
Investments in affiliated companies and other businesses	(25.0)	(23.6)	(36.9)
Investments in computer software	(44.9)	(46.9)	(58.3)
Proceeds from dissolution of receivables financing joint venture	–	25.8	–
Proceeds from disposal of property, plant and equipment	23.2	21.4	11.4
Proceeds from sale and leaseback transactions	–	–	26.6
Other	–	(1.1)	9.3

Net cash used by investing activities	(217.4)	(189.5)	(214.4)

Financing activities:
Proceeds from issuance of long-term debt	33.0	–	–
Repayments of long-term debt, including redemption premiums	(129.6)	(43.6)	(27.7)
Net change in revolving credit facilities	(276.4)	(272.3)	(179.0)
Net change in other short-term debt	1.8	(24.5)	(24.0)
Purchases of treasury stock	(149.5)	(141.1)	(116.5)
Purchase of warrants	–	–	(35.2)
Proceeds from exercise of stock options	54.9	56.1	96.9
Proceeds from foreign exchange forward contracts	38.2	–	–
Other common stock issued or reacquired, net and other	7.5	5.4	2.7

Net cash used by financing activities	(420.1)	(420.0)	(282.8)

Effect of exchange rate changes on cash and cash equivalents	1.4	.4	(1.9)

Net increase (decrease) in cash and cash equivalents	15.1	14.5	(3.3)
Cash and cash equivalents at beginning of period	96.6	82.1	85.4

Cash and cash equivalents at end of period	$111.7	$96.6	$82.1

Cash paid during the year for:
Interest	$114.1	$125.1	$169.0
Taxes	$40.9	$115.4	$105.0

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

AMERICAN STANDARD COMPANIES INC.

						Accumulated Other
						Comprehensive Income

					Retained			Minimum
					Earnings	Deferred	Foreign	Pension	Compre-
			Unearned		(Accumu-	Gain (Loss) on	Currency	Liability	hensive
	Common	Capital	Compen-	Treasury	lated	Hedge	Translation	Adjust-	Income
(Dollars in millions)	Stock	Surplus	sation	Stock	Deficit)	Contracts	Effects	ment	(Loss)

Balance at December 31, 2000	$.7	$617.8	$(8.0)	$(453.4)	$(238.0)	$–	$(312.0)	$–
Net income	–	–	–	–	295.0	–	–	–	$295.0
Foreign currency translation	–	–	–	–	–	–	(19.8)	–	(19.8)
Deferred loss on hedge contracts	–	–	–	–	–	(1.0)	–	–	(1.0)
Minimum pension liability adjustment, net of taxes	–	–	–	–	–	–	–	(11.7)	(11.7)

Total comprehensive income									$262.5

Treasury stock purchased	–	–	–	(116.5)	–	–	–	–
Warrants purchased	–	(35.2)	–	–	–	–	–	–
Stock options exercised including tax benefit	–	106.4	–	20.2	–	–	–	–
Common stock issued to Employee Stock Ownership Plan	–	14.3	–	41.1	–	–	–	–
Common stock issued to Employee Stock Purchase Plan	–	.4	–	6.7	–	–	–	–
Amortization of unearned compensation–restricted stock	–	–	2.8	–	–	–	–	–
Compensation charge upon acceleration of option vesting	–	1.1	–	–	–	–	–	–
Other common stock issued or reacquired	–	2.4	–	(3.4)	–	–	–	–

Balance at December 31, 2001	.7	707.2	(5.2)	(505.3)	57.0	(1.0)	(331.8)	(11.7)
Net income	–	–	–	–	371.0	–	–	–	$371.0
Foreign currency translation	–	–	–	–	–	–	22.6	–	22.6
Deferred loss on hedge contracts	–	–	–	–	–	(1.0)	–	–	(1.0)
Minimum pension liability adjustment, net of taxes	–	–	–	–	–	–	–	(63.5)	(63.5)

Total comprehensive income									$329.1

Treasury stock purchased	–	–	–	(141.1)	–	–	–	–
Stock options exercised including tax benefit	–	(3.6)	–	72.8	–	–	–	–
Common stock issued to Employee Stock Ownership Plan	–	17.9	–	34.7	–	–	–	–
Common stock issued to Employee Stock Purchase Plan	–	1.7	–	5.6	–	–	–	–
Amortization of unearned compensation–restricted stock	–	–	2.9	–	–	–	–	–
Other common stock issued or reacquired	–	1.2	–	(1.3)	–	–	–	–

Balance at December 31, 2002	.7	724.4	(2.3)	(534.6)	428.0	(2.0)	(309.2)	(75.2)
Net income	–	–	–	–	405.2	–	–	–	$405.2
Foreign currency translation	–	–	–	–	–	–	104.7	(2.3)	102.4
Deferred gain on hedge contracts	–	–	–	–	–	9.1	–	–	9.1
Minimum pension liability adjustment, net of taxes	–	–	–	–	–	–	–	(15.7)	(15.7)

Total comprehensive income									$501.0

Treasury stock purchased	–	–	–	(151.9)	–	–	–	–
Stock options exercised including tax benefit	–	7.1	–	61.9	–	–	–	–
Common stock issued to Employee Stock Ownership Plan	–	21.1	–	37.7	–	–	–	–
Common stock issued to Employee Stock Purchase Plan	–	1.6	–	5.6	–	–	–	–
Amortization of unearned compensation–restricted stock	–	–	1.6	–	–	–	–	–
Other common stock issued or reacquired	–	1.3	–	(3.0)	–	–	–	–

Balance at December 31, 2003	$.7	$755.5	$(.7)	$(584.3)	$833.2	$7.1	$(204.5)	$(93.2)

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

AMERICAN STANDARD COMPANIES INC.

NOTE 1. Description of Company

          American Standard Companies Inc. (the “Company”) is a Delaware corporation and owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. In these notes, “American Standard” or “the Company” will refer to the Company, or to the Company and American Standard Inc. and ASII, including their subsidiaries, as the context requires.

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

NOTE 2. Accounting Policies

          Financial Statement Presentation–The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company’s equity in undistributed earnings. Certain reclassifications of amounts reported in prior years have been made to conform to the 2003 classifications.

          Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, warranties, goodwill, income taxes and commitments and contingencies.

          Foreign Currency Translation–Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Income, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

          The losses from foreign currency transactions and translation losses in countries with hyper-inflationary economies reflected in expense were negligible in 2003, $.3 million in 2002 and $2.6 million in 2001.

          Revenue Recognition–Sales of manufactured products are principally recorded when shipment occurs and title passes to a customer. Revenues from air conditioning equipment and the related installation sold under long-term contracts are recorded on the percentage-of-completion method, and amounted to approximately 5% of total company sales. Revenue under long-term service contracts for the maintenance of air conditioning equipment is recorded over the term of the contract. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales.

          Cash Equivalents–Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

          Inventories–Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

          Facilities–The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. Maintenance and repair expenditures are expensed as incurred.

          Depreciation–Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 10 years for machinery and equipment.

          Computer Software–The Company capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. The Company amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use.

          Goodwill–In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules at the beginning of 2002. Application of the non-amortization provisions of FAS 142 resulted in an increase in net income of approximately $30 million, or $.40 per diluted share in 2002 and 2003, and will result in a similar effect in subsequent years. During 2002 and 2003, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets and determined that there was no impairment.

          Following is a summary of net income for the years ended December 31, 2003, 2002 and 2001 as reported and as adjusted to exclude goodwill amortization (dollars in millions):

	Year Ended December 31,

	2003	2002	2001

Reported net income	$405.2	$371.0	$295.0
Add goodwill amortization, net of income taxes (a)	–	–	29.7

Adjusted net income	$405.2	$371.0	$324.7

Basic net income per share:
Reported net income	$5.60	$5.13	$4.13
Goodwill amortization	–	–	.41

Adjusted net income	$5.60	$5.13	$4.54

Diluted net income per share:
Reported net income	$5.50	$5.04	$4.04
Goodwill amortization	–	–	.40

Adjusted net income	$5.50	$5.04	$4.44

     (a)  In certain foreign countries goodwill amortization is deductible for tax purposes.

          In addition, the Company assesses long-lived assets for impairment periodically, including goodwill associated with assets acquired in a purchase business combination or when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

          Debt Issuance Costs–The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt.

          Warranties–The Company provides for estimated warranty costs at the time of sale of products sold with a limited warranty. The Company also sells extended warranty contracts on certain products, and the revenues therefrom are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy extended warranty obligations are charged to cost of sales as incurred. See Note 13 for a summary of warranties.

          Post-retirement Benefits–Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions.

          Research and Development Expenses–Research and development costs are expensed as incurred. The

Company expended approximately $192 million in 2003, $185 million in 2002 and $184 million in 2001 for research activities and product development and for product engineering. Expenditures for research and product development only were $128 million, $129 million and $133 million in the respective years.

          Income Taxes–Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

          Advertising Expense–The cost of advertising is expensed as incurred. The Company incurred $128 million, $122 million and $127 million of advertising costs in 2003, 2002 and 2001, respectively.

          Earnings per Share–Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share included average incremental shares of 1,446,938 in 2003, 1,291,591 in 2002 and 1,664,777 in 2001, primarily from the assumed exercise of stock options issued under the Company’s stock option plans (see Note 11).

          Comprehensive Income–Comprehensive income consists of net income, deferred gains or losses on hedge contracts, foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the Consolidated Statement of Shareholders’ Equity (Deficit). The Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

          Financial Instruments with Off-Balance-Sheet Risk–The Company from time to time enters into agreements to reduce its risk related to foreign currency, commodity prices and interest rates. Gains and losses from underlying rate or price changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are included as a component of foreign currency translation effects in shareholders’ equity or included as a component of the transaction. Gains or losses from ineffective hedges are included in income (see Note 12).

          Stock-Based Compensation–The Company has three stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”)–which are described in Note 11. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. The 2002 Omnibus Incentive Plan was approved by shareholders on May 2, 2002. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Nor is compensation cost recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Net income, as reported	$405.2	$371.0	$295.0
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(19.9)	(22.4)	(17.9)

Pro forma net income	$385.3	$348.6	$277.1

Earnings per share:
Basic–as reported	$5.60	$5.13	$4.13

Basic–pro forma	$5.33	$4.82	$3.88

Diluted–as reported	$5.50	$5.04	$4.04

Diluted–pro forma	$5.23	$4.74	$3.79

          The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.08% in 2003, 2.49% in 2002 and 4.4% in 2001; volatility of 28% in 2003, 29% in 2002 and 30% in 2001; an expected average life of 5 years in 2003, 2002 and 2001; and a dividend yield of zero.

NOTE 3. Effect of Recently Issued Accounting Standards

          The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 2 of Notes to Financial Statements-Accounting Policies-Stock-Based compensation. For the disclosures required by Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, see Note 13 of Notes to Financial Statements. For the disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 5 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans, interim periods and certain other matters are not effective until mid-2004. The Company has adopted the provisions of Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For a discussion of the impact of FASB Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003, see Note 5 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had little or no immediate effect on the Company. Those statements included No. 143, Accounting for Asset Retirement Obligations; No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections; No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which will become effective for the Company in the first quarter of 2004, is being evaluated by the Company and is expected to have little impact.

NOTE 4. Other Expense

          Other expense (income) was as follows:

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Equity in net income of unconsolidated joint ventures	$(25.9)	$(26.6)	$(18.5)
Minority interest elimination	15.6	10.7	7.6
Accretion expense on retirement plans	34.4	30.3	16.1
Foreign exchange (gain) loss	(9.6)	(6.8)	11.5
Interest income	(1.6)	(1.4)	(2.2)
Other, net	(2.3)	0.6	(5.8)

	$10.6	$6.8	$8.7

          The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is in Meritor WABCO Vehicle Control Systems (“Meritor/WABCO”). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck, trailer, bus and sport utility vehicle manufacturers and providing aftermarket distribution for Vehicle Control Systems. The small decrease in equity in net income of unconsolidated joint ventures for 2003 compared with 2002 primarily reflects our decision to terminate our receivables discounting joint venture with TransAmerica in the third quarter of 2002; a decision which has resulted in lower interest costs. That decrease was partly offset by higher net income for both our Vehicle Control Systems’ joint venture in India (Sundaram Clayton Ltd.) from higher volume and our Air Conditioning compressor joint venture in the U.S. from higher volume and improved productivity. The increase in equity in net income of unconsolidated joint ventures in 2002 from 2001 was primarily attributable to an increase in the net income of the joint venture in India as a result of strong sales in local markets, and an increase in net income in its Alliance Compressor joint venture in the U.S. from improved productivity. The minority interest elimination increase in 2003 and 2002 reflects higher net income earned by our majority-owned joint ventures. The increase in accretion expense on retirement plans in the last two years is attributable primarily to a lower return on assets and a lower assumed discount rate in those plans and increases in future medical costs. The Company realized a net gain on foreign exchange transactions in 2003 and 2002 as opposed to a loss in 2001, primarily as a result of an increase in the value of the Euro. See Management’s Discussion and Analysis of Financial Condition and Results of Operations–Other Income Statement Data, for additional information on year-over-year changes in items of other income and expense.

NOTE 5. Post-retirement Benefits

          The Company sponsors post-retirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the “ESOP”) and a 401(k) savings plan (the “Savings Plan”) for the Company’s U.S. salaried employees and certain U.S. hourly employees. The ESOP and Savings Plan are individual-account defined contribution plans. Shares of the Company’s common stock held by the ESOP and Savings Plan are allocated to the accounts of eligible employees (primarily through basic allocations of 3% of covered compensation in the ESOP, and a matching Company contribution to the Savings Plan of up to 6% of covered compensation). Prior to December 31, 2002, the 3% basic allocation and the matching contribution were made to the ESOP. On December 31, 2002, the balances of prior matching contributions were transferred into the Savings Plan. Since 2000, the Company has funded basic and matching allocations through weekly contributions of shares of the Company’s common stock based upon the closing price each Friday for those shares quoted on the New York Stock Exchange. The Company will fund the ESOP and Savings Plan in future years through contributions of either cash or shares of the Company’s common stock. Effective September 1, 2003 the Company established a pension plan for salaried and non-union U.S. employees. Eligible employees may participate in the pension plan and receive a credit equal to 3% of eligible pay. For these employees the Company match in the Savings Plan is 50% of the employee contribution (up to a Company match of 3%). For employees who do not participate in the pension plan, the Company match in the Savings Plan is 100% of the employee contribution (up to a Company match of 6%).

          Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and employees’ compensation during the last years of employment. In the U.S. the Company also provides various post-retirement health and life insurance benefits for certain of its employees. Funding decisions are based upon the tax and statutory considerations in each country. At December 31, 2003, funded plan assets related to pensions were held primarily in equity and fixed income funds. Post-retirement health and life insurance benefits are funded as incurred.

          In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. The benefit obligation and net post-retirement benefit cost of an employer that provides post-retirement prescription drug coverage will be decreased by provisions of the Act, but the accounting for those effects is uncertain. Under the FSP, companies have a one-time election to defer the effects of the new legislation in financial statements for years ending after December 7, 2003. Companies that elect to defer the effects of the Act must defer recognition of the effects until the FASB issues clarifying guidance on how the legislation should be interpreted. The Company has elected to defer the effects of the Act. All measures of the benefit obligation and net post-retirement benefit costs included in the financial statements do not reflect the effects of the Act. The Company is reviewing the provisions of the Act in conjunction with the Company’s post-retirement benefit plan.

          The following table provides a reconciliation of the changes in pension and post-retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2003 and 2002, and a statement of the funded status as of December 31, 2003 and 2002:

	2003	2003	2003	2002	2002	2002

		Domestic			Domestic
	Domestic	Health &	Foreign	Domestic	Health &	Foreign
	Pension	Life Ins.	Pension	Pension	Life Ins.	Pension
(Dollars in millions)	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Reconciliation of benefit obligation:
Obligation at beginning of year	$549.0	$275.7	$649.6	$510.6	$280.5	$557.3
Service cost	15.9	7.9	25.6	13.3	7.6	23.2
Interest cost	37.1	17.4	34.5	35.4	18.5	31.9
Participant contributions	–	2.6	3.5	–	3.2	3.4
Plan amendments	9.4	1.2	0.2	14.3	(19.0)	–
Actuarial loss (gain)	60.2	24.4	45.1	7.6	4.0	(6.5)
Curtailment	(1.1)	(0.5)	–	–	–	–
Special termination benefits	2.2	–	–	–	–	–
Benefit payments	(32.5)	(21.1)	(43.2)	(32.2)	(19.1)	(34.6)
Effect of settlement	–	–	–	–	–	0.7
Foreign exchange effects	–	–	112.5	–	–	74.2

Obligation at end of year	$640.2	$307.6	$827.8	$549.0	$275.7	$649.6

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	378.0	–	310.6	385.4	–	326.9
Actual return (loss) on assets	76.6	–	47.8	(26.2)	–	(41.3)
Divestitures	–	–	0.6	–	–	(1.3)
Employer contributions	50.0	18.5	41.6	51.0	15.9	31.6
Participant contributions	–	2.6	3.5	–	3.2	3.4
Benefit payments	(32.5)	(21.1)	(43.2)	(32.2)	(19.1)	(34.6)
Other expenses	–	–	(3.2)	–	–	(2.1)
Foreign exchange effects	–	–	48.1	–	–	28.0

Fair value of plan assets at end of year	$472.1	$–	$405.8	$378.0	$–	$310.6

Funded Status at December 31:
Funded status	$(168.1)	$(307.6)	$(422.0)	$(171.0)	$(275.7)	$(339.0)
Unrecognized prior service cost (benefit)	59.4	(38.4)	5.1	59.3	(44.5)	4.8
Unrecognized net actuarial loss	111.9	139.3	124.2	102.2	121.1	88.4

Net amount recognized	$3.2	$(206.7)	$(292.7)	$(9.5)	$(199.1)	$(245.8)

The Company expects to contribute $50 million to the domestic pension plans in 2004.

          The following table provides a summary of pension plans with assets in excess of accumulated benefit obligations and plans with accumulated benefit obligations in excess of assets for the foreign and domestic pension benefits as of December 31:

	2003	2003	2002	2002

	Assets In	Accumulated	Assets In	Accumulated
	Excess of	Benefit	Excess of	Benefit
	Accumulated	Obligations	Accumulated	Obligations
	Benefit	In Excess of	Benefit	In Excess of
(Dollars in millions)	Obligations	Assets	Obligations	Assets

Domestic pension benefits:
Projected benefit obligation	$–	$640.2	$–	$549.0
Accumulated benefit obligation	–	624.0	–	534.6
Fair value of plan assets	–	472.1	–	378.0
Accrued benefit liabilities	–	(159.3)	–	(159.1)
Intangible asset	–	62.5	–	58.9
Accumulated other comprehensive income	–	100.0	–	90.6
Foreign pension benefits:
Projected benefit obligation	$336.0	$491.8	$251.0	$398.6
Accumulated benefit obligation	289.3	460.7	205.4	380.6
Fair value of plan assets	310.0	95.8	237.1	73.5
Prepaid benefit costs (accrued benefit liabilities)	66.6	(394.8)	54.9	(330.8)
Intangible asset	–	1.9	–	1.8
Accumulated other comprehensive income	–	33.6	–	28.3

          For certain domestic and foreign plans for which the accumulated benefit obligation exceeded the total of plan assets, in 2003 and 2002 the Company recorded an additional minimum liability of $14.8 million (net of $3.6 million increase from foreign exchange) and $110.7 million, respectively, as part of its liability for post-retirement benefits. In connection with recording the additional minimum liability, additional intangible assets were recorded in Other Assets for $3.4 million (net of $0.3 million increase from foreign exchange) and $11.0 million as of December 31, 2003 and 2002, to the extent of unrecognized prior service cost. Accumulated other comprehensive income (in shareholders’ equity) was charged $11.4 million (excluding a $3.3 million foreign exchange effect) in 2003 for the additional minimum liability. Other comprehensive income in 2003 also included a charge of $4.3 million representing an adjustment to the prior year tax benefit net of the current year tax benefit. Accumulated other comprehensive income was charged $99.7 million ($63.5 million net of tax) in 2002.

          The projected benefit obligation for post-retirement benefits was determined using the following assumptions:

	2003	2003	2002	2002

	Domestic	Foreign	Domestic	Foreign

Assumptions as of December 31:
Discount rate	6.00%	4.00%-6.00%	6.75%	4.25%-6.50%
Long-term rate of inflation	2.80%	.30%-2.80%	2.80%	.50%-2.80%
Merit and promotion increase	1.70%	1.70%	1.70%	1.70%
Rate of return on plan assets for the year	8.50%	4.75%-6.50%	8.50%	4.75%-6.50%

          The Domestic Pension Plan is invested in a broadly diversified portfolio of equity and fixed income assets, and seeks to generate a competitive rate of return consistent with appropriate levels of risk. The 8.5% rate of return on plan assets for the year assumes 67% of assets invested in a broadly diversified equity portfolio earning approximately 10%, and 33% invested in a predominantly domestic fixed income portfolio earning approximately 5.5%. The expected returns for equity and fixed income securities were based on historical returns and forward looking analysis.

          The following table provides a categorization summary for the Domestic Pension Plan assets:

	Target	Percentage of Plan Assets
	Allocation	as of December 31,

Asset Category	2004	2003	2002

Equity securities	67%	67%	64%
Debt securities	33%	33%	36%

Total	100%	100%	100%

          The weighted-average annual assumed rate of increase in the health care cost trend rate is 9.5% for 2003 and is assumed to decrease to 9.0% in 2004 and gradually decline to 5% over the next 9 years. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease

Effect on the health care component of accumulated post-retirement obligation	$19.1	$(16.8)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$1.6	$(1.4)

          Total post-retirement costs were:

	Year ended December 31,

(Dollars in millions)	2003	2002	2001

Pension benefits	$76.0	$55.6	$32.5
Health and life insurance benefits	26.1	28.3	20.1

Defined benefit plan cost	102.1	83.9	52.6
Defined contribution plan cost, principally ESOP	58.8	52.6	55.4

Total post-retirement costs, including accretion expense	$160.9	$136.5	$108.0

          Post-retirement pension, health and life insurance costs had the following components:

	Year Ended December 31,

	2003	2003	2002	2002	2001	2001

		Health &		Health &		Health &
	Pension	Life Ins.	Pension	Life Ins.	Pension	Life Ins.
(Dollars in millions)	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost-benefits earned during the period	$41.5	$7.9	$36.5	$7.6	$32.1	$6.6
Interest cost on the projected benefit obligation	71.6	17.4	67.3	18.5	62.5	14.2
Less assumed return on plan assets	(55.0)	–	(54.9)	–	(60.6)	–
Amortization of prior service cost	6.3	(4.2)	5.6	(1.5)	4.9	(.7)
Amortization of net (gain) loss	5.7	5.1	(0.8)	3.7	(6.4)	–

Defined benefit plan cost	70.1	26.2	53.7	28.3	32.5	20.1

Curtailment loss	5.9	(0.1)	1.9	–	–	–

Net defined benefit plan cost after curtailments	$76.0	$26.1	$55.6	$28.3	$32.5	$20.1

Accretion expense reflected in “Other expense (income)”	$16.9	$17.5	$11.8	$18.5	$1.9	$14.2

          Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

NOTE 6. Income Taxes

          The Company’s income before income taxes and the applicable provision (benefit) for income taxes were:

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Income before income taxes:
Domestic	$253.4	$279.5	$326.5
Foreign	295.8	276.7	149.8

	$549.2	$556.2	$476.3

Provision for income taxes:
Current:
Domestic	$55.3	$64.3	$116.8
Foreign	55.7	17.8	20.8

	111.0	82.1	137.6

Deferred:
Domestic	12.1	56.6	18.1
Foreign	20.9	46.5	25.6

	33.0	103.1	43.7

Total provision	$144.0	$185.2	$181.3

          A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2003, 2002 and 2001 to the income before income taxes is as follows:

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Tax provision at statutory rate	$192.2	$194.7	$166.7
Decrease in valuation allowance	(13.1)	(2.5)	(6.8)
Nondeductible goodwill amortization and goodwill write-offs	—	—	7.5
Foreign tax effects	(15.3)	(16.1)	(.9)
State tax provision	6.7	7.7	9.9
Benefit of tax audit settlements	(26.7)	—	—
Other, net	.2	1.4	4.9

Total provision	$144.0	$185.2	$181.3

          The decrease in the valuation allowance in 2003 was primarily attributable to the utilization of foreign tax credits, offset by a net increase in foreign net operating loss carryforwards. The decrease in the valuation allowance in 2002 was primarily attributable to the utilization of foreign net operating losses and foreign tax credits. The decrease in the valuation allowance in 2001 was primarily attributable to utilization of a domestic capital loss carry-forward.

          The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,

(Dollars in millions)	2003	2002

Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$235.9	$193.9
Inventory (LIFO and purchase accounting differences)	18.7	12.9
Employee benefits	26.9	18.9
Other	140.9	109.9

	422.4	335.6

Deferred tax assets:
Post-retirement benefits	132.4	129.9
Warranties	78.8	81.5
Foreign net operating losses, tax credits and capital losses	100.4	113.5
Reserves	54.4	44.9
Inventory	2.2	4.8
Facilities	33.0	8.8
Other	64.1	39.6
Valuation allowances	(100.4)	(113.5)

	364.9	309.5

Net deferred tax (liabilities) assets	$(57.5)	$(26.1)

          Deferred tax assets related to foreign tax credits and foreign net operating loss carry-forwards have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income, as well as on income in the legal entity which gave rise to tax losses. The foreign tax credits and net operating losses are available for utilization in future years. In some tax jurisdictions the carry-forward period is limited to as little as five years; in others it is unlimited.

          As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of some of its foreign subsidiaries to be permanently reinvested and as such no additional U.S. tax cost has been provided on approximately $41 million of earnings at December 31, 2003. If the Company chose to repatriate these earnings, no additional tax cost would be incurred.

          Cash taxes paid were $41 million, $115 million and $105 million in 2003, 2002 and 2001, respectively.

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

          The company recognized a reduction in the tax provision of $26.7 million in the fourth quarter of 2003 that reduced the effective income tax rate for 2003 to 26.2%. This was principally the result of resolution on German tax audits for the years 1995 through 1998, and the approval of research and development tax credit claims in the U.S.

NOTE 7. Accounts Receivable Securitization Agreements

          To reduce its borrowing cost, in May and September 2002 the Company established accounts receivable financing facilities in Europe and the U.S. with major international banks. As part of these facilities, the Company formed wholly owned, special-purpose entities (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 15% for ESPE and 45% for USSPE. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $491 million

(€250 million, or approximately $316 million at December 31, 2003 exchange rates under the European facility, and $175 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. These facilities have a life of three years, are subject to annual renewals and, for the European facility, the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants.

          The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in other current assets in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of the sale. Those losses amounted to $41.7 million and $21.5 million for the years ended December 31, 2003 and 2002. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

          On August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The majority of these receivables were sold to the USSPE.

          Following is a summary of receivables subject to the financing facilities:

	December 31, 2003			December 31, 2002

(Dollars in millions)	ESPE	USSPE	Total	ESPE	USSPE	Total

Outstanding balances of receivables sold to SPEs	$406.0	$225.3	$631.3	$230.7	$206.7	$437.4
Net retained interest	$65.6	$97.7	$163.3	$38.2	$81.3	$119.5
Advances from conduits	$313.7	$126.5	$440.2	$250.8	$125.5	$376.3

          The advances from conduits include amounts due to the conduits under the European and U.S. accounts receivable facilities for collections of receivables under the servicing agreement. The increase in advances from conduits was comprised of a $47 million foreign exchange translation effect and $16 million growth in the amount of receivables financed.

          Following is a summary of cash flows received or paid on the initial receivables transactions when the ESPE and USSPE arrangements were established in 2002:

(Dollars in millions)	ESPE	USSPE	Total

Cash flows from initial sale of receivables	$224.6	$154.9	$379.5
Less the effect of termination of previous arrangements	(42.5)	(255.6)	(298.1)

Proceeds from initial sale of receivables, net	$182.1	$(100.7)	$81.4

          As of December 31, 2003 and 2002, the interest rates on amounts outstanding under the European facility were 2.51% and 3.30%, and under the U.S. facility were 1.07% and 1.39%, respectively.

NOTE 8. Inventories

          The components of inventories, which are carried principally on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,

(Dollars in millions)	2003	2002

Finished products	$570.9	$486.1
Products in process	181.4	138.1
Raw materials	157.6	146.5

Inventories at cost	$909.9	$770.7

          The current replacement cost of inventories approximates the LIFO carrying cost in both years.

NOTE 9. Facilities

          The components of facilities, at cost, are as follows:

	Year Ended December 31,

(Dollars in millions)	2003	2002

Land	$81.3	$78.3
Buildings	640.0	624.8
Machinery and equipment	1,656.8	1,411.3
Improvements in progress	100.8	88.9

Gross facilities	2,478.9	2,203.3
Less: accumulated depreciation	963.5	773.2

Net facilities	$1,515.4	$1,430.1

NOTE 10. Debt

          The Company has one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. The Company did not renew a related 364-day, U.S. dollar revolving credit facility of $150 million when it expired on November 4, 2003, because amounts available under the five-year facility and other sources of financing available were considered sufficient for Company needs. The Company also has a Euro-denominated, 364-day bank credit agreement of approximately $50 million (at December 31, 2003 exchange rates) that expires on October 31, 2004, and that was fully utilized as of December 31, 2003. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of December 31, 2003 and 2002, because the Company has the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, the Company has other non-U.S. lines of credit for $20 million.

          Debt securities (Senior Notes) sold under a 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc.

          Short-term–Short-term borrowings are available under credit facilities and overdraft lines. At December 31, 2003, 2002 and 2001, the Company had $50 million, $36 million and $59 million, respectively, of such foreign short-term debt outstanding at average interest rates of 8.3%, 8.5% and 6.6% per annum, respectively. The Company also had an additional $247 million of unused overdraft facilities as of December 31, 2003. The banks may revoke these facilities at any time.

          Average short-term borrowings for 2003, 2002 and 2001 were $99 million, $74 million and $85 million, respectively, at weighted-average interest rates of 6.5%, 6.4% and 7.60%, respectively.

          Long-term–The aggregate borrowings of up to $1 billion available under the primary bank credit agreement can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $125 million for same-day, short-term borrowings. Each loan outstanding under this agreement is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently borrow equivalent amounts subject to compliance with certain conditions contained in the agreement. All borrowings under the credit agreement are therefore classified as long-term.

          The Company pays a facilities fee of .225% per annum on the five-year facility (whether available funds are borrowed or not), and borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus 1.025% per annum. These LIBOR spreads are subject to adjustment should the Company’s debt rating change. The Company also pays 1.025% per annum plus issuance fees for letters of credit.

          At December 31, 2003, there were $210 million of borrowings outstanding under the five-year facility. Remaining availability under that facility at December 31, 2003, after reduction for $122 million of letters of credit usage was $668 million. There was also $11 million available under foreign lines of credit after reduction for $9 million letters of credit usage.

          In January 2003, a European subsidiary of the Company issued €30 million ($38 million at December 31, 2003 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

          The amounts of long-term debt maturing in years 2004 through 2008 are $2 million, $213 million, $569 million, $1 million, and $335 million, respectively, with $509 million maturing thereafter.

          Long-term debt is recorded at face amount, net of unamortized discount and the fair value of interest-rate swaps, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

	Year Ended December 31,

(Dollars in millions)	2003	2002

Five-year credit agreement expiring 2006	$210.0	$482.1
364-day Euro-denominated credit agreement	50.5	41.7
7 1/8% senior notes due 2003	—	125.0
7 3/8% senior notes due 2005	210.4	211.9
7.125% Euro senior notes due 2006	307.6	253.6
7 3/8% senior notes due 2008	334.6	339.8
8.25% senior notes due 2009	97.4	97.4
8.25% Sterling senior notes due 2009	106.3	95.1
7 5/8% senior notes due 2010	260.8	260.6
7.59% Euro senior bonds due 2013	37.9	—
Other long-term debt	13.8	15.7

	1,629.3	1,922.9
Less current maturities	2.5	4.5

Total long-term debt	$1,626.8	$1,918.4

          The U.S. Dollar equivalent of borrowings outstanding under all bank credit agreements at December 31, 2003 and 2002, and the effective weighted-average interest rates were:

	Year Ended December 31,

(Dollars in millions)	2003	2002

Loans at U.S. dollar equivalent at 2.65% in 2003; 2.61% in 2002	$260.5	$523.7

          None of the Senior Notes outstanding as of December 31, 2003, are redeemable by the Company prior to maturity. The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest, with borrowings under its bank credit agreements.

          On January 8, 2002, the company redeemed all of the 9 1/4% Sinking Fund Debentures, at a redemption price of 102.313% of the face amount of the bonds plus unpaid interest up to the redemption date. The total redemption cost of $38.7 million, including accrued interest of $0.4 million, was paid with lower-cost borrowings under the Company’s bank credit agreements and a loss of $1.3 million was recognized.

          During the second half of 2001 the Company entered interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3/8% Senior Notes due 2008 and $75 million of the 7 3/8% Senior Notes due 2005. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges amounted to $19 million and $26 million as of December 31, 2003 and 2002, respectively, and is recorded in other long-term assets with a corresponding increase in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. As of December 31, 2003, the average effective interest rate on the $300 million of Senior Notes to which the swaps apply was approximately 3.2%. See Note 12 for additional information on the interest rate swaps.

          Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 2003, 2002 and 2001, were $0.9 million, $2.6 million and $4.8 million, respectively. Cash interest paid in those years on all outstanding indebtedness amounted to $114 million, $125 million and $169 million, respectively.

          The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the primary bank credit agreement. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the bank credit agreement.

          The primary bank credit agreement contains various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement.

NOTE 11. Capital Stock

          The Company’s Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in the ownership of the common stock of the Company.

          On February 5, 2004, the Board of Directors approved a three-for-one stock split, subject to shareholder approval of an amendment to the Company’s charter to increase the authorized shares of common stock at the Annual Meeting on May 4, 2004.

          The Company’s Board of Directors has approved plans to purchase shares of the Company’s common stock to offset the dilutive effect of issuing shares of common stock pursuant to the Company’s stock option plan and other incentive and benefit plans funded with shares of stock. As of December 31, 2003, the unexpended authorization was $313 million. The Company purchased 2,001,800 shares in 2003 for $152 million, 2,075,200 shares in 2002 for $141 million, 1,921,050 shares in 2001 for $117 million and 6,152,950 shares in prior years for $227 million. The Company plans to increase its purchases of shares in 2004 under this program to about $250 million. Purchases of treasury shares are reported in the Consolidated Statement of Cash Flows on the basis of when the transactions are settled and therefore, shares purchased near the end of December each year are reflected as payments in the following year.

          In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 5,500,000, of which no more than 825,000 may be used for awards other than stock options or SARs. The total of stock options and SARs that may be granted to any individual annually may not exceed 1,500,000 shares, and the number of restricted stock and restricted unit awards to any individual annually may not exceed 150,000 shares or units. At December 31, 2003, options to purchase a total of 1,307,911 shares were outstanding and there were 4,186,237 shares available for grant under the 2002 Omnibus Plan. The shares to be issued under the 2002 Omnibus Plan may be newly issued shares or treasury shares. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At December 31, 2003, options to purchase a total of 4,712,329 shares were outstanding under the 1995 Stock Plan. The shares to be issued under the 1995 Stock Plan to satisfy outstanding options are expected to be from available treasury shares. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years. On February 4, 2004, awards in the form of options to purchase 786,225 shares were granted under the 2002 Omnibus Plan.

          A summary of stock option activity and related information for 2001, 2002 and 2003 follows:

		Weighted-	Weighted-
	Shares	Average	Average
	Underlying	Exercise	Fair Value
	Options	Price	Of Grants

Outstanding December 31, 2000	8,263,469	$33.06
Granted	1,538,350	57.14	$19.76
Exercised	(3,612,289)	28.51
Forfeited	(271,115)	44.55

Outstanding December 31, 2001	5,918,415	41.64
Granted	2,269,150	60.48	$18.24
Exercised	(1,651,551)	35.24
Forfeited	(190,979)	50.21

Outstanding December 31, 2002	6,345,035	49.82
Granted	988,905	69.96	$21.44
Exercised	(1,254,403)	43.42
Forfeited	(59,297)	38.34

Outstanding December 31, 2003	6,020,240	$54.41

Exercisable at end of year:
2001	3,200,295
2002	2,889,010
2003	2,806,962

          The weighted average fair value of stock option grants was estimated at the date of grant using the Black-Scholes option-pricing model. For the assumptions used in determining the fair value, see Note 2, “Accounting Policies–Stock-Based Compensation.”

          Following is a summary of options outstanding and exercisable by price range as of December 31, 2003:

	Options Outstanding		Options Exercisable
					Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining
	Number of	Exercise	Number of	Exercise	Contractual
Price range	Options	Price	Options	Price	Life (Years)

$20.00–$30.00	64,587	$20.00	64,587	$20.00	1.0
$30.01–$45.00	1,802,354	38.38	1,802,354	38.38	5.5
$45.01–$60.00	2,967,159	58.50	892,401	57.08	7.8
$60.01–$75.00	1,078,406	68.09	35,456	67.97	8.9
$75.01–$90.00	70,434	77.69	12,164	75.54	9.0
$90.01–$105.00	37,300	100.33	—	—	9.9

	6,020,240	$54.41	2,806,962	$44.44	7.2

          On January 1, 2000, the Chief Executive Officer of the Company was granted an award of 250,000 shares of restricted stock under the 1995 Stock Plan. Such shares vest in three equal annual installments beginning January 1, 2003. Unearned compensation equal to the fair market value of the shares at the date of grant was recorded as a component of stockholders’ equity and is being amortized as a charge to compensation expense based upon the vesting schedule, beginning on January 1, 2000 and ending December 31, 2004. As of December 31, 2003, the unamortized balance of unearned compensation was $0.7 million.

          The Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options and accordingly has recognized no compensation expense for stock issued under its stock option plans. See Note 2, “Accounting Policies–Stock-Based Compensation” for information on compensation expense that would have been recorded had the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and its effect on net income and net income per share.

          In 1997, shareholders approved the establishment of the Employee Stock Purchase Plan commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company’s discretion. Employees purchased 114,141 shares in 2003, 123,869 shares in 2002 and 149,487 shares in 2001 under this plan. In 2002, shareholders authorized an additional 500,000 shares for issuance under this plan.

          Following is a summary of shares issued or reacquired by the Company for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares of Common Stock

		Treasury	Net Shares
	Total Shares	Shares	Outstanding

Balance, December 31, 2000	80,840,687	(11,308,113)	69,532,574
Shares issued upon exercise of stock options	3,029,838	465,608	3,495,446
Stock purchased for treasury		(1,921,050)	(1,921,050)
Shares issued to ESOP		917,325	917,325
Shares issued to ESPP	499	148,988	149,487
Other shares issued or (reacquired), net		(99,938)	(99,938)

Balance, December 31, 2001	83,871,024	(11,797,180)	72,073,844
Shares issued upon exercise of stock options		1,620,985	1,620,985
Stock purchased for treasury		(2,075,200)	(2,075,200)
Shares issued to ESOP		764,897	764,897
Shares issued to ESPP	448	123,421	123,869
Other shares issued or (reacquired), net	43,868	61,473	105,341

Balance, December 31, 2002	83,915,340	(11,301,604)	72,613,736
Shares issued upon exercise of stock options	3,350	1,247,566	1,250,916
Stock purchased for treasury		(2,001,800)	(2,001,800)
Shares issued to ESOP		767,193	767,193
Shares issued to ESPP	504	113,637	114,141
Other shares issued or (reacquired), net		(105,860)	(105,860)

Balance, December 31, 2003	83,919,194	(11,280,868)	72,638,326

NOTE 12. Financial Instruments

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

          To convert Pounds Sterling financing under the European accounts receivable securitization program to U.S. dollar equivalent financing, the Company enters into currency-forward contracts that effectively fix the transaction costs in U.S. dollars. These forward contracts are defined as speculative and accordingly, changes in the market value of the contracts are recorded in other income or expense as incurred, with a corresponding increase or decrease in other assets. The recorded gains or losses are essentially offset by foreign exchange gains or losses on the Company’s Sterling-denominated debt. Similar currency-forward contracts on Euro financing of receivables was discontinued in the third quarter of 2003.

          The notional amount and estimated fair value of interest rate swaps and hedging contracts at December 31, 2003 and 2002 are as follows:

	2003		2002

	Notional	Fair	Notional	Fair
(Dollars in millions)	Value	Value	Value	Value

Interest rate swaps	$300.0	$18.7	$300.0	$25.7
Commodity-forward contracts	56.9	9.7	64.9	(2.7)
Foreign-currency-forward contracts	—	—	5.4	.4
Foreign-currency-forward contracts related to receivables securitization	58.2	3.2	241.1	11.1

          The estimated fair value and carrying amounts of other financial instruments were:

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Credit agreement loans	$210	$210	$524	$524
7 3/8% senior notes due 2005	210	220	212	220
7.125% Euro senior notes due 2006	308	328	254	254
7 3/8% senior notes due 2008	335	366	340	355
8.25% senior notes due 2009	97	111	97	104
8.25% Sterling senior notes due 2009	106	106	95	93
7 5/8% senior notes due 2010	261	292	261	277
7.59% Euro senior bonds due 2013	38	38	—	—
Other debt obligations	14	14	16	16

          The fair values presented above are estimates as of December 31, 2003 and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

          The fair values of the Company’s credit agreement loans were estimated by the Company to approximate their carrying value since the loans bear interest at floating rates and have terms representative of current market conditions. The fair values of senior notes were based on indicative market quotes obtained from a major securities dealer. The fair values of other debt obligations are not significant and were estimated by the Company to approximate their carrying value.

NOTE 13. Warranties, Guarantees, Commitments and Contingencies

          Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

          The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $35 million, $31 million and $25 million for 2003, 2002 and 2001, respectively. Total warranty expense was $181 million, $154 million and $115 million for 2003, 2002 and 2001, respectively.

          Following is a summary of changes in the Company’s product warranty liability for the three years ended December 31, 2003:

	Year Ended December 31,

(Dollars in millions)	2003	2002	2001

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of year	$315.9	$299.9	$297.0
Warranty costs accrued	138.5	117.4	97.5
Deferred income on extended warranty contracts sold	64.4	50.7	59.7
Warranty claims settled	(123.6)	(115.1)	(106.5)
Amortization of deferred income on extended warranty contracts	(46.7)	(42.9)	(40.1)
Increases (decreases) in warranty estimates made in prior years, including foreign exchange translation effects	7.5	5.9	(7.7)

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of year	356.0	315.9	299.9
Current portion included in current liabilities	(153.1)	(118.0)	(109.4)

Long-term warranty liability	$202.9	$197.9	$190.5

          Future minimum rental commitments under all non-cancelable leases with original terms in excess of one year in effect at December 31, 2003, are: $132 million in 2004; $104 million in 2005; $87 million in 2006; $74 million in 2007; $58 million in 2008; and $115 million thereafter, a total of $570 million. Net rental expense for all operating leases was $165 million, $148 million and $140 million for the years ended December 31, 2003, 2002, and 2001, respectively.

          The Company and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. The Company is also subject to federal, state and local environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of various sites, including certain facilities in the process of being closed. In those instances where it is probable as a result of such proceedings that the Company will incur costs that can be reasonably determined, the Company has recorded a liability. The Company believes that these legal, tax and environmental proceedings will not have a materially adverse effect on its consolidated financial condition, cash flows or results of operations.

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

          Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of low-risk-profile products, such as boilers and railroad brake shoes. The Company believes it has ample insurance and has never had an unfavorable court judgment.

          In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants, often in excess of one hundred companies. Many of these lawsuits involve multiple claimants, do not allege a connection between any Company product and the claimed injury or disease, and/or do not contain any allegations regarding the type of claimed injury or disease incurred. As a result, numerous lawsuits have been placed and may remain on inactive or deferred dockets, which some jurisdictions have established.

          Through December 31, 2003, there have been 139,733 claims filed against the Company. At year-end 2003, there were 116,282 pending claims, compared with 96,541 and 52,211 at the end of 2002 and 2001, respectively. Since receipt of its first asbestos claim more than fifteen years ago through December 31, 2003, the Company has resolved 23,451 claims, and $36 million in settlement payments have been made, for an average payment per claim of $1,535. These settlement payments have been paid or reimbursed or are expected to be reimbursed by insurance.

          The Company has recorded an obligation of $69 million, which represents the Company’s estimated payments to claimants associated with the 116,282 pending asbestos claims. It also has recorded a related asset of $47 million, which represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

          Additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants and the amount of insurance recovery. No liability has been recorded for unknown asbestos claims. However, the Company has substantial insurance coverage for future claims. The Company believes that it is not reasonably possible that a net loss material to the liquidity and financial condition of the Company has been incurred.

          The Company has commitments and performance guarantees, including energy savings guarantees totaling $37 million extending from 2004 to 2021, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2003 the Company has experienced no net losses under such arrangements and considers the probability of losses to be unlikely.

          The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 15 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $50 million Euro-denominated credit facility and $38 million of Euro-denominated Senior Bonds. See Note 10 of Notes to Financial Statements. The Company also guarantees debt of third parties in the amount of $4 million as of December 31, 2003.

NOTE 14. Segments

          American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

          Air Conditioning Systems and Services designs and produces commercial and residential air conditioning systems and equipment for both domestic and export sales. It also provides control systems, aftermarket service and parts for its products, and performance contracting for the installation and maintenance of heating, ventilation and air conditioning systems. The Company’s air conditioning segment is organized and managed as two operating divisions: TCS, a global business, and RS, a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, services and parts and services for commercial and large residential applications. TCS also distributes residential products outside North America. RS manufactures primarily residential products, and distributes both commercial unitary and residential products in North America. RS brings focus and emphasis to a separate North American distribution channel through which both commercial unitary and residential products are sold. Since TCS and RS both sell residential and commercial unitary products, they are not organized on a purely product-line basis. Approximately 15% of RS sales are for commercial applications. Since TCS and RS overlap in their commercial and residential products and have similar economic characteristics, we believe that aggregation of TCS and RS into a single reportable segment is the most meaningful way to report them. Therefore, in accordance with the aggregation criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for segment reporting purposes TCS and RS are aggregated into a single reportable segment called Air Conditioning Systems and Services.

          The Bath and Kitchen segment designs and produces bathroom and kitchen fixtures and fittings on a global basis. Its products are marketed through retail and wholesale sales channels for residential and commercial markets.

          Vehicle Control Systems designs and manufactures braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems. These include antilock and electronic braking systems (“ABS” and “EBS”, respectively), automated transmission controls and suspension control systems for heavy and medium-size trucks, buses, and trailers. WABCO also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles.

          In addition to the segment data in the following table, see also the five-year summary in Item 6, “Selected Financial Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

          Segment Data

	Year Ended December 31

(Dollars in millions)	2003	2002	2001

Sales:
Air Conditioning Systems and Services	$4,975	$4,744	$4,692
Bath and Kitchen	2,235	1,994	1,813
Vehicle Control Systems	1,358	1,057	960

	$8,568	$7,795	$7,465

Segment income:
Air Conditioning Systems and Services	$522	$537	$515
Bath and Kitchen	139	155	148
Vehicle Control Systems	177	139	124

	838	831	787
Equity in net income of unconsolidated joint ventures	26	27	19
Interest expense	(117)	(129)	(169)
Corporate and other expenses	(198)	(173)	(161)

Income from continuing operations before income taxes	$549	$556	$476

Sales–Geographic distribution (a):
United States	$4,513	$4,412	$4,253
Europe (countries below are included in this total)	2,664	2,168	2,014
Germany	708	542	520
U.K.	511	472	433
France	482	417	419
Italy	380	312	300
Other	1,391	1,215	1,198

Total sales	$8,568	$7,795	$7,465

Segment income–Geographic distribution:
United States	$445	$559	$515
Europe	253	193	173
Other	140	79	99

Total segment income	$838	$831	$787

          (a)  Revenues from external customers are classified by country of origin.

          Segment Data (continued)

	As of December 31

(Dollars in millions)	2003	2002	2001

Assets
Air Conditioning Systems and Services	$2,389	$2,206	$2,177
Bath and Kitchen	2,099	1,833	1,694
Vehicle Control Systems	906	702	590

Total identifiable assets	$5,394	$4,741	$4,461

Geographic distribution:
United States	$2,101	$1,950	$1,809
Europe (countries below are included in this total)	2,401	1,931	1,774
Germany	586	489	412
U.K.	361	317	279
France	326	320	268
Italy	374	237	170
Other	892	860	878

Total identifiable assets	5,394	4,741	4,461
Cash and cash equivalents	112	97	82
Prepaid charges	21	27	32
Corporate assets	352	279	256

Total assets	$5,879	$5,144	$4,831

Goodwill included in assets:
Air Conditioning Systems and Services	$222	$214	$202
Bath and Kitchen	586	509	484
Vehicle Control Systems	332	290	243

Total goodwill	$1,140	$1,013	$929

	Year Ended December 31

(Dollars in millions)	2003	2002	2001

Capital expenditures, including investments and computer software:
Air Conditioning Systems and Services	$90	$109	$120
Bath and Kitchen	101	77	88
Vehicle Control Systems	45	46	45
Corporate	4	3	6

Total capital expenditures	$240	$235	$259

Depreciation and amortization:
Air Conditioning Systems and Services	$85	$80	$82
Bath and Kitchen	94	82	89
Vehicle Control Systems	58	46	57
Corporate	10	5	4

Total depreciation and amortization	$247	$213	$232

NOTE 15. Supplemental Consolidating Condensed Financial Information

          All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate audited financial statements for ASI, the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2003, 2002 and 2001, and balance sheets as of December 31, 2003 and 2002 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

Sales		$4,583.7	$4,453.7	$(469.8)	$8,567.6

Costs and expenses:
Cost of sales		3,545.0	3,452.6	(469.8)	6,527.8
Selling and administrative expenses		754.8	608.2		1,363.0
Other expense		3.5	7.1		10.6
Interest expense		105.4	11.6		117.0
Intercompany interest expense (income)		2.3	(2.3)		—

Total expenses		4,411.0	4,077.2	(469.8)	8,018.4

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		172.7	376.5	—	549.2
Income taxes		(2.1)	146.1		144.0

Income from continuing operations before equity in net income of consolidated subsidiaries		174.8	230.4	—	405.2
Equity in net income of consolidated subsidiaries	$405.2	—	—	(405.2)	—

Net income	$405.2	$174.8	$230.4	$(405.2)	$405.2

NOTE 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2003

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

ASSETS
Current assets:
Cash and cash equivalents	$.1	$(70.4)	$182.0		$111.7
Accounts receivable, net	—	481.7	541.1		1,022.8
Inventories		422.6	487.3		909.9
Other current assets		256.5	189.8		446.3

Total current assets	.1	1,090.4	1,400.2		2,490.7
Facilities, net		582.1	933.3		1,515.4
Goodwill, net		137.2	1,003.2		1,140.4
Investment in subsidiaries	1,441.1	—	—	$(1,441.1)	—
Other assets		510.6	221.6		732.2

Total assets	$1,441.2	$2,320.3	$3,558.3	$(1,441.1)	$5,878.7

LIABILITIES AND SHAREHOLDERS’
(DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$—	$49.8		$49.8
Current maturities of long-term debt		1.5	1.0		2.5
Other current liabilities		863.4	1,117.8		1,981.2

Total current liabilities		864.9	1,168.6		2,033.5
Long-term debt		1,489.2	137.6		1,626.8
Reserve for post-retirement benefits		326.4	331.0		657.4
Intercompany accounts, net	$727.4	251.4	(978.8)		—
Other long-term liabilities		481.5	365.7		847.2

Total liabilities	727.4	3,413.4	1,024.1	$—	5,164.9

Total shareholders’ equity (deficit)	713.8	(1,093.1)	2,534.2	(1,441.1)	713.8

Total liabilities and shareholders’ equity (deficit)	$1,441.2	$2,320.3	$3,558.3	$(1,441.1)	$5,878.7

NOTE 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2003

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

Cash provided (used) by:
Operating activities:
Net income	$405.2	$174.8	$230.4	$(405.2)	$405.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		95.6	151.2		246.8
Equity in earnings of affiliates, net of dividends received		(6.7)	(7.6)		(14.3)
Non-cash stock compensation		60.4			60.4
Deferred income taxes		10.1	21.4		31.5
Gain on sale of property, plant and equipment		.8	(8.7)		(7.9)
Equity in net income of subsidiary	(405.2)			405.2	—
Changes in assets and liabilities:
Accounts receivable		(28.8)	(57.5)		(86.3)
Inventories		(68.7)	(7.8)		(76.5)
Accounts payable		25.5	7.9		33.4
Other accrued liabilities		(5.6)	193.8		188.2
Post-retirement benefits		(7.1)	(2.3)		(9.4)
Other long-term liabilities		(27.6)	40.5		12.9
Other assets		95.7	(228.5)		(132.8)

Net cash provided by operating activities	—	318.4	332.8	—	651.2

Investing activities:
Purchase of property, plant and equipment		(66.7)	(104.0)		(170.7)
Investments in affiliated companies			(25.0)		(25.0)
Investments in computer software		(23.2)	(21.7)		(44.9)
Proceeds from the disposal of property/equipment		6.0	17.2		23.2

Net cash used by investing activities	—	(83.9)	(133.5)	—	(217.4)

Financing activities:
Proceeds from issuance of long-term debt			33.0		33.0
Repayments of long-term debt		(126.0)	(3.6)		(129.6)
Net change in revolving credit facility		(308.0)	31.6		(276.4)
Net change in other short-term debt			1.8		1.8
Purchases of treasury stock	(149.5)				(149.5)
Net change in intercompany accounts	87.7	102.9	(190.6)		—
Proceeds from exercise of stock options	54.9				54.9
Proceeds from foreign exchange forward contracts		38.2			38.2
Other common stock issued or reacquired, net	7.0	.5			7.5

Net cash used by financing activities	.1	(292.4)	(127.8)	—	(420.1)
Effect of exchange rate changes on cash and cash equivalents			1.4		1.4

Net increase (decrease) in cash and cash equivalents	.1	(57.9)	72.9	—	15.1
Cash and cash equivalents at beginning of year		(22.9)	119.5		96.6

Cash and cash equivalents at end of year	$.1	$(80.8)	$192.4	$—	$111.7

NOTE 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2002

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

Sales		$4,457.1	$3,654.2	$(315.9)	$7,795.4

Costs and expenses:
Cost of sales		3,452.7	2,776.1	(315.9)	5,912.9
Selling and administrative expenses		637.9	552.6		1,190.5
Other expense		10.6	(3.8)		6.8
Interest expense		119.9	9.1		129.0
Intercompany interest expense (income)		(.6)	.6		—

Total expenses		4,220.5	3,334.6	(315.9)	7,239.2

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		236.6	319.6	—	556.2
Income taxes		72.1	113.1		185.2

Income from continuing operations before equity in net income of consolidated subsidiaries		164.5	206.5	—	371.0
Equity in net income of consolidated subsidiaries	$371.0	—	—	(371.0)	—

Net income	$371.0	$164.5	$206.5	$(371.0)	$371.0

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2002

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

ASSETS
Current assets:
Cash and cash equivalents		$(22.9)	$119.5		$96.6
Accounts receivable, net		453.3	428.1		881.4
Inventories		353.9	416.8		770.7
Other current assets		178.9	86.8		265.7

Total current assets		963.2	1,051.2		2,014.4
Facilities, net		575.2	854.9		1,430.1
Goodwill, net		133.0	879.8		1,012.8
Investment in subsidiaries	$860.2	—	—	$(860.2)	—
Other assets		624.2	62.3		686.5

Total assets	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks			$36.3		$36.3
Current maturities of long-term debt		$2.4	2.1		4.5
Other current liabilities		836.4	788.4		1,624.8

Total current liabilities		838.8	826.8		1,665.6
Long-term debt		1,864.2	54.2		1,918.4
Reserve for post-retirement benefits		347.0	276.3		623.3
Intercompany accounts, net	$630.4	232.0	(862.4)		—
Other long-term liabilities		400.3	306.4		706.7

Total liabilities	630.4	3,682.3	601.3	$—	4,914.0

Total shareholders’ equity (deficit)	229.8	(1,386.7)	2,246.9	(860.2)	229.8

Total liabilities and shareholders’ equity (deficit)	$860.2	$2,295.6	$2,848.2	$(860.2)	$5,143.8

NOTE 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2002

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

Cash provided (used) by:
Operating activities:
Net income	$371.0	$164.5	$206.5	$(371.0)	$371.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		87.6	125.1		212.7
Equity in earnings of affiliates, net of dividends received		(8.4)	(5.1)		(13.5)
Non-cash stock compensation		55.4			55.4
Deferred income taxes		77.6	(10.4)		67.2
Gain on sale of property, plant and equipment			(3.3)		(3.3)
Equity in net income of subsidiary	(371.0)			371.0	—
Changes in assets and liabilities:
Accounts receivable	.5	46.5	(99.6)		(52.6)
Inventories		(43.5)	(45.8)		(89.3)
Accounts payable		(40.3)	3.5		(36.8)
Other accrued liabilities		145.4	(159.3)		(13.9)
Post-retirement benefits		(17.9)	1.3		(16.6)
Other long-term liabilities		59.8	(50.3)		9.5
Other assets		(162.6)	215.0		52.4

Net cash provided by operating activities before proceeds from initial sale of receivables	.5	364.1	177.6	—	542.2
Proceeds from initial sale of receivables, net		(100.7)	182.1		81.4

Net cash provided by operating activities	.5	263.4	359.7	—	623.6

Investing activities:
Purchase of property, plant and equipment		(70.1)	(95.0)		(165.1)
Investments in affiliated companies		(22.0)	(1.6)		(23.6)
Investments in computer software		(24.6)	(22.3)		(46.9)
Proceeds from dissolution of receivables financing joint venture		25.8			25.8
Proceeds from the disposal of property/equipment		6.6	14.8		21.4
Other		(1.1)			(1.1)

Net cash used by investing activities	—	(85.4)	(104.1)	—	(189.5)

Financing activities:
Repayments of long-term debt		(40.8)	(2.8)		(43.6)
Net change in revolving credit facility		(313.0)	40.7		(272.3)
Net change in other short-term debt		(.1)	(24.4)		(24.5)
Purchases of treasury stock	(141.1)				(141.1)
Net change in intercompany accounts	77.2	155.5	(232.7)		—
Proceeds from exercise of stock options	56.1				56.1
Financing costs and other	7.3	(5.6)	3.7		5.4

Net cash used by financing activities	(.5)	(204.0)	(215.5)	—	(420.0)
Effect of exchange rate changes on cash and cash equivalents			.4		.4

Net increase (decrease) in cash and cash equivalents	—	(26.0)	40.5	—	14.5
Cash and cash equivalents at beginning of year		3.1	79.0	—	82.1

Cash and cash equivalents at end of year	$—	$(22.9)	$119.5	$—	$96.6

NOTE 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2001

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

Sales		$4,319.3	$3,384.4	$(238.4)	$7,465.3

Costs and expenses:
Cost of sales		3,289.5	2,566.4	(238.4)	5,617.5
Selling and administrative expenses		643.1	551.0		1,194.1
Other expense		6.3	2.4		8.7
Interest expense		140.9	27.8		168.7
Intercompany interest expense (income)		14.7	(14.7)		—

Total expenses		4,094.5	3,132.9	(238.4)	6,989.0

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		224.8	251.5	—	476.3
Income taxes		89.0	92.3		181.3

Income from continuing operations before equity in net income of consolidated subsidiaries		135.8	159.2	—	295.0
Equity in net income of consolidated subsidiaries	$295.0	—	—	(295.0)	—

Net income	$295.0	$135.8	$159.2	$(295.0)	$295.0

NOTE 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2001

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total

Cash provided (used) by:
Operating activities:
Net income	$295.0	$135.8	$159.2	$(295.0)	$295.0
Adjustments to reconcile net income to net cash provided by operations:
Restructuring and asset impairment charges accrued (paid), net		(13.6)	(36.7)		(50.3)
Depreciation and amortization		100.8	131.5		232.3
Non-cash stock compensation		60.1			60.1
Job elimination expenses accrued but unpaid		17.8	28.7		46.5
Deferred income taxes		25.3	18.4		43.7
Equity in net income of subsidiary	(295.0)			295.0	—
Changes in assets and liabilities:
Accounts receivable	.6	27.4	(20.7)		7.3
Inventories		17.0	(74.9)		(57.9)
Accounts payable	(.4)	(30.2)	(18.5)		(49.1)
Other accrued liabilities		(32.3)	28.5		(3.8)
Post-retirement benefits		8.6	.3		8.9
Other long-term liabilities		(18.4)	25.1		6.7
Other assets		(5.1)	(38.5)		(43.6)

Net cash provided by operating activities	.2	293.2	202.4	—	495.8

Investing activities:
Purchase of property, plant and equipment		(91.1)	(75.4)		(166.5)
Investments in affiliated companies		(.4)	(36.5)		(36.9)
Investments in computer software		(29.4)	(28.9)		(58.3)
Proceeds from sale and leasebacks		21.0	5.6		26.6
Proceeds from the disposal of property/equipment		6.5	4.9		11.4
Other		6.4	2.9		9.3

Net cash used by investing activities	—	(87.0)	(127.4)	—	(214.4)

Financing activities:
Repayments of long-term debt		(25.0)	(2.7)		(27.7)
Net change in revolving credit facility		286.3	(465.3)		(179.0)
Net change in other short-term debt		.1	(24.1)		(24.0)
Purchases of treasury stock	(116.5)				(116.5)
Purchase of warrants	(35.2)				(35.2)
Net change in intercompany accounts	47.4	(479.0)	431.6		—
Proceeds from exercise of stock options	96.9				96.9
Financing costs and other	7.1	(4.4)			2.7

Net cash used by financing activities	(.3)	(222.0)	(60.5)	—	(282.8)
Effect of exchange rate changes on cash and cash equivalents			(1.9)		(1.9)

Net increase (decrease) in cash and cash equivalents	(.1)	(15.8)	12.6	—	(3.3)
Cash and cash equivalents at beginning of year	.1	18.9	66.4	—	85.4

Cash and cash equivalents at end of year	$—	$3.1	$79.0	$—	$82.1

Quarterly Data (Unaudited)

Year 2003

(Dollars in millions, except per share data)	First	Second	Third	Fourth (a)

Sales	$1,950.6	$2,265.0	$2,234.4	$2,117.7
Cost of sales	1,485.8	1,700.7	1,683.6	1,657.7
Income before income taxes	92.5	194.0	177.6	85.1
Income taxes	28.7	60.1	55.1	.2

Net income	$63.8	$133.9	$122.5	$84.9

Net income per common share:
Basic	$.88	$1.86	$1.69	$1.17
Diluted	$.87	$1.83	$1.66	$1.14
Average number of common shares (thousands):
Basic	72,142	71,873	72,344	72,714
Diluted	73,379	73,208	73,779	74,492
Range of prices on common stock:
High	$72.18	$79.55	$85.12	$102.00
Low	$63.83	$68.20	$72.08	$84.50

Year 2002

(Dollars in millions, except per share data)	First	Second	Third	Fourth

Sales	$1,761.9	$2,086.5	$2,070.1	$1,876.9
Cost of sales	1,352.7	1,557.0	1,564.4	1,439.0
Income before income taxes	85.5	189.0	171.0	110.7
Income taxes	28.5	62.9	56.9	36.9

Net income	$57.0	$126.1	$114.1	$73.8

Net income per common share:
Basic	$.79	$1.74	$1.58	$1.02
Diluted	$.78	$1.71	$1.55	$1.01
Average number of common shares (thousands):
Basic	72,233	72,450	72,267	72,448
Diluted	73,476	73,935	73,516	73,641
Range of prices on common stock:
High	$71.20	$79.00	$76.67	$76.00
Low	$58.20	$69.40	$61.24	$58.89

          (a) The fourth quarter of 2003 includes expenses of $38.9 million ($27.3 million net of taxes, or $.37 per diluted share) related to the elimination of 870 jobs, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $11.6 million related to those expenses. Income taxes in the fourth quarter of 2003 also includes a $26.7 million benefit ($.36 per diluted share) principally because of the resolution of a German tax audit and approval of claims for research and development tax credits in the U.S.

          The sum of each line for the four quarters does not necessarily equal the amount reported for the full year because of rounding and, for per share amounts, because of the effect of averaging the shares used in the calculation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

          The information required by Item 10 with respect to the Executive Officers of the Company has been included in Part I of this Form 10-K (as Item 4A) in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

          Pursuant to instruction G(3) to Form 10-K, information concerning the independence of our Audit Committee and audit committee financial expert disclosure set forth under the heading “Audit Committee Financial Expert” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

          Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

          Information regarding our Code of Conduct and Ethics set forth under the caption “Code of Conduct and Ethics” in Item 1 of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          Pursuant to Instruction G(3) to Form 10-K, information concerning executive compensation and related matters set forth under the headings entitled, “Directors’ Fees and Other Arrangements”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Common Stock Ownership of Officers, Directors and Significant Shareholders

          Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management and others set forth under the heading entitled “Common Stock Ownership of Officers, Directors and Significant Shareholders” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

          Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2003:

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	2,231,572 (1)	$57.67	4,645,651 (2)
Equity compensation plans not approved by security holders	3,947,323 (3)	$52.27	1,021,410 (4)

Total	6,178,895		5,667,061

(1)  Includes options to purchase 923,661 shares of Company stock under the shareholder-approved 1995 American Standard Companies Inc. Stock Incentive Plan (the “1995 Stock Incentive Plan”); also includes options to purchase 1,307,911 shares under the shareholder-approved 2002 American Standard Companies Inc. Omnibus Incentive Plan (the “2002 Omnibus Plan”) which replaced the 1995 Stock Incentive Plan.

(2)  Includes 4,186,237 shares available for issuance under the 2002 Omnibus Plan. In addition to options, warrants or rights, the 2002 Omnibus Plan also provides for not more than 825,000 awards that may be issued in the form of restricted stock or restricted units. Also includes 459,414 shares available for issuance under the American Standard Companies Inc. Employee Stock Purchase Plan.

(3)  Includes options to purchase 3,788,668 shares under the 1995 Stock Incentive Plan; 11,956 share equivalents credited to participants’ accounts under the American Standard Companies Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”); and 146,699 share equivalents credited to participants’ accounts under the American Standard Inc. Supplemental Savings Plan (the “Supplemental Savings Plan”). Descriptions of the material features of the 1995 Stock Incentive Plan, the Deferred Compensation Plan and the Supplemental Savings Plan appear below.

(4)  Includes 988,044 shares remaining available for issuance under the Deferred Compensation Plan; and 33,366 shares remaining available for issuance under the American Standard Companies Inc. Supplemental Compensation for Outside Directors (the “Directors’ Plan”). A description of the material features of the Directors’ Plan appears below.

          1995 Stock Incentive Plan

          The 1995 Stock Incentive Plan was approved by the Company’s shareholders in 1995, with 7,604,475 shares authorized for issuance under the Plan. Under the 1995 Stock Incentive Plan, awards may be granted to officers and other key executives and employees, in the form of incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted units. Non-employee directors are eligible to receive awards other than incentive stock options. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. Options awarded under the Plan generally vest ratably over three years. In the event of a change of control of the Company, any outstanding stock options will become immediately exercisable and may be cashed out at the discretion of the participant, and the restricted period will lapse as to any outstanding restricted stock or restricted units.

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

          Deferred Compensation Plan

          The Deferred Compensation Plan is an unfunded plan under which certain executive employees may defer receipt of all or part of long-term incentive awards and annual incentive awards and portions of base salary and commissions. Non-employee directors are also eligible to defer annual retainer and meeting fees. Participants may choose to invest their deferrals into either share equivalents of Company stock or an interest-bearing cash account. Should the participant choose to defer into share equivalents, allocations to the share account are based on the fair market value of the shares on the date the deferred compensation would otherwise have been paid, without a discount of any kind. At the time of the deferral, the participant chooses the date and form of distribution which can begin upon termination of employment, up to three years after termination of employment, or in a given year while still employed. Amounts deferred may be distributed earlier than scheduled upon the occurrence of certain triggering events. In the event of a change of control of the Company, all obligations under the Plan must be fully funded by the Company.

          Supplemental Savings Plan

          The Supplemental Savings Plan is an unfunded plan for the benefit of those ESOP, Savings Plan and Pension Plan participants, other than executive officers, whose ESOP, Savings-Plan and Pension-Plan-eligible compensation exceeds the limits of Section 401(a)(17) of the Internal Revenue Code. Participants in the ESOP and Savings Plan are credited annually with share equivalents of American Standard stock in an amount that is meant to roughly compensate them for employer contributions to the Employee Stock Ownership and Savings Plan(s) which are lost due to the limits of Section 401(a)(17). Participants in the Pension Plan are credited annually with cash in an amount intended to compensate them for employer contributions to the Pension Plan which are lost due to the limits of Section 401(a)(17). The cash contributions earn interest at the same rate used to credit cash balances in the Pension Plan. In determining contributions credited under the Supplemental Savings Plan, only compensation up to $235,000 is considered. In order to receive a Plan allocation for a given year, participants must be employed with the Company on December 31 of such year. For participants who are hired on or after January 1, 2004, there is a three year vesting requirement under the Plan. Upon termination of employment participants receive a distribution from the Plan, in shares with respect to their vested share account balances and in cash with respect to their vested cash account balances. The Plan is designed as a parallel excess plan within the meaning of the New York Stock Exchange rules regarding shareholder approval of equity compensation plans. Shares are available for issuance under the Plan as needed in connection with the operation of the ESOP and the Savings Plan.

          Directors’ Plan

          The Directors’ Plan is intended to promote an equity interest in the Company by its non-employee directors. Under the terms of the Directors’ Plan, each non-employee director, upon initial election to the Board, is allocated $100,000 worth of Company stock, based on the fair market value of the stock on the date immediately preceding the director’s election to the board, which is deposited in a grantor’s trust for the benefit of the director. An additional grant of 500 shares is made to each non-employee director’s account annually on the day before the annual shareholders meeting. These shares are distributed to the directors upon their leaving their position as director. Shares allocated to a director’s account are voted by the trustee as instructed by each director. In the event of change of control of the Company, the directors are entitled to an immediate distribution of their plan assets from the trust, which, at their option, can be in either shares or the cash value of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions set forth under the heading entitled, “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading entitled, “Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial statements and financial statement schedules

The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on the following page are incorporated herein by reference.

     3.     Exhibits

The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed a Current Report on Form 8-K dated October 15, 2003, and furnishing information under Items 9 and 12. This Form 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter ended September 30, 2003.

During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated January 26, 2004, and furnishing information under Items 9 and 12. This Form 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter and year ended December 31, 2003.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
COVERED BY
REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Page No.

1. Financial Statements:
Consolidated Balance Sheet at December 31, 2003 and 2002	44
Years ended December 31, 2003, 2002 and 2001:
Consolidated Statement of Income	43
Consolidated Statement of Cash Flows	45
Consolidated Statement of Shareholders’ Equity (Deficit)	46
Notes to Financial Statements	47
Segment Data	19, 67-69
Quarterly Data (Unaudited)	77
Report of Independent Auditors	42
2. Report of Independent Auditors on Financial Statement Schedules	90
3. Financial statement schedules, years ended December 31, 2003, 2002, and 2001
I Condensed Financial Information of Registrant	91
II Valuation and Qualifying Accounts	94

          All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(Item 15(a)3 - Exhibits Required by Item 601
of Regulation S-K and Additional Exhibits)

(The Commission File Number of American Standard Companies Inc. (formerly ASI Holding Corporation), the Registrant (sometimes hereinafter referred to as “Holding”), and for all Exhibits incorporated by reference, is 1-11415, except those Exhibits incorporated by reference in filings made by American Standard Inc. (the “Company”) the Commission File Number of which is 33-64450. Prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding’s Commission File Number was 33-23070.)

3.1	Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) in Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

3.2	Amended and Restated By-laws of Holding; previously filed as Exhibit (3)(ii) in Holding’s Form 10–K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.1	Form of Common Stock Certificate previously filed as Exhibit (4)(i) to Holding's Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

4.2	Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4(iii) to the Company’s Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

4.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the “Resigning Trustee”) and Wilmington Trust Company (the “Successor Trustee”) relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4) (ii) above; previously filed as Exhibit (4) (ii) to Registration Statement No. 33-64450 of the Company, filed June 16, 1993, and herein incorporated by reference.

4.4	First Supplemental Indenture, dated as of February 1, 2000 among the Company, Holding and Wilmington Trust Company, as Trustee, previously filed as Exhibit (4)(iv) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.5	Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York; filed as Exhibit (4) (i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.

4.6	Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; previously filed as Exhibit 4.1 in Holding’s Form 10- Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.7	First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company’s 7.375% Senior Notes due 2008, guaranteed by Holding; previously filed as Exhibit (4)(xi) in Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

4.8	Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company’s 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) in Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

4.9	Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7-3/8% Senior Notes due 2005;

previously filed as Exhibit 4.2 in Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.10	Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due; previously filed as Exhibit (4)(x) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.11	Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009; previously filed as Exhibit (4)(xi) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.12	Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006; previously filed as Exhibit (4)(xii) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.13	Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4) (xxv) to Holding’s Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

4.14	Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between American Standard Companies Inc. and The Bank of New York, as Rights Agent; previously filed as Exhibit (1)(a) in Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20 2003, and herein incorporated by reference.

4.15	Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) in Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.

4.16	Amendment No. 3 to Rights Agreement dated August 20, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) in Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.

10.1*	Amended and Restated Employment Agreement of Frederic M. Poses dated as of February 7, 2002; previously filed as Exhibit (10)(iii) in Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.2*	Employment Agreement of J. Paul McGrath dated December 17, 1999; previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.3*	Employment Agreement of G. Peter D’Aloia dated December 3, 1999; previously filed as Exhibit (10)(iv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.4*	Employment Agreement of Lawrence B. Costello dated May 1, 2000; previously filed as Exhibit (10)(vi) in Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.5*	Employment Agreement of Marc Olivié dated March 2, 2001 and revised March 19, 2001; previously filed as Exhibit (10)(vii) in Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.6*	Separation Letter between Marc Olivié and American Standard Companies Inc. dated January 13, 2004, filed herewith.

10.7*	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002; previously filed as Exhibit (10)(viii) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.8*	American Standard Companies Inc. Long-Term Incentive Compensation Plan, as amended and restated as of May 3, 2001; previously filed as Exhibit (10)(x) in Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.9*	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan (As Amended and Restated in its Entirety As of July 10, 2003), filed herewith.

10.10*	American Standard Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through July 10, 2003, filed herewith.

10.11*	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors (as amended and restated effective February 5, 2004), filed herewith.

10.12*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, Amended and Restated as of October 2, 2003, filed herewith.

10.13*	American Standard Companies Inc. Corporate Officer Severance Plan (Amended and Restated as of July 10, 2003), filed herewith.

10.14*	American Standard Companies Inc. Deferred Compensation Plan (As Amended and Restated as of January 1, 2004), filed herewith.

10.15*	American Standard Companies Inc. Stock Incentive Plan, as amended through December 7, 2000; previously filed as Exhibit (10)(xiv) to Holding’s Form 10 –K for the year ended December 31, 2000, and herein incorporated by reference.

10.16*	Addendum to Stock Incentive Plan referred to in Exhibit (10) (xvi) above to comply with local regulations in the United Kingdom with respect to options granted in that country; previously filed as Exhibit (10)(xii) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

10.17*	Addendum to Stock Incentive Plan referred to in Exhibit (10) (xvi) above to comply with local regulations in France with respect to options granted in that country; previously filed as Exhibit (10)(xiii) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

10.18*	Second Addendum for French Participants to Stock Incentive Plan referred to in governing options granted to participants in France on or after May 16, 2001, previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.19*	American Standard Companies Inc. 2002 Omnibus Incentive Plan; previously filed as Exhibit (10) in Holding’s Form 10-Q for the quarter ended March 31, 2002, and herein incorporated by reference.

10.20*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in France, previously filed as Exhibit (10)(xxi) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.21*	American Standard Inc. Supplemental Savings Plan (As Amended and Restated as of January 1, 2004), filed herewith.

10.22	Form of Indemnification Agreement; previously filed as Exhibit (10) (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

10.23	Share Purchase Agreement dated February 2,1999 among Blue Circle Industries PLC; Blue Circle Bathrooms Limited; Blue Circle Home Products BV; Blue Circle Home Products Beteiligungs-GmbH and Ideal Standard Limited; Ideal Standard S.r.l.; WABCO Standard GmbH and U.S. Plumbing Products Inc.; Ideal Standard IBV Limited; WABCO Standard Export Inc.; previously filed as Exhibit 2 in Holding’s Form 8-K, dated December 22, 1998, filed February 12, 1999, and herein incorporated by reference.

10.24	Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., certain subsidiaries of Holding and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent, Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; previously filed as Exhibit (10)(i) to Holdings’ Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.

10.25	First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J. P. Morgan Europe Limited, as London Agent and as Belgian Agent; previously filed as Exhibit (10)(i) in Holding’s Form 10 –Q for the quarter ended September 30, 2002, and herein incorporated by reference.

10.26	Amendment and Restatement Agreement dated as of November 5, 2002, in respect of the 364-Day Credit Agreement, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, JP Morgan Chase Bank, as Administrative Agent and Swingline Lender; Bank of America, N.A., Citibank, N.A. and Lloyds TSB Bank PLC as Syndication Agents; ABN AMRO Bank N.V., Barclays Bank PLC, and Societe Generale, as Co-Syndication Agents; and J. P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner; previously filed as Exhibit (10)(ii) in Holding’s Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.

12	Ratio of Earnings to Fixed Charges.

21	Listing of Holding’s subsidiaries.

23	Consent of Ernst & Young LLP.

24.1	Power of Attorney for Frederic M. Poses.

24.2	Power of Attorney (Steven E. Anderson, Jared L. Cohon, Steven F. Goldstone, Edward E. Hagenlocker, Ruth Ann Marshall, James F. Hardymon, and Roger W. Parsons).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

By: /s/ FREDERIC M. POSES

(Frederic M. Poses)
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

March 3, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ FREDERIC M. POSES

(Frederic M. Poses)	Chairman and Chief Executive Officer; Director
(Principal Executive Officer)

/s/ G. PETER D’ALOIA

(G. Peter D’Aloia)	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ RICHARD S. PARADISE

(Richard S. Paradise)	Vice President and Controller
(Principal Accounting Officer)

*

(Steven E. Anderson)	Director

*

(Jared L. Cohon)	Director

*

(Steven F. Goldstone)	Director

*

(Edward E. Hagenlocker)	Director

*

(James F. Hardymon)	Director

*

(Ruth Ann Marshall)	Director

*

(Roger W. Parsons)	Director

*By /s/ J. PAUL MCGRATH

J. Paul McGrath
Attorney-in-fact

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

          We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 23, 2004. Our audits also included the financial statement schedules listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, New York
January 23, 2004

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME (Parent Company Separately)
(Dollars in millions)

	Year Ended December 31,

	2003	2002	2001

Equity in net income of subsidiaries	$405.2	$371.0	$295.0

Net income	$405.2	$371.0	$295.0

See notes to financial statements.

BALANCE SHEET (Parent Company Separately)
(Dollars in millions)

	December 31,

	2003	2002

ASSETS
Cash	$.1
Investment in subsidiaries	1,441.1	$860.2

Total assets	$1,441.2	$860.2

LIABILITIES
Loans payable to subsidiaries	$727.4	$630.4
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized:
issued and outstanding, 72,638,326 shares in 2003; 72,613,736 shares in 2002	.7	.7
Capital surplus	755.5	724.4
Unearned compensation	(.7)	(2.3)
Treasury stock	(584.3)	(534.6)
Retained earnings	833.2	428.0
Accumulated other comprehensive income:
Foreign currency translation effects	(204.5)	(309.2)
Deferred loss on hedge contracts, net of tax	7.1	(2.0)
Minimum pension liability adjustment, net of tax	(93.2)	(75.2)

Total shareholders’ equity	713.8	229.8

Total liabilities and shareholders’ equity	$1,441.2	$860.2

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENT OF CASH FLOWS (Parent Company Separately)
(Dollars in millions)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$405.2	$371.0	$295.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(405.2)	(371.0)	(295.0)
Changes in:
Accounts receivable		.5	.6
Accounts payable and accruals		—	(.4)

Net cash flow from operating activities	—	.5	.2

Cash provided (used) by investing activities:
Investment in subsidiaries	—	—	—

Net cash provided (used) by investing activities	—	—	—

Cash provided (used) by financing activities:
Purchases of treasury stock	(149.5)	(141.1)	(116.5)
Purchase of warrants	—	—	(35.2)
Proceeds from exercise of stock options	54.9	56.1	96.9
Loan from subsidiary	87.7	77.2	47.4
Other	7.0	7.3	7.1

Net cash provided (used) by financing activities	.1	(.5)	(.3)

Net change in cash and cash equivalents	.1	—	(.1)
Cash and cash equivalents beginning of year	—	—	.1

Cash and cash equivalents end of year	$.1	$—	$—

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION
OF REGISTRANT–(Continued)

NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

(A)	The notes to the consolidated financial statements of American Standard Companies Inc. (the “Parent Company”) are an integral part of these condensed financial statements.

(B)	The Parent Company owns 100% of the outstanding shares of common stock American Standard Inc. and 100% of the shares of common stock of American Standard International Inc.

(C)	The Company’s Board of Directors has approved plans to purchase shares of the Company’s common stock to offset the dilutive effect of issuing shares of common stock pursuant to the Company’s stock option plan and other incentive and benefit plans funded with shares of stock. As of December 31, 2003, the unexpended authorization was $313 million. The Company purchased 2,001,800 shares in 2003 for $152 million, 2,075,200 shares in 2002 for $141 million, 1,921,050 shares in 2001 for $117 million and 6,152,950 shares in prior years for $227 million. The Company plans to increase its purchases of shares in 2004 under this program to about $250 million.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002, and 2001
(Dollars in thousands)

						Foreign
	Balance	Additions				Currency	Balance
	Beginning	Charged to			Other	Translation	End of
Description	of Period	Income	Deductions		Changes	Effects	Period

2003:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$38,112	$25,709	$(18,420	)(A)	$(1,814)	$1,721	$45,308

2002:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$35,446	$22,524	$(8,627	)(A)	$(12,434)	$1,203	$38,112

2001:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$36,741	$17,700	$(15,804	)(A)	$(2,200)	$(991)	$35,446

(A)	Accounts charged off.