Form 10-Q
period 2004-03-31
AMERICAN STANDARD COMPANIES INC
filed 2004-04-30
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

[X]   Yes    [  ]No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

[X]   Yes    [  ]No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          Common stock, $.01 par value, outstanding at

April 22, 2004	71,686,454 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
RATIO OF EARNINGS TO FIXED CHARGES
CERTIFICATION OF THE CEO
CERTIFICATION OF THE CFO
CERTIFICATION OF THE CEO
CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

     American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. “American Standard” or “the Company” as well as “we”, “us” and “our” will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three months ended
	March 31,
	2004	2003
Sales	$2,185.0	$1,950.6

Costs and expenses:
Cost of sales	1,604.8	1,485.8
Selling and administrative expenses	420.8	324.1
Other expense	7.5	18.0
Interest expense	29.3	30.2

	2,062.4	1,858.1

Income before income taxes	122.6	92.5
Income taxes	38.0	28.7

Net income applicable to common shares	$84.6	$63.8

Net income per share:
Basic	$1.17	$.88

Diluted	$1.14	$.87

Average common shares outstanding
Basic	72,158,123	72,141,634
Diluted	74,075,182	73,379,432

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

	March 31,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$192.3	$111.7
Accounts receivable, less allowance for doubtful accounts: Mar. 2004 - $42.7; Dec.2003 - $45.3	1,138.5	1,022.8
Inventories:
Finished products	638.3	571.8
Products in process	199.4	181.4
Raw materials	164.6	156.7
Other current assets	441.5	446.3

Total current assets	2,774.6	2,490.7
Facilities, less accumulated depreciation:
Mar. 2004 - $977.2 ; Dec. 2003 - $963.5	1,488.7	1,515.4
Goodwill, less accumulated amortization:
Mar. 2004 - $412.4; Dec. 2003 - $413.1	1,124.2	1,140.4
Capitalized software costs, less accumulated
amortization: Mar. 2004 - $214.9; Dec. 2003 - $202.6	232.6	239.3
Debt issuance costs, net of accumulated amortization:
Mar. 2004 - $24.4; Dec. 2003 - $22.4	19.2	21.2
Other assets	507.9	471.7

Total assets	$6,147.2	$5,878.7

Current liabilities:
Loans payable to banks	$162.1	$49.8
Current portion of long-term debt	2.5	2.5
Accounts payable	815.9	684.3
Accrued payrolls	279.4	294.3
Current portion of warranties	160.2	153.1
Taxes on income	139.3	136.0
Other accrued liabilities	661.8	713.5

Total current liabilities	2,221.2	2,033.5
Long-term debt	1,731.6	1,626.8
Reserve for post-retirement benefits	663.5	657.4
Warranties	204.4	202.9
Other liabilities	628.6	644.3

Total liabilities	5,449.3	5,164.9
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock $.01 par value, 200,000,000 shares authorized; shares issued and outstanding:
71,661,013 in 2004; 72,638,326 in 2003	.7	.7
Capital surplus	766.1	755.5
Unearned compensation	(0.5)	(0.7)
Treasury stock	(711.0)	(584.3)
Retained earnings	917.8	833.2
Accumulated other comprehensive income:
Foreign currency translation effects	(197.7)	(204.5)
Deferred gain on hedge contracts, net of tax	15.9	7.1
Minimum pension liability adjustment, net of tax	(93.4)	(93.2)

Total shareholders’ equity	697.9	713.8

	$6,147.2	$5,878.7

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Three months ended
	March 31,
	2004	2003
Cash provided by:
Operating Activities:
Net income	$84.6	$63.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	41.4	38.3
Amortization of capitalized software and other intangibles	21.9	19.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	(5.4)	(1.1)
Non-cash stock compensation	14.9	16.8
Other	(.3)	(1.1)
Changes in assets and liabilities:
Accounts receivable	(120.5)	(155.0)
Inventories	(96.4)	(87.9)
Accounts payable	126.1	112.0
Other accrued liabilities and taxes	(39.4)	37.2
Post-retirement benefits	13.3	11.1
Other current and long-term assets	(5.0)	(20.4)
Other long-term liabilities	3.6	6.6

Net cash provided by operating activities	38.8	39.4

Investing activities:
Purchases of property, plant and equipment	(26.4)	(29.3)
Investments in affiliated companies and other businesses	—	(10.3)
Investment in computer software	(11.7)	(11.2)
Loan to unconsolidated joint venture	(23.4)	—
Other	—	.3

Net cash used by investing activities	(61.5)	(50.5)

Financing activities:
Proceeds from issuance of long-term debt	.1	32.1
Repayments of long-term debt	(.2)	(126.2)
Net change in revolving credit facilities	113.8	174.0
Net change in other short-term debt	113.8	28.2
Purchases of treasury stock	(143.4)	(76.0)
Proceeds from exercise of stock options	12.0	4.5
Proceeds from settlement of foreign exchange forward contracts	4.7	17.1
Other	2.2	2.3

Net cash provided by financing activities	103.0	56.0

Effect of exchange rate changes on cash and cash equivalents	.3	(3.2)

Net increase in cash and cash equivalents	80.6	41.7
Cash and cash equivalents at beginning of period	111.7	96.6

Cash and cash equivalents at end of period	$192.3	$138.3

Cash interest paid	$24.2	$28.8
Cash taxes paid (received)	$30.0	$(11.4)

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2003, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2004.

Note 2. Comprehensive Income

     Total comprehensive income consisted of the following (dollars in millions):

	Three months ended
	March 31,
	2004	2003
Net income	$84.6	$63.8
Foreign currency translation effects	6.8	(11.5)
Deferred gain on hedge contracts, net of tax	8.8	1.2
Minimum pension liability adjustment	(.2)	.3

Total comprehensive income	$100.0	$53.8

Note 3. Earnings Per Share

     The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended March 31, 2004 and 2003 included 1,917,059 and 1,237,798 average incremental shares, respectively, for the assumed exercise of stock options.

Note 4. Capital Stock

     On February 5, 2004, the Board of Directors approved a three-for-one stock split, subject to shareholder approval of an amendment to the Company’s charter to increase the authorized shares of common stock from 200,000,000 shares to 560,000,000 shares at the Annual Meeting on May 4, 2004. If the amendment is approved by shareholders, the split will occur effective May 27, 2004, and therefore the split is not reflected in these financial statements.

     Following is a summary of shares issued or reacquired during the first quarter of 2004.

	Number of Shares of Common Stock
		Treasury	Net Shares
	Total Shares	Shares	Outstanding
Balance, December 31, 2003	83,919,194	(11,280,868)	72,638,326
Shares issued upon exercise of stock options	333	256,076	256,409
Stock purchased for treasury		(1,341,000)	(1,341,000)
Shares issued to ESOP		136,190	136,190
Shares issued to ESPP	105	17,388	17,493
Other shares issued or (reacquired), net		(46,405)	(46,405)

Balance, March 31, 2004	83,919,632	(12,258,619)	71,661,013

Note 5. Stock-Based Compensation

     The Company has three stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”) – which are described in Note 11 of Notes to Financial Statements in the Company’s 2003 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Nor is compensation cost recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
(Dollars in millions except per share data)	2004	2003
Net income, as reported	$84.6	$63.8
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(5.1)	(5.0)

Pro forma net income	$79.5	$58.8

Earnings per share:
Basic–as reported	$1.17	$0.88

Basic–pro forma	$1.10	$0.82

Diluted–as reported	$1.14	$0.87

Diluted–pro forma	$1.07	$0.80

     The weighted average fair values of grants made during the three months ended March 31, 2004 and 2003 were $31.55 and $20.94, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.05% in 2004 and 2.92% in 2003; volatility of 27.4% in 2004 and 28.7% in 2003; an expected average life of 5 years in 2004 and 2003; and a dividend yield of zero.

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

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $8.5 million and $8.1 million for the three months ended March 31, 2004 and 2003, respectively. Including those direct charges to expense and the warranty costs accrued for basic limited warranties (as shown in the following table, including changes to prior period accruals), total warranty expense was $40.0 million and $35.1 million for those respective periods.

     Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
(Dollars in millions)	2004	2003
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$356.0	$315.9
Warranty costs accrued	33.1	30.8
Deferred income on extended warranty contracts sold	14.9	14.4
Warranty claims settled	(25.7)	(27.9)
Amortization of deferred income on extended warranty contracts	(12.1)	(11.9)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	(1.6)	.4

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	364.6	321.7
Current portion included in current liabilities	(160.2)	(122.3)

Long-term warranty liability	$204.4	$199.4

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $41 million as of March 31, 2004, extending from 2004 to 2021, under long-term contracts related to its air conditioning equipment and system controls. Through March 31, 2004 the Company has experienced no net losses under such energy savings guarantees and considers the probability of losses to be unlikely. We also guarantee debt of third parties in the amount of $4 million as of March 31, 2004.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 9 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $49 million Euro-denominated credit facility and $37 million of Euro-denominated Senior Bonds (both at March 31, 2004 exchange rates).

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

     Through March 31, 2004, there have been 141,393 claims filed against the Company. At March 31, 2004, there were 116,744 pending claims, compared with 114,583 at the end of 2003, and 95,031 and 50,828 at the end of 2002 and 2001, respectively, reflecting updated numbers for all prior periods. Since receipt of its first asbestos claim more than fifteen years ago, through March 31, 2004, the Company has resolved 24,649 claims, and settlements of $39.7 million have been made, for an average payment per claim of $1,609. These settlement payments have been paid or reimbursed or are expected to be reimbursed by insurance.

     The Company has recorded an obligation of $66 million as of March 31, 2004, that represents the Company’s estimated payments to claimants associated with pending asbestos claims. It also has recorded a related asset of $42 million that represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

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

Note 7. Effect of Other Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 5 of Notes to Financial Statements. For the interim period disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 8 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans, interim periods and certain other matters are not effective until mid-2004. For a discussion of the impact of FASB Staff Position No. 106-1 (SFAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003, see Note 8 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had little or no immediate effect on the Company. Those statements included No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which became effective for the Company in the first quarter of 2004, had no impact.

Note 8. Post-retirement Benefits

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

     Post-retirement pension, health and life insurance costs had the following components:

	Three Months Ended March 31,
	2004	2004	2003	2003
		Health &		Health &
	Pension	Life Ins.	Pension	Life Ins.
(Dollars in millions)	Benefits	Benefits	Benefits	Benefits
Service cost-benefits earned during the period	$12.5	$2.5	$10.8	$2.0
Interest cost on the projected benefit obligation	21.2	4.8	17.7	4.3
Less assumed return on plan assets	(15.4)	—	(12.3)	—
Amortization of prior service cost	1.6	(1.1)	1.5	(1.2)
Amortization of net loss	3.3	2.1	1.5	1.2

Defined benefit plan cost	$23.2	$8.3	$19.2	$6.3

Accretion expense reflected in “Other expense”	$5.8	$4.8	$5.4	$4.3

     Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

     The Company expects to contribute $50 million to the domestic pension plans in the third quarter of 2004.

Note 9. Supplemental Consolidating Condensed Financial Information

     All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the three months ended March 31, 2004 and 2003, and balance sheets as of March 31, 2004 and December 31, 2003 for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales		$1,094.4	$1,203.2	$(112.6)	$2,185.0

Costs and expenses:
Cost of sales		814.5	902.9	(112.6)	1,604.8
Selling and administrative expenses		222.6	198.2		420.8
Other (income) expense		8.2	(0.7)		7.5
Interest expense		25.8	3.5		29.3
Intercompany interest expense (income)		1.6	(1.6)		–

Total expenses		1,072.7	1,102.3	(112.6)	2,062.4

Income before income taxes and equity in net income of consolidated subsidiaries		21.7	100.9	–	122.6
Income taxes		8.6	29.4		38.0

Income before equity in net income of consolidated subsidiaries		13.1	71.5	–	84.6
Equity in net income of consolidated subsidiaries	$84.6			(84.6)	–

Net income	$84.6	$13.1	$71.5	$(84.6)	$84.6

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$.5	$1.9	$189.9		$192.3
Accounts receivable, net		461.3	677.2		1,138.5
Inventories		472.0	530.3		1,002.3
Other current assets		300.2	141.3		441.5

Total current assets	.5	1,235.4	1,538.7		2,774.6
Facilities, net		567.4	921.3		1,488.7
Goodwill, net		107.1	1,017.1		1,124.2
Investment in subsidiaries	1,558.2	—	—	$(1,558.2)	—
Other assets		517.0	242.7		759.7

Total assets	$1,558.7	$2,426.9	$3,719.8	$(1,558.2)	$6,147.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$75.0	$87.1		$162.1
Current maturities of long-term debt		1.5	1.0		2.5
Other current liabilities		959.7	1,096.9		2,056.6

Total current liabilities		1,036.2	1,185.0		2,221.2
Long-term debt		1,603.7	127.9		1,731.6
Reserve for postretirement benefits		341.6	321.9		663.5
Intercompany accounts, net	$860.8	123.9	(984.7)		—
Other long-term liabilities		466.9	366.1		833.0

Total liabilities	860.8	3,572.3	1,016.2	$–	5,449.3

Total shareholders’ (deficit) equity	697.9	(1,145.4)	2,703.6	(1,558.2)	697.9

Total liabilities and shareholders’ equity	$1,558.7	$2,426.9	$3,719.8	$(1,558.2)	$6,147.2

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Cash provided by:
Operating activities:
Net income	$84.6	$13.1	$71.5	$(84.6)	$84.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		23.9	39.4		63.3
Equity in earnings of unconsolidated joint ventures, net of dividends received		(3.5)	(1.9)		(5.4)
Non-cash stock compensation		14.9			14.9
Equity in net income of subsidiaries	(84.6)			84.6	—
Other		(.3)			(.3)
Changes in assets and liabilities:
Accounts receivable		19.6	(140.1)		(120.5)
Inventories		(49.4)	(47.0)		(96.4)
Accounts payable		82.0	44.1		126.1
Other accrued liabilities and taxes		19.7	(59.1)		(39.4)
Post-retirement benefits		11.4	1.9		13.3
Other current and long-term assets		5.2	(10.2)		(5.0)
Other long-term liabilities		.1	3.5		3.6

Net cash provided by operating activities	—	136.7	(97.9)	—	38.8

Investing activities:
Purchase of property, plant and equipment		(9.2)	(17.2)		(26.4)
Investments in computer software		(6.6)	(5.1)		(11.7)
Loan to unconsolidated joint venture		(23.4)			(23.4)

Net cash used by investing activities	—	(39.2)	(22.3)	—	(61.5)

Financing activities:
Proceeds from issuance of long-term debt			.1		.1
Repayments of long-term debt			(.2)		(.2)
Net change in revolving credit facilities		119.0	(5.2)		113.8
Net change in other short-term debt		75.0	38.8		113.8
Purchases of treasury stock	(143.4)				(143.4)
Net change in intercompany accounts	130.3	(224.6)	94.3		—
Proceeds from exercise of stock options	12.0				12.0
Proceeds from settlement of foreign exchange forward contracts		4.7			4.7
Other	1.5	.7			2.2

Net cash provided (used) by financing activities	.4	(25.2)	127.8	—	103.0

Effect of exchange rate changes on cash and cash equivalents			.3		.3

Net increase in cash and cash equivalents	.4	72.3	7.9	—	80.6

Cash and cash equivalents a beginning of period	.1	(70.4)	182.0		111.7

Cash and cash equivalents at end of period	$.5	$1.9	$189.9	$—	$192.3

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales		$1,034.7	$1,017.5	$(101.6)	$1,950.6

Costs and expenses:
Cost of sales		805.4	782.0	(101.6)	1,485.8
Selling and administrative expenses		181.6	142.5		324.1
Other expense		.5	17.5		18.0
Interest expense		27.6	2.6		30.2
Intercompany interest expense (income)		3.1	(3.1)		—

Total expenses		1,018.2	941.5	(101.6)	1,858.1

Income before income taxes and equity in net income of consolidated subsidiaries		16.5	76.0	—	92.5
Income taxes		5.5	23.2		28.7

Income before equity in net income of consolidated subsidiaries		11.0	52.8	—	63.8
Equity in net income of consolidated subsidiaries	$63.8			(63.8)	—

Net income	$63.8	$11.0	$52.8	$(63.8)	$63.8

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Cash provided (used) by:
Operating activities:
Net income	$63.8	$11.0	$52.8	$(63.8)	$63.8
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		23.8	33.6		57.4
Equity in earnings of unconsolidated joint ventures, net of dividends received			(1.1)		(1.1)
Non-cash stock compensation		16.8			16.8
Equity in net income of subsidiaries	(63.8)			63.8	—
Other		(1.5)	.4		(1.1)
Changes in assets and liabilities:
Accounts receivable		(7.0)	(148.0)		(155.0)
Inventories		(51.9)	(36.0)		(87.9)
Accounts payable		63.7	48.3		112.0
Other accrued liabilities and taxes		(16.0)	53.2		37.2
Post-retirement benefits		10.4	.7		11.1
Other assets		(12.9)	(7.5)		(20.4)
Other long-term liabilities		(2.2)	8.8		6.6

Net cash provided by operating activities	—	34.2	5.2	—	39.4

Investing activities:
Purchase of property, plant and equipment		(11.6)	(17.7)		(29.3)
Investments in affiliated companies and other businesses			(10.3)		(10.3)
Investments in computer software		(5.9)	(5.3)		(11.2)
Other			.3		.3

Net cash used by investing activities	—	(17.5)	(33.0)	—	(50.5)

Financing activities:
Proceeds from issuance of long-term debt			32.1		32.1
Repayments of long-term debt		(125.2)	(1.0)		(126.2)
Net change in revolving credit facilities		177.5	(3.5)		174.0
Net change in other short-term debt		25.0	3.2		28.2
Purchases of treasury stock	(76.0)				(76.0)
Net change in intercompany accounts	70.3	(78.3)	8.0		—
Proceeds from exercise of stock options	4.5				4.5
Proceeds from settlement of foreign exchange forward contracts		17.1			17.1
Other	1.5	.8			2.3

Net cash provided (used) by financing activities	.3	16.9	38.8	—	56.0

Effect of exchange rate changes on cash and cash equivalents			(3.2)		(3.2)

Net increase (decrease) in cash and cash equivalents	.3	33.6	7.8	—	41.7

Cash and cash equivalents a beginning of period		(22.9)	119.5		96.6

Cash and cash equivalents at end of period	$.3	$10.7	$127.3	$—	$138.3

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2003

			Other		Consoli-
	Parent		Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	iaries	ations	Total
ASSETS
Current assets:
Cash and cash equivalents	$.1	$(70.4)	$182.0		$111.7
Accounts receivable, net		481.7	541.1		1,022.8
Inventories		422.6	487.3		909.9
Other current assets		256.5	189.8		446.3

Total current assets	.1	1,090.4	1,400.2		2,490.7
Facilities, net		582.1	933.3		1,515.4
Goodwill, net		137.2	1,003.2		1,140.4
Investment in subsidiaries	1,441.1	—	—	$(1,441.1)	—
Other assets		510.6	221.6		732.2

Total assets	$1,441.2	$2,320.3	$3,558.3	$(1,441.1)	$5,878.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$—	$49.8		$49.8
Current maturities of long-term debt		1.5	1.0		2.5
Other current liabilities		863.4	1,117.8		1,981.2

Total current liabilities		864.9	1,168.6		2,033.5
Long-term debt		1,489.2	137.6		1,626.8
Reserve for post-retirement benefits		326.4	331.0		657.4
Intercompany accounts, net	$727.4	251.4	(978.8)		—
Other long-term liabilities		481.5	365.7		847.2

Total liabilities	727.4	3,413.4	1,024.1	$—	5,164.9

Total shareholders’ equity (deficit)	713.8	(1,093.1)	2,534.2	(1,441.1)	713.8

Total liabilities and shareholders’ equity (deficit)	$1,441.2	$2,320.3	$3,558.3	$(1,441.1)	$5,878.7

Note 10. Segment Data

Summary Segment and Income Statement Data
Dollars in millions
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Sales:
Air Conditioning Systems and Services	$1,163.3	$1,083.7
Bath and Kitchen	601.4	542.9
Vehicle Control Systems	420.3	324.0

Total sales	$2,185.0	$1,950.6

Segment income:
Air Conditioning Systems and Services	$93.0	$83.0
Bath and Kitchen	50.3	35.1
Vehicle Control Systems	58.9	46.7

Total segment income	202.2	164.8
Equity in net income of unconsolidated joint ventures	6.5	4.5

	208.7	169.3
Interest expense	29.3	30.2
Corporate and other expenses	56.8	46.6

Income before income taxes	122.6	92.5
Income taxes	38.0	28.7

	$84.6	$63.8

     For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We achieved record first-quarter sales, segment income, net income and earnings per diluted share in the first quarter of 2004. Earnings were $1.14 per diluted share, up 31% from $0.87 per diluted share a year ago. Sales were $2.185 billion, up 12% from $1.951 billion a year ago. Net income rose to $84.6 million from $63.8 million, up 33%. All three business segments contributed to the gains, which were aided by favorable foreign translation effects. We achieved those results in an economic environment that we believe improved overall, although tentatively, but still lagged in some important markets. The North American market for commercial applied air conditioning equipment remained weak. We continued to face weak economic conditions in Europe, which restrained our air conditioning, bath and kitchen and vehicle controls aftermarket businesses there. The U.S. economy appeared to strengthen, which helped our U.S. residential air conditioning and bath and kitchen businesses. Demand for commercial unitary air conditioning in the U.S. also improved. Truck manufacturing in Europe and North America was strong. Segment income for the first quarter of 2004 was $202.2 million, an increase of 23%, from strong improvements in all segments, aided by favorable foreign exchange translation effects. Excluding favorable foreign exchange translation effects, segment income for the quarter increased 14% over the 2003 quarter. The income tax provision for 2004 reflected an estimated effective annual income tax rate of 31%, the same as the 2003 rate.

     The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 10 of Notes to Financial Statements. Year-over-year changes in segment sales and segment income and, in certain cases, segment operating margins, for 2004 compared with 2003 are presented both with and without the effects of foreign exchange translation. Presenting results of operations excluding certain recorded amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them in understanding past financial performance and prospects for the future. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting the analysis in this manner is also useful to shareholders in understanding the core business segment operating results and trends. Approximately half of our business is outside the U.S., therefore changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Management consistently analyzes sales, segment income and segment operating margins with and without the effects of foreign exchange translation and believes these comparisons are useful to shareholders. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. These additional measurements are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

     Following is an analysis of changes in total sales, segment income and operating margin for the Company for the first quarter of 2004 compared with the first quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2004
					Excluding foreign
	Three Months				exchange translation
	Ended
	March 31		Percentage		2004
	2003	2004	Change		Adjusted	Percentage change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$1,950.6	$2,185.0	12%		$2,062.0	6%
Segment income	$164.8	$202.2	23%		$188.4	14%
Segment operating margin	8.4%	9.3%	0.9	pts.	9.1%	0.7	pts.

     Sales in the first quarter of 2004 were $2.185 billion, an increase of 12% (6% excluding favorable foreign exchange translation effects) from $1.951 billion in the first quarter of 2003. Sales increased 7% for Air Conditioning Systems and Services, 11% for Bath and Kitchen and 30% for Vehicle Control Systems.

     Segment income was $202.2 million for the first quarter of 2004, an increase of 23% (14% excluding favorable foreign exchange translation effects) from $164.8 million in the first quarter of 2003. Segment income increased 12% for Air Conditioning Systems and Services, 43% for Bath and Kitchen and 26% for Vehicle Control Systems.

     Following is an analysis of changes in sales, segment income and operating margin for Air Conditioning Systems and Services for the first quarter of 2004 compared with the first quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2004
					Excluding foreign
	Three Months				exchange translation
	Ended
	March 31		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$1,083.7	$1,163.3	7%		$1,140.9	5%
Segment income	$83.0	$93.0	12%		$92.6	12%
Segment operating margin	7.7%	8.0%	0.3	pts.	8.1%	0.4	pts.

     Sales of Air Conditioning Systems and Services increased 7% (5% excluding favorable foreign exchange translation effects) to $1.163 billion for the first quarter of 2004 from $1.084 billion for the first quarter of 2003. This increase resulted primarily from continued strength in residential product sales, improvements in commercial unitary and international markets, and continuing growth in the parts, services and solutions business. Those positives were partly offset by lower sales in the North American and European applied equipment market, which continued to be weak and price competitive.

     The commercial equipment market in the U.S. was up overall an estimated 5% in the quarter, based upon preliminary data published by ARI (Air-Conditioning & Refrigeration Institute for commercial unitary markets and our own estimates for applied markets), following full year decreases of 4% in 2003, 11% in 2002, and 8% in 2001. The 3-year period 2001 through 2003 experienced a cumulative decline of 21%, in an industry that services virtually all sectors of the economy. In the first quarter of 2004, there were some pockets of strength, including office buildings, hospitals, and the public sector. Internationally, markets in Europe were weak, while the Middle East experienced some market growth. In Asia, the Chinese market continued to grow while the Asia/Pacific region overall remains healthy. Our commercial equipment sales, which represent about 25% of total Company sales, increased 2% on a global basis (declined 1% excluding foreign exchange translation effects). Improvements in our commercial unitary product line, which was up 8% (6% excluding foreign exchange translation effects), helped offset weakness in the European equipment market and the applied equipment market in the U.S. In the applied business, we did not pursue low-margin business and therefore sacrificed some share in the quarter. The increasing demand for unitary products in the U.S. has also led to better pricing. Several companies in the industry, including us, have announced price increases in the range of 2% to 3% on both unitary and applied equipment, beginning in the second quarter. These increases may help to offset some of the raw material cost escalations we are experiencing. Using orders as a barometer of our future business, we continued to experience an uneven domestic order pattern, as orders were up 2% versus the prior year, following a fourth quarter decrease of 5%. Internationally, orders were up 10% in the first quarter, on top of more than 20% order growth in the first quarter of 2003. We ended the quarter with a backlog of $642 million, down modestly from the first quarter of last year and 4% ahead of fourth quarter levels, both excluding foreign exchange effects.

     Global sales in our parts, services and solutions business grew 11% (8% excluding foreign exchange translation effects) in the first quarter, in line with our expectations both for 2004 and for the long term, and somewhat stronger than the 5% growth we experienced in 2003.

     Sales of our residential products continued to grow strongly—up 11% on top of a 12% increase in the first quarter of last year. We continue to outperform the domestic residential unitary market, which we estimate was up 2 to 3% for the first quarter of this year, and the furnace market in the U.S. grew an estimated 9% in the quarter (based upon preliminary ARI data for residential unitary and GAMA — Gas Appliance Manufacturers Association — data for furnaces). Our distributors experienced strong sell-through of our products to dealers in the quarter, resulting in their inventory levels remaining low versus historical levels. In addition, combined factory and distributor inventory levels ended the first quarter approximately even with the average levels since 1992, even though the market has grown substantially. In the marketplace, consumers continue to look for reliability and efficiency options. Our high-efficiency product lines capitalize on this demand. Trane and American Standard high efficiency units offer consumers significant energy cost savings and we enjoyed favorable product mix in the quarter as furnaces, split units and air handler sales shifted from lower to higher-efficiency products. We further strengthened our residential distribution as we continued to upgrade our current dealer network, sign up new dealers, and grow the Home Depot referral program. Sales through the Home Depot program continue to gain momentum, growing 45% in the quarter, and represent less than 5% of our total residential sales. Our overall share position in residential air conditioning products grew in the quarter, and we are on track to meet our annual goal of a one-half percentage point share increase.

     Segment income of Air Conditioning Systems and Services increased 12% (with little effect from foreign exchange translation) to $93.0 million in the first quarter of 2004 from $83.0 million in the first quarter of 2003. Margins were 8.0% in the first quarter of 2004, compared with 7.7% for the first quarter of 2003 and up 40 basis points excluding foreign exchange translation effects. We continued to achieve strong results from our productivity initiatives, which offset cost escalations. Volume and mix performance more than offset price deterioration in our applied commercial equipment business.

     Following is an analysis of changes in sales, segment income and operating margin for Bath and Kitchen for the first quarter of 2004 compared with the first quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2004
					Excluding foreign
	Three Months				exchange translation
	Ended
	March 31		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$542.9	$601.4	11%		$556.2	2%
Segment income	$35.1	$50.3	43%		$45.2	29%
Segment operating margin	6.5%	8.4%	1.9	pts.	8.1%	1.6	pts.

     Sales of Bath and Kitchen increased 11% (2% excluding favorable foreign exchange translation effects) to $601.4 million in the first quarter of 2004, from $542.9 million in the first quarter of 2003. The increase was the result of gains in all three major geographic areas in which Bath and Kitchen operates. In Europe, our sales grew 18% (3% excluding favorable foreign exchange translation effects) in markets that were flat. We are continuing to reinforce our strong market positions across the continent. In the first quarter we launched new suites, advertising and promotional campaigns in France, Italy, the U.K., and Eastern Europe. In the Americas, first quarter sales were up 2% (1% excluding foreign exchange translation effects) on top of a 9% increase (10% excluding foreign exchange translation effects) in the first quarter of last year. First quarter results benefited from strong introductory sales of our new Champion toilet and the continued success of our luxury faucet program, both of which also contributed to margin expansion in the quarter. Champion was featured in the Home Depot catalogue, supported by in-store, direct mail marketing, and advertising programs. At Lowe’s, we rolled out a new retail suite, and the Champion has been launched in the second quarter, coinciding with our national media program. We continue to reduce emphasis on low-margin product lines, even though there may be a short-term impact on sales growth. In Asia, sales rose 18% (15% excluding favorable foreign exchange translation effects) off a small but growing base, aided by continued promotional activities surrounding our suites.

     Segment income of Bath and Kitchen increased 43% (29% excluding favorable foreign exchange translation effects) to $50.3 million for the first quarter of 2004 from $35.1 million for the 2003 first quarter. Margins increased to 8.4% in the first quarter of 2004 from 6.5% in the first quarter of 2003 (up 160 basis points excluding favorable foreign exchange translation effects), and on track to achieve the 9% target we set for the full year. Margins benefited from volume, positive mix—primarily from sales of Champion, and from the absence of the operational issues that burdened our results in the first half of last year. In addition, productivity improvements offset cost escalations and our additional investments in new products, suites and marketing programs. The improvement in margins is expected to be driven by the same things that drove better margins in the first quarter: new product introductions, better mix, and continuing productivity gains. In addition, the second quarter will benefit from our 2003 streamlining programs. As we continue to increase our marketing investment for the Champion in North America, we will continue improving this business and its margins.

     Following is an analysis of changes in sales, segment income and operating margin for Vehicle Control Systems for the first quarter of 2004 compared with the first quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2004
					Excluding foreign
	Three Months				exchange translation
	Ended
	March 31		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$324.0	$420.3	30%		$364.9	13%
Segment income	$46.7	$58.9	26%		$50.5	8%
Segment operating margin	14.4%	14.0%	-0.4	pts.	13.8%	-0.6	pts.

     Sales of Vehicle Control Systems for the first quarter of 2004 were $420.3 million, an increase of 30% (13% excluding the favorable effects of foreign exchange) from $324.0 million in the first quarter of 2003. Our strong momentum in this business continued. The improvement resulted primarily because of increased truck manufacturing in our major markets, increased content per vehicle, including new applications, and continued globalization of our technology. Sales in Europe, our largest market, increased 29% (10% excluding the favorable effects of foreign exchange), excluding sales to the North American marketing joint venture. That increase was driven by a 17% increase in sales to our truck and bus original equipment manufacturing customers, outperforming the Western European truck and bus market, which we believe grew an estimated 9% in the quarter. Total European sales were tempered by a sluggish aftermarket, which is significantly influenced by general economic conditions. Sales increased 49% in North America, outperforming the U.S. truck manufacturing market increase of 38% as we continued to penetrate the market. In Latin America, our sales also outperformed truck and bus markets in the quarter, consistent with our long-term objectives in this segment. This business continues to perform as sales are growing in truck and bus brake control and transmission control systems, trailer systems, luxury car and SUV air suspension systems.

     Segment income for Vehicle Control Systems for the first quarter of 2004 increased 26% (8% excluding favorable foreign exchange translation effects) to $58.9 million from $46.7 million in the first quarter of 2003. Segment income increased less than our sales increase as volume growth and productivity were partly offset by increased warranty expense, labor cost escalations, and additional investments we made in the business. In addition, the impact of selling to the Meritor Wabco joint venture in U.S. dollars also negatively affected income and margins. Without this foreign exchange-related affect, margins would have been flat instead of down 60 basis points. Margins decreased from 14.4% in the first quarter of 2003 to 14.0% in the first quarter of 2004, principally as a result of increased warranty expense.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures increased to $6.5 million in the first quarter of 2004 from $4.5 million in the first quarter of 2003. The increase primarily resulted from the performance of our air conditioning compressor joint venture in the U.S. and our truck brake joint venture in India. The Meritor Wabco joint venture in the U.S. did not contribute to the equity income improvement due to the adverse impact of foreign exchange on products purchased from our European operations.

     Interest expense decreased $.9 million in the first quarter of 2004 compared with the first quarter of 2003 primarily due to lower average debt balances.

     Corporate and other expenses in the first quarter of 2004 increased $10.2 million from the first quarter of 2003 due principally to realized foreign exchange transaction effects, and increased provisions for post-retirement costs, self insurance and incentive compensation. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 10 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provision for the first quarter of 2004 was $38.0 million, or 31% of pre-tax income, compared with a provision of $28.7 million, or 31% of pre-tax income in the first quarter of 2003. The effective income tax rate of 31% is the estimated effective rate for the year 2004.

Liquidity and Capital Resources

     Cash flow continues to increase. Our earnings increased and we used our working capital more effectively. Our cash flow from operations is normally low or negative in the first quarter due to the seasonality of some of our businesses. Operating activities provided net cash of $38.8 million for the first quarter of 2004, compared with net cash provided of $39.4 million for the same period of 2003. Higher net income and lower net working capital usage were essentially offset by all other changes in cash flow which represented $67 million more usage than in the first quarter of 2003. That increase was primarily attributable to higher cash tax payments in 2004 because in the first quarter of 2003 we experienced a low cash tax rate and received a refund of taxes. In addition, in 2004 we had payments of job elimination expenses accrued at the end of 2003 and higher incentive compensation payments than in 2003.

     In investing activities, we made capital expenditures of $26.4 million for the first quarter of 2004. This compared with capital expenditures of $39.6 million in the 2003 first quarter, including $10.3 million of investments in affiliated companies and other businesses. We also invested $11.7 million in computer software in the first quarter of 2004, compared with $11.2 million in the 2003 period. We also made a loan of $23.4 million to our unconsolidated Alliance Compressors joint venture in the first quarter of 2004.

     In the first quarter of 2004, the excess of cash used by investing activities over net cash provided by operating activities was $22.7 million and was funded out of cash provided by financing activities of $103 million. Financing activities consisted of net borrowings of $227.5 million, proceeds realized from the exercise of stock options of $12 million, proceeds from settlement of foreign exchange forward contracts of $4.7 million, and other miscellaneous transactions. Those were partly offset by purchases of approximately 1.3 million shares of our common stock for $143.4 million pursuant to our share repurchase program. In the first quarter of 2003 the excess of cash used by investing activities over cash provided by operating activities totaled $11.1 million and was funded by net cash provided by financing activities of $56.0 million.

Financing activities in 2003 consisted principally of net borrowings of $108.1 million, proceeds realized from the exercise of stock options, proceeds from settlement of foreign exchange forward contracts of $17.1 million, and other miscellaneous transactions, partly offset by purchases of approximately 1.1 million shares of our common stock for $76.0 million pursuant to our share repurchase program.

     We have one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. We did not renew a related 364-day, U.S. dollar revolving credit facility of $150 million when it expired on November 4, 2003, because amounts available under the five-year facility and other sources of financing available were considered sufficient for Company needs. We also have a Euro-denominated, 364-day bank credit agreement of $49 million (at March 31, 2004 exchange rates) that expires on October 31, 2004, and that was fully utilized as of March 31, 2003. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of March 31, 2004, because we have the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, we have other non-U.S. lines of credit for $22 million.

     The primary credit agreement contains various covenants that limit, among other things, indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness including preferred stock, mergers, consolidations, dissolutions and asset sales, investments or acquisitions, dividends and redemptions of capital stock, loans and advances, and certain other business activities. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. We are currently in compliance with the covenants contained in the credit agreement.

     At March 31, 2004, our total indebtedness was $1.896 billion. We had remaining borrowing capacity under our primary bank credit agreement at March 31, 2004, of $565 million after reduction for borrowings of $323 million and $112 million of outstanding letters of credit. We have $12 million available under other bank credit facilities after reduction for letters of credit usage of $10 million. In addition, we had $117 million available at March 31, 2004, under overdraft facilities that can be withdrawn by the banks at any time. In addition, we had other outstanding letters of credit issued by other banks of $51 million as of March 31, 2004.

     We believe that the amounts available from operating cash flows, funds available under our credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 will be sufficient to meet our expected operating needs and planned capital expenditures for the foreseeable future.

     Off-Balance Sheet Arrangements

     We employ several means to manage our liquidity and are not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets, we use two principal off-balance sheet techniques: operating leases and receivables financing. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. To reduce our borrowing cost, during 2002 we established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     We have commitments and performance guarantees, including energy savings guarantees totaling $41 million extending from 2004 to 2021, under long-term contracts related to our air conditioning equipment and system controls. Through March 31, 2004 we have experienced no net losses under such energy savings guarantees and consider the probability of losses to be unlikely. We also guarantee debt of third parties in the amount of $4 million as of March 31, 2004.

     We have contractual obligations for long-term debt, leases, purchase obligations, unfunded pension and post-retirement benefits and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations as of December 31, 2003, in our 2003 Annual Report on Form 10-K. There have been no material changes in those obligations since December 31, 2003.

Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of construction activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen markets and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	Additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants, the amount of insurance recovery or legislation affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and natural gas necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2004;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

     Through March 31, 2004, there have been 141,393 claims filed against the Company. At March 31, 2004, there were 116,744 pending claims, compared with 114,583 at the end of 2003, and 95,031 and 50,828 at the end of 2002 and 2001, respectively, reflecting updated numbers for all prior periods. Since receipt of its first asbestos claim more than fifteen years ago, through March 31, 2004, the Company has resolved 24,649 claims, and settlements of $39.7 million have been made, for an average payment per claim of $1,609. These settlement payments have been paid or reimbursed or are expected to be reimbursed by insurance.

     The Company has recorded an obligation of $66 million as of March 31, 2004, that represents the Company’s estimated payments to claimants associated with pending asbestos claims. It also has recorded a related asset of $42 million that represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

     The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. As of December 31, 2003, the unexpended authorization on the current program was $313,032,214. A summary of the repurchase activity for the first quarter of 2004 follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as Part	That May Yet Be
	Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
January 1-January 31	361,000	$104.60	361,000	$275,270,521
February 1-February 29	580,000	$107.12	580,000	$213,138,314
March 1-March 31	400,000	$111.10	400,000	$168,699,956

Total first quarter	1,341,000 (b)	$107.65	1,341,000

(a) As of December 31, 2003, the Company had two unexpended authorizations by the Board of Directors under its share repurchase program. The first, authorized by the Board of Directors on February 6, 2003, approved the purchase of shares in an amount not to exceed $150, 000,000 with no expiration date. The unexpended balance of $63,032,214 under that authorization as of December 31, 2003, was used to repurchase shares in the first quarter of 2004. The second, authorized by the Board on December 4, 2003, approved the purchase of shares in an amount not to exceed $250,000,000, with no expiration date. The Company intends to repurchase stock under this program in the future.

(b) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

     (b) Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated January 26, 2004, and furnished information under Items 9 and 12. This Form 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter and year ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Richard S. Paradise

Richard S. Paradise
Vice President and Controller
(Principal Accounting Officer)

April 30, 2004

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
12	Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002