Form 10-Q
period 2004-06-30
AMERICAN STANDARD COMPANIES INC
filed 2004-07-29
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

[X]   Yes   [  ]  No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

[X]   Yes   [  ]  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at July 22, 2004	213,916,180 shares

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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Matter
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
EX-3: AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION
EX-10: CORPORATE OFFICER SEVERANCE PLAN
EX-10.1: ADDENDUM TO 2002 OMNIBUS INCENTIVE PLAN
EX-10.2: ADDENDUM TO STOCK INCENTIVE PLAN
EX-10.3: SUMMARY OF EMPLOYMENT ARRANGEMENT
EX-10.4: SUMMARY OF EMPLOYMENT ARRANGEMENT
EX-12: RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$2,575.3	$2,265.0	$4,760.3	$4,215.6

Cost and expenses
Cost of sales	1,884.5	1,700.7	3,489.3	3,186.5
Selling and administrative expenses	433.4	335.1	854.3	659.2
Other expense	1.1	5.1	8.5	23.1
Interest expense	28.5	30.1	57.8	60.3

	2,347.5	2,071.0	4,409.9	3,929.1

Income before income taxes	227.8	194.0	350.4	286.5
Income taxes	68.1	60.1	106.1	88.8

Net income applicable to common shares	$159.7	$133.9	$244.3	$197.7

Net income per common share
Basic	$.75	$.62	$1.13	$.92

Diluted	$.73	$.61	$1.10	$.90

Average common shares outstanding
Basic	214,235,352	215,620,314	215,354,861	216,020,385
Diluted	220,035,235	219,623,181	221,132,378	219,879,663

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

	June 30,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$237.6	$111.7
Accounts receivable, less allowance for doubtful accounts: June 2004 - $42.0; Dec. 2003 - $45.3	1,311.8	1,022.8
Inventories:
Finished products	582.0	571.8
Products in process	194.1	181.4
Raw materials	193.9	156.7
Other current assets	501.6	446.3

Total current assets	3,021.0	2,490.7
Facilities, less accumulated depreciation: June 2004 - $1,006.9; Dec. 2003 - $963.5	1,486.0	1,515.4
Goodwill, less accumulated amortization: June 2004 - $409.9; Dec. 2003 - $413.1	1,116.5	1,140.4
Capitalized software costs, less accumulated amortization: June 2004 - $230.1; Dec. 2003 - $202.6	223.1	239.3
Debt issuance costs, net of accumulated amortization: June 2004 - $25.7; Dec. 2003 - $22.4	18.0	21.2
Other assets	505.7	471.7

Total assets	$6,370.3	$5,878.7

Current liabilities:
Loans payable to banks	$69.0	$49.8
Current portion of long-term debt	2.2	2.5
Accounts payable	874.9	684.3
Accrued payrolls	310.8	294.3
Current portion of warranties	172.0	153.1
Taxes on income	151.9	136.0
Other accrued liabilities	743.0	713.5

Total current liabilities	2,323.8	2,033.5
Long-term debt	1,742.7	1,626.8
Reserve for post-retirement benefits	669.0	657.4
Warranties	218.6	202.9
Other liabilities	631.8	644.3

Total liabilities	5,585.9	5,164.9
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock $.01 par value, 560,000,000 shares authorized; shares issued: 251,768,187 in 2004; 251,757,582 in 2003; and shares outstanding: 213,769,764 in 2004; 217,914,978 in 2003	2.5	2.5
Capital surplus	774.5	753.7
Unearned compensation	(.4)	(.7)
Treasury stock	(769.9)	(584.3)
Retained earnings	1,077.5	833.2
Accumulated other comprehensive income:
Foreign currency translation effects	(209.9)	(204.5)
Deferred gain on hedge contracts, net of tax	3.8	7.1
Minimum pension liability adjustment, net of tax	(93.7)	(93.2)

Total shareholders’ equity	784.4	713.8

	$6,370.3	$5,878.7

See accompanying notes

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,
	2004	2003
Cash provided by:
Operating activities:
Net income	$244.3	$197.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83.5	79.2
Amortization of capitalized software and other intangibles	43.6	39.8
Non-cash stock compensation	30.0	32.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	(10.5)	(3.4)
Other	(.7)	(6.9)
Changes in assets and liabilities:
Accounts receivable	(301.0)	(248.5)
Inventories	(71.6)	(87.2)
Accounts payable	193.0	148.2
Other accrued liabilities and taxes	104.1	155.2
Post-retirement benefits	19.5	20.5
Other current and long-term assets	(99.0)	(92.2)
Other long-term liabilities	21.6	10.2

Net cash provided by operating activities	256.8	244.7

Investing activities:
Purchase of property, plant and equipment	(67.2)	(61.2)
Investments in affiliated companies and other businesses	—	(22.5)
Investments in computer software	(18.5)	(19.6)
Loan to unconsolidated joint venture, net	(19.2)	—
Proceeds from sales of property, plant and equipment	9.9	0.3

Net cash used by investing activities	(95.0)	(103.0)

Financing activities:
Proceeds from issuance of long-term debt	.2	32.4
Repayments of long-term debt	(0.6)	(127.2)
Net change in revolving credit facilities	136.9	46.9
Net change in other short-term debt	21.7	27.6
Purchases of treasury stock	(222.6)	(90.6)
Proceeds from exercise of stock options	19.0	16.5
Proceeds from settlement of foreign exchange forward contracts	5.7	34.3
Other	3.7	3.6

Net cash used by financing activities	(36.0)	(56.5)

Effect of exchange rate changes on cash and cash equivalents	.1	(.8)

Net increase in cash and cash equivalents	125.9	84.4
Cash and cash equivalents at beginning of period	111.7	96.6

Cash and cash equivalents at end of period	$237.6	$181.0

Cash interest paid	55.1	61.7
Cash taxes paid	78.7	2.6

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

     Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2003, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the first half of 2004.

     All share and per-share amounts and the related shareholders’ equity accounts in the accompanying consolidated financial statements and footnotes for all periods presented reflect the three-for-one stock split that became effective on May 27, 2004 as described in Note 4.

Note 2. Comprehensive Income

     Total comprehensive income consisted of the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$159.7	$133.9	$244.3	$197.7
Foreign currency translation effects	(12.2)	65.2	(5.4)	53.7
Deferred gain (loss) on hedge contracts, net of tax	(12.0)	0.6	(3.3)	1.8
Minimum pension liability adjustment	(0.3)	(1.1)	(0.5)	(0.8)

Total comprehensive income	$135.2	$198.6	$235.1	$252.4

Note 3. Earnings Per Share

     The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended June 30, 2004 and 2003 included 5,799,883 and 4,002,867 average incremental shares, respectively, for the assumed exercise of outstanding stock options. The six-month periods ended June 30, 2004 and 2003 included 5,777,517 and 3,859,278 average incremental shares, respectively.

Note 4. Capital Stock and Stock Split

     At the Annual Meeting on May 4, 2004, shareholders approved an amendment to the Company’s charter to increase the authorized shares of common stock from 200,000,000 shares to 560,000,000 shares, enabling the Company to complete a three-for-one common stock split approved by the Board of Directors on February 5, 2004. The split became effective May 27, 2004, for holders of record as of May 18, 2004. The par value of the common stock was maintained at the pre-split amount of $0.01 per share. Accordingly, the Common Stock account in Shareholders’ Equity was increased to reflect the increased number of shares (at $0.01 per share) with a corresponding decrease in Capital Surplus for each balance sheet presented. All share and per-share amounts in the accompanying consolidated financial statements and footnotes for all periods presented reflect the stock split on a retroactive basis.

     Following is a summary of net shares outstanding and shares issued or reacquired during the first and second quarters of 2004.

	Number of Shares of Common Stock
		Treasury	Net Shares
	Total Shares	Shares	Outstanding
Balance, December 31, 2003	251,757,582	(33,842,604)	217,914,978
Shares issued upon exercise of stock options	999	768,228	769,227
Stock purchased for treasury		(4,023,000)	(4,023,000)
Shares issued to ESOP		408,570	408,570
Shares issued to ESPP	315	52,164	52,479
Other shares issued or (reacquired), net		(139,215)	(139,215)

Balance, March 31, 2004	251,758,896	(36,775,857)	214,983,039

Shares issued upon exercise of stock options	9,000	398,503	407,503
Stock purchased for treasury		(2,110,000)	(2,110,000)
Shares issued to ESOP		404,042	404,042
Shares issued to ESPP	291	73,683	73,974
Other shares issued or (reacquired), net		11,206	11,206

Balance, June 30, 2004	251,768,187	(37,998,423)	213,769,764

Note 5. Stock-Based Compensation

     The Company has three stock-based compensation plans — the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”) — which are described in Note 11 of Notes to Financial Statements in the Company’s 2003 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Nor is compensation cost recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation expense under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in millions except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$159.7	$133.9	$244.3	$197.7
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	4.5	5.1	9.6	10.1

Pro forma net income	$155.2	$128.8	$234.7	$187.6

Earnings per share:
Basic — as reported	$.75	$.62	$1.13	$.92

Basic — pro forma	$.72	$.60	$1.09	$.87

Diluted — as reported	$.73	$.61	$1.10	$.90

Diluted — pro forma	$.71	$.59	$1.06	$.85

     The weighted average fair value per option of grants made during the three months and six months ended June 30, 2004 was $12.55 and for the corresponding periods of 2003 was $6.99. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.12% in 2004 and 2.48% in 2003; volatility of 32.2% and 28.4% in 2004 and 2003, respectively; an expected average life of 5 years in 2004 and 2003; and a dividend yield of zero.

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

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $9.3 million and $8.4 million for the three months ended June 30, 2004 and 2003, respectively, and $17.8 million and $16.4 million for the six months ended June 30, 2004 and 2003, respectively. Total warranty expense was $61.3 million and $38.9 million for the three months ended June 30, 2004 and 2003, respectively, and $101.3 million and $78.1 million for the six-month periods then ended, respectively.

     Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2004 and 2003 (dollars in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$364.6	$321.7	$356.0	$315.9
Warranty costs accrued	38.1	29.2	64.5	60.0
Deferred income on extended warranty contracts sold	16.6	17.4	31.4	31.8
Warranty claims settled	(30.5)	(25.0)	(56.2)	(52.9)
Amortization of deferred income on extended warranty contracts	(12.1)	(9.7)	(24.1)	(21.6)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	13.9	1.3	19.0	1.7

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	390.6	334.9	390.6	334.9
Current portion included in current liabilities	(172.0)	(127.7)	(172.0)	(127.7)

Long-term warranty liability	$218.6	$207.2	$218.6	$207.2

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $39 million as of June 30, 2004, extending from 2004 to 2021, under long-term contracts related to its air conditioning equipment and system controls. Through June 30, 2004 the Company has experienced no net losses under such energy savings guarantees and considers the probability of losses to be unlikely. The Company also guarantees debt of third parties in the amount of $3 million as of June 30, 2004.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 9 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $49 million Euro-denominated credit facility and $36 million of Euro-denominated Senior Bonds (both at June 30, 2004 exchange rates).

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

     Through June 30, 2004, there have been 145,181 claims filed against the Company. At June 30, 2004, there were 120,896 pending claims, compared with 116,020 at the end of 2003, and 96,463 and 52,171 at the end of 2002 and 2001, respectively, reflecting updated information for all prior periods. Since receipt of its first asbestos claim more than fifteen years ago, through June 30, 2004, the Company has resolved 24,285 claims, and settlements of $47.3 million have been made, for an average payment per claim of $1,948. These settlement payments have substantially been paid or reimbursed or are expected to be substantially reimbursed by insurance.

     The Company has recorded an obligation of $70 million as of June 30, 2004, that represents the Company’s estimated payments to claimants associated with pending asbestos claims. It also has recorded a related asset of $47 million that represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

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

Note 7. Effect of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, see Note 5 of Notes to Financial Statements. For the interim period disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 8 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans and certain other matters are not effective until 2005. For a discussion of the impact of FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which addresses the accounting and disclosure required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003, see Note 8 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had little or no immediate effect on the Company. Those statements included No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which became effective for the Company in the first quarter of 2004, had no impact.

Note 8. Post-retirement Benefits

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which addresses the accounting and disclosures required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. Provisions of the Act will decrease the benefit obligation and net post-retirement benefit cost of an employer that provides post-retirement prescription drug coverage. Under the FSP, which is effective for the Company in the third quarter of 2004, the decrease in the benefit obligation upon initial adoption of the FSP will be accounted for as an actuarial gain. The Company had previously elected to defer the effects of the Act under provisions of an earlier FASB Staff Position that was superseded by this FSP. Therefore, all measures of the benefit obligation and net post-retirement benefit costs included in the accompanying financial statements do not reflect the effects of the Act. The Company and its actuaries are reviewing the provisions of the Act to determine its effect on the valuation of the Company’s post-retirement benefit plan and corresponding financial results, which are expected to be insignificant based on preliminary estimates.

     Post-retirement pension, health and life insurance costs had the following components for the three months and six months ended June 30, 2004 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2004	2003	2003	2004	2004	2003	2003
		Health &		Health &		Health &		Health &
	Pension	Life Ins.	Pension	Life Ins.	Pension	Life Ins.	Pension	Life Ins.
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost-benefits earned during the period	$14.1	$1.6	$10.8	$2.0	$26.6	$4.0	$21.6	$4.1
Interest cost on the projected benefit obligation	19.4	3.8	18.8	4.3	40.6	8.7	36.5	8.7
Less assumed return on plan assets	(17.4)	—	(14.9)	—	(32.8)	—	(27.2)	—
Amortization of prior service cost	1.3	(1.1)	1.5	(1.2)	2.9	(2.2)	2.9	(2.4)
Amortization of net loss	1.4	1.2	1.5	1.2	4.7	3.2	3.1	2.3

Defined benefit plan cost	$18.8	$5.5	$17.7	$6.3	$42.0	$13.7	$36.9	$12.7

Accretion expense reflected in “Other expense”	$2.0	$3.8	$3.9	$4.3	$7.8	$8.7	$9.3	$8.7

     Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

     The Company expects to contribute $54 million to the domestic pension plans for the full year of 2004.

Note 9. Supplemental Consolidating Condensed Financial Information

     All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities ( “ASI Public Debt”). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and six months ended June 30, 2004 and 2003, statements of cash flows for the six months ended June 30, 2004 and 2003 and balance sheets as of June 30, 2004 and December 31, 2003, for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales		$1,369.5	$1,317.8	$(112.0)	$2,575.3

Costs and expenses:
Cost of sales		1,002.1	994.4	(112.0)	1,884.5
Selling and administrative expenses		246.0	187.4		433.4
Other (income) expense		(3.6)	4.7		1.1
Interest expense		25.6	2.9		28.5
Intercompany interest expense (income)		(.2)	.2		—

Total expenses		1,269.9	1,189.6	(112.0)	2,347.5

Income before income taxes and equity in net income of consolidated subsidiaries		99.6	128.2	—	227.8
Income taxes		36.6	31.5		68.1

Income before equity in net income of consolidated subsidiaries		63.0	96.7	—	159.7
Equity in net income of consolidated subsidiaries	$159.7	—	—	(159.7)	—

Net income	$159.7	$63.0	$96.7	$(159.7)	$159.7

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales		$2,464.0	$2,520.6	$(224.3)	$4,760.3

Costs and expenses:
Cost of sales		1,816.6	1,897.0	(224.3)	3,489.3
Selling and administrative expenses		467.6	386.7		854.3
Other expense		5.7	2.8		8.5
Interest expense		51.4	6.4		57.8
Intercompany interest expense (income)		1.4	(1.4)		—

Total expenses		2,342.7	2,291.5	(224.3)	4,409.9

Income before income taxes and equity in net income of consolidated subsidiaries		121.3	229.1	—	350.4
Income taxes		45.2	60.9		106.1

Income before equity in net income of consolidated subsidiaries		76.1	168.2	—	244.3
Equity in net income of consolidated subsidiaries	$244.3	—	—	(244.3)	—

Net income	$244.3	$76.1	$168.2	$(244.3)	$244.3

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1.4	$24.8	$211.4		$237.6
Accounts receivable, net		556.7	755.1		1,311.8
Inventories		442.4	527.6		970.0
Other current assets		331.0	170.6		501.6

Total current assets	1.4	1,354.9	1,664.7		3,021.0
Facilities, net		564.4	921.6		1,486.0
Goodwill, net		112.2	1,004.3		1,116.5
Investment in subsidiaries	1,712.8			$(1,712.8)	—
Other assets		506.3	240.5		746.8

Total assets	$1,714.2	$2,537.8	$3,831.1	$(1,712.8)	$6,370.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks		$36.5	$32.5		$69.0
Current maturities of long-term debt		1.5	0.7		2.2
Other current liabilities		998.1	1,254.5		2,252.6

Total current liabilities		1,036.1	1,287.7		2,323.8
Long-term debt		1,611.3	131.4		1,742.7
Reserve for post-retirement benefits		335.7	333.3		669.0
Intercompany accounts, net	$929.8	111.7	(1,041.5)		—
Other long-term liabilities		483.7	366.7		850.4

Total liabilities	929.8	3,578.5	1,077.6	$—	5,585.9

Total shareholders’ equity (deficit)	784.4	(1,040.7)	2,753.5	(1,712.8)	784.4

Total liabilities and shareholders’ equity (deficit)	$1,714.2	$2,537.8	$3,831.1	$(1,712.8)	$6,370.3

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Cash provided by:
Operating activities:
Net income	$244.3	$76.1	$168.2	$(244.3)	$244.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		47.8	79.3		127.1
Equity in earnings of unconsolidated joint ventures, net of dividends received		(6.2)	(4.3)		(10.5)
Non-cash stock compensation		30.0			30.0
Equity in net income of subsidiaries	(244.3)			244.3	—
Other		(.7)			(.7)
Changes in assets and liabilities:
Accounts receivable		(74.8)	(226.2)		(301.0)
Inventories		(19.8)	(51.8)		(71.6)
Accounts payable		104.8	88.2		193.0
Other accrued liabilities and taxes		43.4	60.7		104.1
Post-retirement benefits		12.3	7.2		19.5
Other current and long-term assets		(52.6)	(46.4)		(99.0)
Other long-term liabilities	—	11.6	10.0		21.6

Net cash provided by operating activities	—	171.9	84.9	—	256.8

Investing activities:
Purchase of property, plant and equipment		(24.0)	(43.2)		(67.2)
Investments in computer software		(9.9)	(8.6)		(18.5)
Loan to unconsolidated joint venture		(19.2)			(19.2)
Proceeds from sales of property, plant and equipment		9.8	.1		9.9

Net cash used by investing activities	—	(43.3)	(51.7)	—	(95.0)

Financing activities:
Proceeds from issuance of long-term debt			.2		.2
Repayments of long-term debt		.4	(1.0)		(.6)
Net change in revolving credit facilities		138.0	(1.1)		136.9
Net change in other short-term debt		36.5	(14.8)		21.7
Purchases of treasury stock	(222.6)				(222.6)
Net change in intercompany accounts	201.0	(213.8)	12.8		—
Proceeds from exercise of stock options	19.0				19.0
Proceeds from settlement of foreign exchange forward contracts		5.7			5.7
Other	3.9	(.2)			3.7

Net cash provided (used) by financing activities	1.3	(33.4)	(3.9)	—	(36.0)

Effect of exchange rate changes on cash and cash equivalents			.1		.1

Net increase in cash and cash equivalents	1.3	95.2	29.4	—	125.9

Cash and cash equivalents at beginning of period	.1	(70.4)	182.0		111.7

Cash and cash equivalents at end of period	$1.4	$24.8	$211.4	$—	$237.6

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

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Cash provided (used) by:
Operating activities:
Net income	$197.7	$74.0	$123.7	$(197.7)	$197.7
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		47.7	71.3		119.0
Equity in earnings of unconsolidated joint ventures, net of dividends received		(1.1)	(2.3)		(3.4)
Non-cash stock compensation		32.1			32.1
Equity in net income of subsidiaries	(197.7)			197.7	—
Other		(7.2)	.3		(6.9)
Changes in assets and liabilities:
Accounts receivable		(79.7)	(168.8)		(248.5)
Inventories		(10.9)	(76.3)		(87.2)
Accounts payable		113.1	35.1		148.2
Other accrued liabilities and taxes		21.4	133.8		155.2
Post-retirement benefits		20.2	.3		20.5
Other assets		(65.3)	(26.9)		(92.2)
Other long-term liabilities		5.7	4.5		10.2

Net cash provided by operating activities	—	150.0	94.7	—	244.7

Investing activities:
Purchase of property, plant and equipment		(23.8)	(37.4)		(61.2)
Investments in affiliated companies and other businesses			(22.5)		(22.5)
Investments in computer software		(11.7)	(7.9)		(19.6)
Other			.3		.3

Net cash used by investing activities	—	(35.5)	(67.5)	—	(103.0)

Financing activities:
Proceeds from issuance of long-term debt			32.4		32.4
Repayments of long-term debt		(125.3)	(1.9)		(127.2)
Net change in revolving credit facilities		42.0	4.9		46.9
Net change in other short-term debt		20.0	7.6		27.6
Purchases of treasury stock	(90.6)				(90.6)
Net change in intercompany accounts	70.8	(42.4)	(28.4)		—
Proceeds from exercise of stock options	16.5				16.5
Other	3.8	34.1			37.9

Net cash provided (used) by financing activities	.5	(71.6)	14.6	—	(56.5)

Effect of exchange rate changes on cash and cash equivalents			(.8)		(.8)

Net increase (decrease) in cash and cash equivalents	.5	42.9	41.0	—	84.4

Cash and cash equivalents at beginning of period		(22.9)	119.5		96.6

Cash and cash equivalents at end of period	$.5	$20.0	$160.5	$—	$181.0

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

Note 10. Segment Data

Summary Segment and Income Statement Data
(Dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales:
Air Conditioning Systems and Services	$1,515.6	$1,355.7	$2,678.9	$2,439.4
Bath and Kitchen	634.2	568.8	1,235.6	1,111.7
Vehicle Control Systems	425.5	340.5	845.8	664.5

	$2,575.3	$2,265.0	$4,760.3	$4,215.6

Segment income:
Air Conditioning Systems and Services	$205.7	$179.9	$298.8	$262.9
Bath and Kitchen	51.0	35.7	101.3	70.8
Vehicle Control Systems	53.4	48.0	112.3	94.7

	310.1	263.6	512.4	428.4
Equity in net income of unconsolidated joint ventures	8.4	6.7	15.0	11.2

	318.5	270.3	527.4	439.6
Interest expense	(28.5)	(30.1)	(57.8)	(60.3)
Corporate and other expenses	(62.2)	(46.2)	(119.2)	(92.8)

Income before income taxes	$227.8	$194.0	$350.4	$286.5

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Position and Results of Operations on the following pages.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Second Quarter and First Six Months of 2004 Compared with the Second Quarter and First Six Months of 2003

Overview

     We achieved record second-quarter sales, segment income and net income in the second quarter of 2004. Earnings were $0.73 per diluted share, up 20% from $0.61 per diluted share a year ago, adjusted for the three-for-one stock split effected in May 2004. Sales were $2.575 billion, up 14% from $2.265 billion a year ago. Net income rose to $159.7 million from $133.9 million, up 19%. All three business segments contributed to the gains, which were aided by favorable foreign translation effects. We achieved these results in an improving economic environment. Economic conditions appear to be stabilizing in Europe, the U.S. economy improved and growth in Asia was steady. Segment income for the second quarter of 2004 was $310.1 million, an increase of 18%, from strong improvements in all segments, aided by favorable foreign exchange translation effects. Excluding favorable foreign exchange translation effects, segment income for the quarter increased 16% over the 2003 quarter. Operating margins increased to 12.0% from 11.6% in the second quarter of 2003 despite absorbing streamlining costs of $13 million, essentially all in Bath and Kitchen, and incremental Vehicle Control Systems warranty expense of $14 million. For the first half of 2004, sales increased 13%, segment income increased 20%, net income rose by 24% and earnings per diluted share were up 22%.

     The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 10 of Notes to Financial Statements. Year-over-year changes in segment sales and segment income and, in certain cases, segment operating margins, for 2004 compared with 2003 are presented both with and without the effects of foreign exchange translation. Presenting results of operations excluding certain recorded amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them in understanding the operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting the analysis in this manner is also useful to shareholders in understanding the core business segment operating results and trends. Approximately half of our business is outside the U.S., therefore changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Management consistently analyzes sales, segment income and segment operating margins with and without the effects of foreign exchange translation and believes these comparisons help shareholders better understand the effect of foreign exchange translation on our results. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. These additional measurements are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Segment Operating Results

     Following is an analysis of changes in total sales, segment income and operating margin for the Company for the second quarter of 2004 compared with the second quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2004
	Three				Excluding foreign
	Months Ended				exchange translation
	June 30,		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$2,265.0	$2,575.3	14%		$2,519.8	11%
Segment income	$263.6	$310.1	18%		$306.1	16%
Segment operating margin	11.6%	12.0%	0.4	pts.	12.1%	0.5	pts.

     Sales in the second quarter of 2004 were $2.575 billion, an increase of $310 million, or 14% (11% excluding favorable foreign exchange translation effects), from $2.265 billion in the second quarter of 2003. Sales increased 12% for both Air Conditioning Systems and Services and Bath and Kitchen, and 25% for Vehicle Control Systems.

     Segment income for the second quarter of 2004 was $310.1 million, an increase of $46.5 million, or 18% (16% excluding favorable foreign exchange translation effects), from $263.6 million in the second quarter of 2003. Segment income increased 14% for Air Conditioning Systems and Services, 43% for Bath and Kitchen and 11% for Vehicle Control Systems.

     Sales for the first half of 2004 were $4.760 billion, an increase of $544 million, or 13% (9% excluding favorable foreign exchange translation effects), from $4.216 billion in the first half of 2003. Sales increased 10% for Air Conditioning Systems and Services, 11% for Bath and Kitchen and 27% for Vehicle Control Systems.

     Segment income was $512.4 million for the first half of 2004, an increase of $84 million or 20% (15% excluding favorable foreign exchange translation effects), compared with $428.4 million in the first half of 2003. Segment income increased 14% for Air Conditioning Systems and Services, 43% for Bath and Kitchen and 19% for Vehicle Control Systems.

     Following is an analysis of changes in total sales, segment income and operating margin for Air Conditioning Systems and Services for the second quarter of 2004 compared with the second quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2004
	Three				Excluding foreign
	Months Ended				exchange translation
	June 30,		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$1,355.7	$1,515.6	12%		$1,506.0	11%
Segment income	$179.9	$205.7	14%		$205.3	14%
Segment operating margin	13.3%	13.6%	0.3	pts.	13.6%	0.3	pts.

     Sales of Air Conditioning Systems and Services increased 12% (11% excluding favorable foreign exchange translation effects) to $1.516 billion for the second quarter of 2004, from $1.356 billion for the second quarter of 2003. This increase resulted from a strong performance in residential product sales, improvements in commercial equipment and international markets, and continuing growth in the parts, services and solutions business.

     The commercial equipment market in the U.S. was up overall an estimated 4% in the quarter, based upon preliminary data published by ARI (Air-Conditioning & Refrigeration Institute for commercial unitary markets and our own estimates for applied markets), following full year decreases of 4% in 2003, 11% in 2002, and 8% in 2001. The commercial unitary market was up an estimated 6% following a 7% increase in the first quarter. The applied equipment market was up an estimated 1.5% to 2% in the second quarter, following an almost 5% increase in the first quarter. Internationally, markets in Europe strengthened, the Middle East was flat, while the Asia-Pacific region overall remained healthy. Our global commercial equipment sales, which represent about 25% of total Company sales, increased 5% (4% excluding favorable foreign exchange translation effects) as both unitary and applied equipment sales increased. Sales growth in our commercial unitary product line, which was up 7% (6% excluding favorable foreign exchange translation effects), was particularly strong in Europe, up double digits and up mid-single digits in the Americas. This was slightly higher than the market. In the applied business in the U.S., we did not pursue low-margin business and therefore sacrificed some market share in the quarter. While this approach has cost us some sales, we realized some improvement in pricing related to the 2% to 3% price increases we announced in the first quarter of 2004. Because of raw material cost inflation we have announced additional price increases of 3% effective in August. The increasing demand for unitary products in the U.S. has also led to better pricing. We realized price improvements in the quarter which offset commodity cost inflation in unitary products. Equipment prices, globally, were down modestly as the markets outside the Americas continue to be more competitive. We ended the quarter with a backlog of $637 million, down slightly from the first quarter and 1% ahead of last year’s second quarter levels, both excluding foreign exchange effects. Global sales in our parts, services and solutions business grew 10% (9% excluding favorable foreign exchange translation effects) in the second quarter, in line with our expectations both for 2004 and for the long term, and slightly stronger than the 8% growth we experienced in the first quarter of 2004.

     Sales of our residential products continued to grow strongly, up 25%. We continue to outperform the domestic residential unitary market, which we estimate was up 15% for the second quarter of this year (based upon preliminary ARI data for residential unitary products). Our distributors experienced strong sell-through of our products to dealers in the quarter, resulting in their inventory levels remaining low versus historical levels. In addition, combined factory and distributor inventory levels ended the second quarter approximately even with the average levels since 1992, even though the market has grown substantially. In the marketplace, consumers continue to look for reliability and efficiency options. Our high-efficiency product lines capitalize on this demand. Trane and American Standard high efficiency units offer consumers significant energy cost savings. We further strengthened our residential distribution as we continued to upgrade our current dealer network, sign up new dealers, and grow the Home Depot referral program. Sales through the Home Depot program continue to gain momentum. Our overall share position in residential air conditioning products grew in the quarter, and we are on track to meet our annual goal of a one-half percentage point share increase.

     Segment income of Air Conditioning Systems and Services increased 14% (with little effect from foreign exchange translation effects) to $205.7 million in the second quarter of 2004 from $179.9 million in the second quarter of 2003. Margins were 13.6% in the second quarter of 2004, compared with 13.3% for the second quarter of 2003. We continue to achieve strong results from our productivity initiatives, which offset cost escalations. Volume and mix more than offset international price deterioration in our applied commercial equipment business and we absorbed commodity cost increases, particularly steel. Segment income for the first half of 2004 increased 14% (13% excluding favorable foreign exchange translation effects) to $298.8 million from $262.9 million essentially for the reasons mentioned for the second quarter increase.

     Following is an analysis of changes in total sales, segment income and operating margin for Bath and Kitchen for the second quarter of 2004 compared with the second quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2004
	Three				Excluding foreign
	Months Ended				exchange translation
	June 30,		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$568.8	$634.2	12%		$611.8	8%
Segment income	$35.7	$51.0	43%		$50.6	42%
Segment operating margin	6.3%	8.0%	1.7	pts.	8.3%	2.0	pts.

     Sales of Bath and Kitchen increased 12% (8% excluding favorable foreign exchange translation effects) to $634.2 million in the second quarter of 2004, from $568.8 million in the second quarter of 2003. All of our major regions contributed to this strong performance. In Europe, our sales grew 13% (6% excluding favorable foreign exchange translation effects). We are continuing to reinforce our strong market positions across the continent. In the second quarter we launched new suites and won several large commercial contracts. We continued to strengthen our position in Eastern Europe with several new product launches and the opening of a new luxury showroom in St. Petersburg, Russia. Sales in the Americas increased 9% (with little effect from foreign exchange translation). Sales of our new Champion toilet continue to expand and we continue to invest in promotion which we believe benefits not only the Champion product line, but helps create awareness and interest in all American Standard products. The Champion product line was featured in the Home Depot catalogue. At Lowe’s we rolled out a new retail suite, and the Champion has been launched in the second quarter coinciding with our national media program. In Asia, sales rose 13% (12% excluding favorable foreign exchange translation effects) off a small but growing base, aided by continued promotional activities surrounding our suites. Sales of Bath and Kitchen for the first half of 2004 increased 11% (5% excluding favorable foreign exchange translation effects) to $1.236 billion from $1.112 billion in the first half of 2003. This increase was due principally to the same factors affecting second quarter results.

     Segment income of Bath and Kitchen increased 43% (42% excluding favorable foreign exchange translation effects) to $51.0 million for the second quarter of 2004 from $35.7 million in the second quarter of 2003. Margins increased to 8.0% in the second quarter of 2004 from 6.3% in the second quarter of 2003 (up 200 basis points excluding unfavorable foreign exchange translation effects). Segment income in the second quarter of 2004 included a $13 million charge for streamlining costs related to the closure of a plant in Europe and additional workforce reductions throughout the Bath and Kitchen business, which decreased margins by 210 basis points. Bath and Kitchen margins in the second quarter of 2004 benefited from higher pricing in Europe, higher volume and mix, primarily driven by increased sales of the Champion product line, and the absence of the operational issues that burdened our results in the first half of last year. Additionally, productivity offset both cost escalations and our additional investments in new products, suites and new advertising programs. Segment income for the first half of 2004 increased 43% (35% excluding favorable foreign exchange translation effects) to $101.3 million from $70.8 million in the first half of 2003. The increase resulted primarily for the same reasons as those responsible for the second quarter increase.

     Following is an analysis of changes in total sales, segment income and operating margin for Vehicle Control Systems for the second quarter of 2004 compared with the second quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2004
	Three				Excluding foreign
	Months Ended				exchange translation
	June 30,		Percentage		2004	Percentage
	2003	2004	Change		Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported		Amount	Adjusted
Segment sales	$340.5	$425.5	25%		$402.1	18%
Segment income	$48.0	$53.4	11%		$50.2	5%
Segment operating margin	14.1%	12.5%	-1.6	pts.	12.5%	-1.6	pts.

     Sales of Vehicle Control Systems for the second quarter of 2004 were $425.5 million, an increase of 25% (18% excluding favorable foreign exchange translation effects) from $340.5 million in the second quarter of 2003. The increase, exclusive of foreign exchange effects, was driven by higher truck builds, increased content per vehicle, including new applications and continued globalization of our technology. Sales in Europe, our largest market, increased 23% (16% excluding favorable foreign exchange translation effects) in the second quarter. This was driven by a 33% (26% excluding favorable foreign exchange translation effects) increase in sales to our European truck and bus original equipment manufacturing customers and the improvement in aftermarket sales and outperformed the European truck and bus market, which we believe, grew an estimated 21%. Sales were up 36% in North America (44% excluding unfavorable foreign exchange translation effects), outperforming the market. In Asia and Latin America, our sales also outperformed truck and bus markets in the quarter. Backlog at quarter end was $699 million, up 39% (30% excluding favorable foreign exchange translation effects) from last year. Sales of Vehicle Control Systems for the first half of 2004 increased 27% (15% excluding favorable foreign exchange translation effects) to $845.8 million from $664.5 million in the first half of 2003, primarily for the reasons cited for the second quarter increase.

     Segment income for Vehicle Control Systems for the second quarter of 2004 increased 11% (5% excluding favorable foreign exchange translation effects) to $53.4 million from $48.0 million in the second quarter of 2003. Segment operating margins declined from 14.1% in the second quarter of 2003 to 12.5% in the second quarter of 2004. Strong volume growth and productivity improvements were partially offset by higher warranty expense. In the second quarter of 2004 we settled a warranty issue with one of our major customers, which caused us to recognize an incremental $14 million of warranty expense in the quarter. Segment income for Vehicle Control Systems for the first half of 2004 was $112.3 million, an increase of 19% (6% excluding favorable foreign exchange translation effects) from $94.7 million in the first half of 2003, primarily for the reasons cited for the second quarter increase.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures increased to $8.4 million for the second quarter of 2004 from $6.7 million for the second quarter of 2003 and increased to $15.0 million for the first half of 2004, from $11.2 million in the first half of 2003. The increase in the quarter and first half of the year primarily resulted from the performance of our air conditioning compressor joint venture in the U.S. and our truck brake joint venture in India. The Meritor Wabco joint venture in the U.S. did not contribute to the equity income improvement due to the adverse impact of foreign exchange on products purchased from our European operations.

     Interest expense decreased by $1.6 million in the second quarter of 2004 and by $2.5 million in the first half of 2004 compared to the year-earlier quarter and first half, due to lower average debt balances.

     Corporate and other expenses increased by $16 million in the second quarter of 2004 and by $26.4 million in the first half of 2004 compared to the year-earlier quarter and first half. The increases were due principally to realized foreign exchange transaction effects, increased incentive compensation, and provisions for self insurance and post-retirement costs. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 10 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provision for the second quarter of 2004 was $68.1 million and for the first half of 2004 was $106.1 million, or 29.9% and 30.3%, respectively, of income before income taxes, compared with provisions of $60.1 million and $88.8 million, or 31.0% of income before income taxes in the same periods of 2003. The effective income tax rates for the 2004 periods was lower than the 31% rate we had expected as we recognized the benefit of a foreign net operating loss of $2.7 million previously considered unrealizable.

Liquidity and Capital Resources

     Cash flow continues to increase as our earnings increased and we used our working capital more effectively by reducing inventory levels. Operating activities provided net cash of $256.8 million for the first six months of 2004, compared with net cash provided of $244.7 million for the same period of 2003. That $12.1 million increase was primarily the result of higher net income and lower net working capital usage, substantially offset by higher tax payments in 2004 because in the first half of 2003 we received a refund of taxes. In addition, in 2004 we had payments of job elimination expenses accrued at the end of 2003 and higher incentive compensation payments than in 2003.

     In investing activities, we made capital expenditures of $67.2 million for the first half of 2004. This compared with capital expenditures of $83.7 million in the first half of 2003, including $22.5 million of investments in affiliated companies and other businesses. We invested $18.5 million in computer software in the first half of 2004 and $19.6 million in the first half of 2003. We also made a loan of $19.2 million to our unconsolidated Alliance Compressors joint venture in the first half of 2004. Investing activities in 2004 were partly offset by proceeds of $9.9 million from the sale of miscellaneous assets, consisting primarily of the sale of land in the U.S. for $9.4 million.

     The excess of cash provided by operating activities over cash used by investing activities in the first half of 2004 was $161.8 million and was used to fund net financing activities of $36.0 million, resulting in a net increase in cash of $125.9 million. Financing expenditures consisted primarily of the purchase of approximately 6.2 million shares of the Company’s common stock for $222.6 million pursuant to the Company’s share repurchase program. Those expenditures were partly offset by net borrowings of $158.2 million and by cash proceeds of $19.0 million realized from the exercise of stock options and $5.7 million realized from Sterling denominated foreign exchange forward contracts and other miscellaneous transactions. This compares with an excess of cash provided by operating activities over cash used by investing activities in the first half of 2003 totaling $141.7 million that was used to fund net financing activities of $56.5 million, resulting in an increase in cash of $84.4 million. Financing expenditures in the first half of 2003 consisted primarily of net debt repayments of $20.3 million and the purchase of approximately 4.0 million shares of the Company’s common stock for $90.6 million pursuant to the Company’s share repurchase program. Those expenditures were partly offset by cash proceeds of $16.5 million realized from the exercise of stock options and cash proceeds of $34.2 million from foreign exchange forward contracts, and other miscellaneous transactions.

     We have one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. We did not renew a related 364-day, U.S. dollar revolving credit facility of $150 million when it expired on November 4, 2003, because amounts available under the five-year facility and other sources of financing available were considered sufficient for Company needs. We also have a Euro-denominated, 364-day bank credit agreement of $49 million (at June 30, 2004 exchange rates) that expires on October 31, 2004, and that was fully utilized as of June 30, 2003. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of June 30, 2004, because we have the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, we have other non-U.S. lines of credit for $22 million.

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

     At June 30, 2004, our total indebtedness was $1.814 billion. We had remaining borrowing capacity under our primary bank credit agreement at June 30, 2004, of $535 million after reduction for borrowings of $346 million and $119 million of outstanding letters of credit. We have $11 million available under other bank credit facilities after reduction for letters of credit usage of $11 million. In addition, we had $189 million available at June 30, 2004, under overdraft facilities that can be withdrawn by the banks at any time. In addition, we had other outstanding letters of credit issued by other banks of $56 million as of June 30, 2004.

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

     We have commitments and performance guarantees, including energy savings guarantees totaling $39 million extending from 2004 to 2021, under long-term contracts related to our air conditioning equipment and system controls. Through June 30, 2004 we have experienced no net losses under such energy savings guarantees and consider the probability of losses to be unlikely. We also guarantee debt of third parties in the amount of $3 million as of June 30, 2004.

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

Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants, the amount of insurance recovery or legislation affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and natural gas necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2004;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures.

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

     Through June 30, 2004, there have been 145,181 claims filed against the Company. At June 30, 2004, there were 120,896 pending claims, compared with 116,020 at the end of 2003, and 96,463 and 52,171 at the end of 2002 and 2001, respectively, reflecting updated information for all prior periods. Since receipt of its first asbestos claim more than fifteen years ago, through June 30, 2004, the Company has resolved 24,285 claims, and settlements of $47.3 million have been made, for an average payment per claim of $1,948. These settlement payments have substantially been paid or reimbursed or are expected to be substantially reimbursed by insurance.

     The Company has recorded an obligation of $70 million as of June 30, 2004, that represents the Company’s estimated payments to claimants associated with pending asbestos claims. It also has recorded a related asset of $47 million that represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

     The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. As of December 31, 2003, the unexpended authorization on the current program was $313,032,214. A summary of the repurchase activity for the first six months of 2004 follows. All share and per-share amounts reflect the three-for-one stock split effective May 27, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as Part	That May Yet Be
	Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
January 1-January 31	1,083,000	$34.87	1,083,000	$275,270,521
February 1-February 29	1,740,000	$35.71	1,740,000	$213,138,314
March 1-March 31	1,200,000	$37.03	1,200,000	$168,699,956

Total first quarter	4,023,000	$35.88	4,023,000

April 1-April 30	765,000	$36.32	765,000	$140,914,596
May 1-May 31	1,124,000	$35.19	1,124,000	$101,359,010
June 1- June 30	221,000	$38.43	221,000	$92,866,217

Total second quarter	2,110,000	$35.94	2,110,000

Total through June 30	6,133,000 (b)		6,133,000

(a) As of December 31, 2003, the Company had two unexpended authorizations by the Board of Directors under its share repurchase program. The first, authorized by the Board of Directors on February 6, 2003, approved the purchase of shares in an amount not to exceed $150,000,000 with no expiration date. The unexpended balance of $63,032,214 under that authorization as of December 31, 2003, was used to repurchase shares in the first quarter of 2004. The second, authorized by the Board on December 4, 2003, approved the purchase of shares in an amount not to exceed $250,000,000, with no expiration date. The Company intends to repurchase stock under this program in the future.

(b) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) Date of Annual Meeting.

The Annual Meeting of Shareholders of the Company was held on May 4, 2004, at American Standard College located at One Centennial Avenue, Piscataway, New Jersey.

(b) Election of Directors — Voting Results. The voting results set forth below reflect a 3-for-1 stock split effective May 27, 2004.

Nominee	For	Withheld
Steven E. Anderson	176,645,694	17,962,476
James F. Hardymon	183,783,264	10,824,906
Ruth Ann Marshall	184,057,686	10,550,484

Other Directors continuing in office:

Jared L. Cohon Steven F. Goldstone Edward E. Hagenlocker Frederic M. Poses

(c) Additional matters voted upon. The voting results set forth below reflect a 3-for-1 stock split effective May 27, 2004.

Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock.

			Broker
For	Against	Abstain	Non-Votes
174,112,176	19,156,368	1,339,626	0

Ratification of the appointment of Ernst and Young LLP as independent certified public accountants for the year 2004.

			Broker
For	Against	Abstain	Non-Votes
176,603,187	17,078,595	926,388	0

Item 5. Other Matter

There are two ways you may contact the Company’s presiding director:

Phone:
1-800-241-5689 in the United States
1-770-810-1127 outside of the United States

In Writing:
Presiding Director
c/o American Standard Companies Inc.
One Centennial Avenue, Piscataway, NJ 08855

About Contacting the Presiding Director
The Board of Directors has designated the chairperson of the Corporate Governance and Nominating Committee as the ''presiding director’’ as that term is defined in Section 303A.03 of the NYSE Listed Company Manual.

Shareholders or other interested parties wishing to communicate with our board of directors can call 1-800-241-5689 in the United States or 1-770-810-1127 outside of the United States and request to leave a message for the presiding director. This reporting service is staffed by a third-party provider who will take your message and deliver it to the presiding director.

You may also contact the presiding director by writing to: Presiding Director c/o American Standard Companies Inc., One Centennial Avenue, Piscataway, NJ 08855.

Regardless of the method you use, your message will not be screened or edited before it is delivered to the presiding director. The presiding director will determine whether to relay your message to other members of the board.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 14, 2004, and furnished information under Items 9 and 12. This Form 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Richard S. Paradise

Richard S. Paradise
Vice President and Controller
(Principal Accounting Officer)

July 29, 2004

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
3	Amendment to the Restated Certificate of Incorporation of the Company.

10	American Standard Companies Inc. Corporate Officer Severance Plan (as Amended and Restated as of July 8, 2004).

10.1	Addendum to the 2002 Omnibus Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country. (Plan filed as Exhibit (10) to Holdings Form 10-Q for the quarter ended March 31, 2002.)

10.2	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country. (Plan filed as Exhibit (10)(xiv) to Holdings Form 10-K for the fiscal year ended December 31, 2000.)

10.3	Summary of Employment Arrangement with G. Peter D’Aloia

10.4	Summary of Employment Arrangement with J. Paul McGrath

12	Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002