Form 10-Q
period 2004-09-30
AMERICAN STANDARD COMPANIES INC
filed 2004-10-29
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-11415

AMERICAN STANDARD COMPANIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3465896

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ	08855-6820

(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (732) 980-6000

     Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes                      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

☒ Yes                      No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at October 25, 2004	214,520,150 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART 1. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
EX-10 SUPPLEMENTAL COMPENSATION PLAN
EX-12 RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION
EX-99.1 EMPLOYMENT AGREEMENT

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

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$2,396.1	$2,234.4	$7,156.4	$6,450.0

Cost and expenses
Cost of sales	1,736.4	1,683.6	5,225.7	4,870.1
Selling and administrative expenses	421.4	338.0	1,275.7	997.2
Other expense	9.6	6.6	18.1	29.7
Interest expense	28.7	28.6	86.5	88.9

	2,196.1	2,056.8	6,606.0	5,985.9

Income before income taxes	200.0	177.6	550.4	464.1
Income taxes	44.0	55.1	150.1	143.9

Net income applicable to common shares	$156.0	$122.5	$400.3	$320.2

Net income per common share
Basic	$.73	$.56	$1.86	$1.48

Diluted	$.71	$.55	$1.81	$1.45

Average common shares outstanding
Basic	214,183,685	217,031,217	214,961,619	216,361,032
Diluted	219,924,015	221,336,859	220,726,658	220,370,160

See accompanying notes to the Consolidated Financial Statements

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

	September 30,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$227.3	$111.7
Accounts receivable, less allowance for doubtful accounts: September 2004 - $43.0; Dec. 2003 - $45.3	1,259.9	1,022.8
Inventories:
Finished products	666.9	571.8
Products in process	172.4	181.4
Raw materials	243.1	156.7
Other current assets	422.1	446.3

Total current assets	2,991.7	2,490.7
Facilities, less accumulated depreciation:
September 2004 - $1,045.8; Dec. 2003 - $963.5	1,505.0	1,515.4
Goodwill, less accumulated amortization:
September 2004 - $405.3; Dec. 2003 - $413.1	1,109.7	1,140.4
Capitalized software costs, less accumulated amortization: September 2004 - $246.9; Dec. 2003 - $202.6	221.8	239.3
Debt issuance costs, net of accumulated amortization:
September 2004 - $26.9; Dec. 2003 - $22.4	16.7	21.2
Other assets	512.9	471.7

Total assets	$6,357.8	$5,878.7

Current liabilities:
Loans payable to banks	$44.3	$49.8
Current portion of long-term debt	2.2	2.5
Accounts payable	837.8	684.3
Accrued payrolls	323.6	294.3
Current portion of warranties	168.9	153.1
Taxes on income	161.7	136.0
Other accrued liabilities	742.6	713.5

Total current liabilities	2,281.1	2,033.5
Long-term debt	1,622.4	1,626.8
Post-retirement benefits	630.6	657.4
Warranties	227.9	202.9
Other liabilities	637.5	644.3

Total liabilities	5,399.5	5,164.9
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock $.01 par value, 560,000,000 shares authorized; shares issued: 251,768,458 in 2004; 251,757,582 in 2003; and shares outstanding:
214,316,549 in 2004; 217,914,978 in 2003	2.5	2.5
Capital surplus	784.3	753.7
Unearned compensation	(.2)	(.7)
Treasury stock	(766.2)	(584.3)
Retained earnings	1,233.5	833.2
Accumulated other comprehensive income:
Foreign currency translation effects	(209.7)	(204.5)
Deferred gain on hedge contracts, net of tax	7.4	7.1
Minimum pension liability adjustment, net of tax	(93.3)	(93.2)

Total shareholders’ equity	958.3	713.8

	$6,357.8	$5,878.7

See accompanying notes to the Consolidated Financial Statements

Item 1. Financial Statements (continued)

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Nine months ended
	September 30,
	2004	2003
Cash provided by:
Operating activities:
Net income	$400.3	$320.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127.6	117.9
Amortization of capitalized software and other intangibles	65.9	62.2
Non-cash stock compensation	45.5	46.7
Equity in earnings of unconsolidated joint ventures, net of dividends received	(12.0)	(9.2)
Other	(1.2)	(4.0)
Changes in assets and liabilities:
Accounts receivable	(238.2)	(241.3)
Inventories	(173.8)	(73.5)
Accounts payable	145.5	98.7
Other accrued liabilities and taxes	115.7	228.4
Post-retirement benefits	(25.7)	(18.2)
Other current and long-term assets	(20.5)	(96.7)
Other long-term liabilities	33.5	42.6

Net cash provided by operating activities	462.6	473.8

Investing activities:
Purchase of property, plant and equipment	(119.0)	(102.2)
Investments in affiliated companies and other businesses	—	(24.3)
Investments in computer software	(30.7)	(29.4)
Loan to unconsolidated joint venture, net	(17.9)	—
Proceeds from sales of property, plant and equipment	13.9	5.5

Net cash used by investing activities	(153.7)	(150.4)

Financing activities:
Proceeds from issuance of long-term debt	0.8	32.7
Repayments of long-term debt	(2.0)	(128.7)
Net change in revolving credit facilities	7.6	(145.2)
Net change in other short-term debt	(2.3)	47.4
Purchases of treasury stock	(237.6)	(105.2)
Proceeds from exercise of stock options	26.9	39.3
Proceeds from settlement of foreign exchange forward contracts	5.4	36.4
Other	7.1	5.4

Net cash used by financing activities	(194.1)	(217.9)

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.6)

Net increase in cash and cash equivalents	115.6	104.9
Cash and cash equivalents at beginning of period	111.7	96.6

Cash and cash equivalents at end of period	$227.3	$201.5

Cash interest paid	77.0	86.4
Cash taxes paid	122.8	26.8

See accompanying notes to the Consolidated Financial Statements

AMERICAN STANDARD COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2003 describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2004.

     All share and per-share amounts and the related shareholders’ equity accounts in the accompanying consolidated financial statements and footnotes for all periods presented reflect the three-for-one stock split that became effective on May 27, 2004 as described in Note 4.

     Where appropriate, certain prior year amounts have been reclassified to conform to our current presentation.

Note 2. Effect of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, see Note 5 of Notes to Financial Statements. For the interim period disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 8 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans and certain other matters are not effective until 2005. For a discussion of the impact of FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which addresses the accounting and disclosure required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003, see Note 8 of Notes to Financial Statements. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had no impact to the Company upon adoption. Those statements included No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;

Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which became effective for the Company in the first quarter of 2004.

Note 3. Comprehensive Income

     Total comprehensive income consisted of the following (dollars in millions):

	Three months ended		Nine months ended
	September 30 ,		September 30 ,
	2004	2003	2004	2003
Net income	$156.0	$122.5	$400.3	$320.2
Foreign currency translation effects	0.2	(12.8)	(5.2)	40.9
Deferred gain (loss) on hedge contracts, net of tax	3.6	2.6	0.3	4.4
Minimum pension liability adjustment	0.4	—	(0.1)	(0.8)

Total comprehensive income	$160.2	$112.3	$395.3	$364.7

Note 4. Earnings Per Share

     The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2004 and 2003 included 5,740,330 and 4,305,642 average incremental shares, respectively, for the assumed exercise of outstanding stock options. The nine-month periods ended September 30, 2004 and 2003 included 5,765,038 and 4,009,128 average incremental shares, respectively.

Note 5. Capital Stock and Stock Split

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

     Following is a summary of net shares outstanding and shares issued or reacquired during the first, second and third quarters of 2004.

	Number of Shares of Common Stock
		Treasury	Net Shares
	Total Shares	Shares	Outstanding
Balance, December 31, 2003	251,757,582	(33,842,604)	217,914,978
Shares issued upon exercise of stock options	999	768,228	769,227
Stock purchased for treasury		(4,023,000)	(4,023,000)
Shares issued to ESOP		408,570	408,570
Shares issued to ESPP	315	52,164	52,479
Other shares issued or (reacquired), net		(139,215)	(139,215)

Balance, March 31, 2004	251,758,896	(36,775,857)	214,983,039

Shares issued upon exercise of stock options	9,000	398,503	407,503
Stock purchased for treasury		(2,110,000)	(2,110,000)
Shares issued to ESOP		404,042	404,042
Shares issued to ESPP	291	73,683	73,974
Other shares issued or (reacquired), net		11,206	11,206

Balance, June 30, 2004	251,768,187	(37,998,423)	213,769,764

Shares issued upon exercise of stock options		518,015	518,015
Stock purchased for treasury		(429,000)	(429,000)
Shares issued to ESOP		400,132	400,132
Shares issued to ESPP	271	50,853	51,124
Other shares issued or (reacquired), net		6,514	6,514

Balance, September 30, 2004	251,768,458	(37,451,909)	214,316,549

Note 6. Stock-Based Compensation

     The Company has three stock-based compensation plans-the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”) — which are described in Note 11 of Notes to Financial Statements in the Company’s 2003 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Additionally, compensation cost is not recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation expense under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in millions except per share data).

	Three Months Ended		Nine Months Ended
	September 30 ,		September 30 ,
	2004	2003	2004	2003
Net income, as reported	$156.0	$122.5	$400.3	$320.2
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP, net of tax	4.4	4.9	13.7	15.0

Pro forma net income	$151.6	$117.6	$386.6	$305.2

Earnings per share:
Basic-as reported	$.73	$.56	$1.86	$1.48

Basic-pro forma	$.71	$.54	$1.80	$1.41

Diluted-as reported	$.71	$.55	$1.81	$1.45

Diluted-pro forma	$.69	$.53	$1.75	$1.38

     The weighted average fair value per option of grants made during the three months and nine months ended September 30, 2004 was $12.76 and for the corresponding periods of 2003 was $7.01. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.44% in 2004 and 2.76% in 2003; volatility of 30.86% and 28.0% in 2004 and 2003, respectively; an expected average life of 5 years in 2004 and 2003; and a dividend yield of zero.

Note 7. Warranties, Guarantees, Commitments and Contingencies

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

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $10.2 million and $8.6 million for the three months ended September 30, 2004 and 2003, respectively, and $28.0 million and $25.8 million for the nine months ended September 30, 2004 and 2003, respectively. Total warranty expense was $54.8 million and $45.7 million for the three months ended September 30, 2004 and 2003, respectively, and $156.1 million and $127.1 million for the nine-month periods then ended, respectively.

     Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2004 and 2003 (dollars in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$390.6	$334.9	$356.0	$315.9
Warranty costs accrued	42.6	33.4	107.1	97.9
Deferred income on extended warranty contracts sold	18.7	18.7	50.2	50.9
Warranty claims settled	(40.1)	(38.3)	(96.3)	(94.0)
Amortization of deferred income on extended warranty contracts	(17.0)	(12.0)	(41.2)	(33.7)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	2.0	3.7	21.0	3.4

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	396.8	340.4	396.8	340.4
Current portion included in current liabilities	(168.9)	(129.1)	(168.9)	(129.1)

Long-term warranty liability	$227.9	$211.3	$227.9	$211.3

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $40 million as of September 30, 2004, extending from 2004 to 2021 under long-term contracts related to its air conditioning equipment and system controls. Through September 30, 2004 the Company has only experienced one insignificant loss under such energy savings guarantees and considers the probability of future losses to be unlikely. The Company also guarantees debt of third parties in the amount of $4 million as of September 30, 2004.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 9 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $50 million Euro-denominated credit facility and $37 million of Euro-denominated Senior Bonds (both at September 30, 2004 exchange rates).

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

     Through September 30, 2004, there have been 147,836 claims filed against the Company. At September 30, 2004, there were 122,989 pending claims, compared with 116,199 at the end of 2003, and 96,638 and 52,169 at the end of 2002 and 2001, respectively, reflecting updated information for all prior periods. Since receipt of its first asbestos claim more than fifteen years ago, through September 30, 2004, the Company has resolved 24,847 claims, and settlements of $49.5 million have been made, for an average payment per claim of $1,992. These settlement payments have substantially been paid or reimbursed or are expected to be substantially reimbursed by insurance.

     The Company has recorded an obligation of $72.9 million as of September 30, 2004, that represents the Company’s estimated payments to claimants associated with pending asbestos claims. It also has recorded a related asset of $51 million that represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

     On July 15, 2004, the Company agreed to a settlement with a bankruptcy trustee for a small portion of the Company’s insurance coverage, of which $29.5 million was received in the third quarter of 2004. In connection with the future liquidation of the bankruptcy trust the Company expects to receive additional payments. Proceeds from this settlement in excess of amounts related to known claims covered by these policies have been deferred until the liability, if any, for unknown claims can be determined.

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

Note 8. Post-retirement Benefits

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which addresses the accounting and disclosures required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. Provisions of the Act will decrease the benefit obligation and net post-retirement benefit cost of an employer that provides post-retirement prescription drug coverage. Under the FSP, which is effective for the Company in the third quarter of 2004, the decrease in the benefit obligation upon initial adoption of the FSP was accounted for as an actuarial gain of $0.1 million.

     Post-retirement pension, health and life insurance costs had the following components for the three months and nine months ended September 30, 2004 and 2003 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2004	2003	2003	2004	2004	2003	2003
		Health &		Health &		Health &		Health &
	Pension	Life Ins.	Pension	Life Ins.	Pension	Life Ins.	Pension	Life Ins.
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost-benefits earned during the period	$6.7	$1.9	$1.1	$8.8	$41.9	$5.8	$22.7	$12.8
Interest cost on the projected benefit obligation	21.3	4.4	22.2	(2.8)	59.5	13.1	58.7	5.9
Less assumed return on plan assets	(16.8)	—	(11.4)	—	(49.6)	—	(38.6)	—
Amortization of prior service cost	1.7	(1.1)	1.9	(0.7)	4.6	(3.3)	4.9	(3.1)
Amortization of net loss	2.3	1.6	1.3	1.4	7.0	4.9	4.3	3.7

Defined benefit plan cost	15.2	6.8	15.1	6.7	63.4	20.5	52.0	19.3
Curtailment loss (gain)	1.4	(0.4)	1.8	—	1.4	(0.4)	1.8	—

Net defined benefit plan cost after curtailments	$16.6	$6.4	$16.9	$6.7	$64.8	$20.1	$53.8	$19.3

Accretion expense (included above) reflected in “Other expense”	$4.5	$4.4	$10.8	$(2.8)	$9.9	$13.1	$20.1	$5.9

     Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

     During the first nine months of 2004, the Company contributed $54.3 million to its domestic pension and does not expect to make any additional contributions during the fourth quarter of 2004.

Note 9. Supplemental Consolidating Condensed Financial Information

     All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) fully and unconditionally guarantees the payment obligations under these securities ( “ASI Public Debt”). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income for the three months and nine months ended September 30, 2004 and 2003, statements of cash flows for the nine months ended September 30, 2004 and 2003 and balance sheets as of September 30, 2004 and December 31, 2003, for the Parent Company, ASI, and the subsidiaries of the Parent Company which are not subsidiaries of ASI (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the ASI Public Debt. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales	$—	$1,223.6	$1,211.6	$(39.1)	$2,396.1

Costs and expenses:
Cost of sales		895.0	880.5	(39.1)	1,736.4
Selling and administrative expenses		228.1	193.3		421.4
Other (income) expense		15.9	(6.3)		9.6
Interest expense		26.2	2.5		28.7
Intercompany interest expense (income)	—	0.9	(0.9)	—	—

Total expenses	—	1,166.1	1,069.1	(39.1)	2,196.1

Income before income taxes and equity in net income of consolidated subsidiaries	—	57.5	142.5	—	200.0
Income taxes	—	18.7	25.3	—	44.0

Income before equity in net income of consolidated subsidiaries	—	38.8	117.2	—	156.0
Equity in net income of consolidated subsidiaries	156.0	—	—	(156.0)	—

Net income	$156.0	$38.8	$117.2	$(156.0)	$156.0

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales	$—	$3,687.5	$3,731.8	$(262.9)	$7,156.4

Costs and expenses:
Cost of sales		2,710.4	2,778.2	(262.9)	5,225.7
Selling and administrative expenses		693.7	582.0		1,275.7
Other expense		25.0	(6.9)		18.1
Interest expense		77.6	8.9		86.5
Intercompany interest expense (income)	—	2.3	(2.3)	—	—

Total expenses	—	3,509.0	3,359.9	(262.9)	6,606.0

Income before income taxes and equity in net income of consolidated subsidiaries	—	178.5	371.9	—	550.4
Income taxes	—	63.9	86.2	—	150.1

Income before equity in net income of consolidated subsidiaries	—	114.6	285.7	—	400.3
Equity in net income of consolidated subsidiaries	400.3	—	—	(400.3)	—

Net income	$400.3	$114.6	$285.7	$(400.3)	$400.3

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$2.7	$224.4		$227.3
Accounts receivable, net		511.9	748.0		1,259.9
Inventories		512.2	570.2		1,082.4
Other current assets		280.5	141.6		422.1

Total current assets	0.2	1,307.3	1,684.2		2,991.7
Facilities, net		564.0	941.0		1,505.0
Goodwill, net		112.2	997.5		1,109.7
Investment in subsidiaries	1,895.1			$(1,895.1)
Other assets	—	512.0	239.4	—	751.4

Total assets	$1,895.3	$2,495.5	$3,862.1	$(1,895.1)	$6,357.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks		$20.0	$24.3		$44.3
Current maturities of long-term debt		1.6	0.6		2.2
Other current liabilities		1,016.5	1,218.1		2,234.6

Total current liabilities		1,038.1	1,243.0		2,281.1
Long-term debt		1,497.9	124.5		1,622.4
Reserve for postretirement benefits		287.8	342.8		630.6
Intercompany accounts, net	$937.0	159.7	(1,096.7)		—
Other long-term liabilities	—	486.6	378.8	—	865.4

Total liabilities	937.0	3,470.1	992.4	—	5,399.5

Total shareholders’ equity (deficit)	958.3	(974.6)	2,869.7	$(1,895.1)	958.3

Total liabilities and shareholders’ equity (deficit)	$1,895.3	$2,495.5	$3,862.1	$(1,895.1)	$6,357.8

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Cash provided by:
Operating activities:
Net income	$400.3	$114.6	$285.7	$(400.3)	$400.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		72.8	120.7		193.5
Equity in earnings of unconsolidated joint ventures, net of dividends received		(6.0)	(6.0)		(12.0)
Non-cash stock compensation		45.5			45.5
Equity in net income of subsidiaries	(400.3)			400.3
Other		(1.2)			(1.2)
Changes in assets and liabilities:
Accounts receivable		(31.6)	(206.6)		(238.2)
Inventories		(89.6)	(84.2)		(173.8)
Accounts payable		86.8	58.7		145.5
Other accrued liabilities and taxes		81.6	34.1		115.7
Post-retirement benefits		(32.2)	6.5		(25.7)
Other current and long-term assets		(4.0)	(16.5)		(20.5)
Other long-term liabilities	—	14.5	19.0	—	33.5

Net cash provided by operating activities	—	251.2	211.4	—	462.6

Investing activities:
Purchase of property, plant and equipment		(41.3)	(77.7)		(119.0)
Investments in computer software		(17.3)	(13.4)		(30.7)
Loan to unconsolidated joint venture		(17.9)			(17.9)
Proceeds from sales of property, plant and equipment	—	11.6	2.3	—	13.9

Net cash used by investing activities	—	(64.9)	(88.8)	—	(153.7)

Financing activities:
Proceeds from issuance of long-term debt		.5	.3		.8
Repayments of long-term debt		(.7)	(1.3)		(2.0)
Net change in revolving credit facilities		17.0	(9.4)		7.6
Net change in other short-term debt		20.0	(22.3)		(2.3)
Purchases of treasury stock	(237.6)				(237.6)
Net change in intercompany accounts	205.2	(156.9)	(48.3)
Proceeds from exercise of stock options	26.9				26.9
Proceeds from settlement of foreign exchange forward contracts		5.4			5.4
Other	5.6	1.5	—	—	7.1

Net cash provided (used) by financing activities	.1	(113.2)	(81.0)	—	(194.1)

Effect of exchange rate changes on cash and cash equivalents			.8	—	.8

Net increase in cash and cash equivalents	.1	73.1	42.4	—	115.6

Cash and cash equivalents at beginning of period	.1	(70.4)	182.0	—	111.7

Cash and cash equivalents at end of period	$.2	$2.7	$224.4	$—	$227.3

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales		$1,240.4	$1,136.7	$(142.7)	$2,234.4

Costs and expenses:
Cost of sales		956.2	870.1	(142.7)	1,683.6
Selling and administrative expenses		189.7	148.3		338.0
Other (income) expense		34.2	(27.6)		6.6
Interest expense		25.8	2.8		28.6
Intercompany interest expense (income)		(2.4)	2.4		—

Total expenses		1,203.5	996.0	(142.7)	2,056.8

Income before income taxes and equity in net income of consolidated subsidiaries		36.9	140.7	—	177.6
Income taxes		12.4	42.7		55.1

Income before equity in net income of consolidated subsidiaries		24.5	98.0	—	122.5
Equity in net income of consolidated subsidiaries	$122.5	—	—	(122.5)	—

Net income	$122.5	$24.5	$98.0	$(122.5)	$122.5

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Sales		$3,514.7	$3,292.0	$(356.7)	$6,450.0

Costs and expenses:
Cost of sales		2,705.3	2,521.5	(356.7)	4,870.1
Selling and administrative expenses		550.4	446.8		997.2
Other expense		29.0	0.7		29.7
Interest expense		80.4	8.5		88.9
Intercompany interest expense (income)		(1.9)	1.9		—

Total expenses		3,363.2	2,979.4	(356.7)	5,985.9

Income before income taxes and equity in net income of consolidated subsidiaries		151.5	312.6	—	464.1
Income taxes		53.0	90.9		143.9

Income before equity in net income of consolidated subsidiaries		98.5	221.7	—	320.2
Equity in net income of consolidated subsidiaries	$320.2	—	—	(320.2)	—

Net income	$320.2	$98.5	$221.7	$(320.2)	$320.2

Note 9. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent		Other		Consolidated
(Dollars in millions)	Company	ASI	Subsidiaries	Eliminations	Total
Cash provided (used) by:
Operating activities:
Net income	$320.2	$98.5	$221.7	$(320.2)	$320.2
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization		71.7	108.4		180.1
Equity in earnings of unconsolidated joint ventures, net of dividends received		(4.2)	(5.0)		(9.2)
Non-cash stock compensation		46.7	—		46.7
Equity in net income of subsidiaries	(320.2)			320.2	—
Other		(2.8)	(1.2)		(4.0)
Changes in assets and liabilities:
Accounts receivable		(68.4)	(172.9)		(241.3)
Inventories		(2.2)	(71.3)		(73.5)
Accounts payable		77.4	21.3		98.7
Other accrued liabilities and taxes		45.5	182.9		228.4
Post-retirement benefits		(13.8)	(4.4)		(18.2)
Other assets		52.8	(149.5)		(96.7)
Other long-term liabilities		51.5	(8.9)		42.6

Net cash provided by operating activities	—	352.7	121.1	—	473.8

Investing activities:
Purchase of property, plant and equipment		(40.2)	(62.0)		(102.2)
Investments in affiliated companies and other businesses			(24.3)		(24.3)
Investments in computer software		(16.9)	(12.5)		(29.4)
Other		0.7	4.8		5.5

Net cash used by investing activities	—	(56.4)	(94.0)	—	(150.4)

Financing activities:
Proceeds from issuance of long-term debt			32.7		32.7
Repayments of long-term debt		(125.8)	(2.9)		(128.7)
Net change in revolving credit facilities		(144.5)	(0.7)		(145.2)
Net change in other short-term debt		40.0	7.4		47.4
Purchases of treasury stock	(105.2)	—			(105.2)
Net change in intercompany accounts	61.1	(61.6)	0.5		—
Proceeds from exercise of stock options	39.3	—			39.3
Proceeds from foreign exchange forward contracts	—	36.4			36.4
Other	5.4	—			5.4

Net cash provided (used) by financing activities	.6	(255.5)	37.0	—	(217.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)		(0.6)

Net increase (decrease) in cash and cash equivalents	.6	40.8	63.5	—	104.9

Cash and cash equivalents at beginning of period		(22.9)	119.5		96.6

Cash and cash equivalents at end of period	$.6	$17.9	$183.0	$—	$201.5

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

Note 10. Segment Data

Summary Segment and Income Statement Data
(Dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales:
Air Conditioning Systems and Services	$1,375.5	$1,349.9	$4,054.4	$3,789.3
Bath and Kitchen	599.7	556.7	1,835.2	1,668.4
Vehicle Control Systems	420.9	327.8	1,266.8	992.3

	$2,396.1	$2,234.4	$7,156.4	$6.450.0

Segment income:
Air Conditioning Systems and Services	$168.8	$165.7	$467.6	$428.7
Bath and Kitchen	54.6	43.0	155.8	113.8
Vehicle Control Systems	56.9	42.4	169.2	137.1

	280.3	251.1	792.6	679.6
Equity in net income of unconsolidated joint ventures	6.8	7.4	21.8	18.5

	287.1	258.5	814.4	698.1
Interest expense	(28.7)	(28.6)	(86.5)	(88.9)
Corporate and other expenses	(58.4)	(52.3)	(177.5)	(145.1)

Income before income taxes	$200.0	$177.6	$550.4	$464.1

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Third Quarter and First Nine Months of 2004 Compared with the Third Quarter and First Nine Months of 2003

Overview

     We achieved record third-quarter sales, segment income and net income in the third quarter of 2004. Earnings were $0.71 per diluted share, up 29% from $0.55 per diluted share a year ago. Sales were $2.396 billion, up 7% from $2.234 billion a year ago. Net income rose to $156.0 million from $122.5 million, up 27%. The effective income tax rate for the third quarter of 2004 was lower than the 31% rate we had expected because of a tax item. In prior periods we had recorded a withholding tax liability for the possible distribution of earnings of certain foreign subsidiaries. In the third-quarter we have made a decision that these earnings will not be distributed as dividends and in connection with the completion of our 2003 U.S. tax return concluded that if they were to be distributed that they would no longer result in a net tax. In connection with this item we recorded an $18 million tax benefit.

     Economic conditions appear to be stabilizing in Europe, the U.S. economy improved, although consumer confidence in the U.S. is still low, and growth in Asia was relatively steady, with the exception of China. Segment income for the third quarter of 2004 was $280.3 million, an increase of 12%, from improvements in all segments, aided slightly by favorable foreign exchange translation effects. Excluding favorable foreign exchange translation effects, segment income for the quarter increased 9% over the third quarter of 2003. Operating margins increased to 11.7% from 11.2% in the third quarter of 2003 despite absorbing streamlining costs of $7 million, primarily in the Bath and Kitchen segment. For the first nine months of 2004, sales increased 11%, segment income increased 17%, net income rose by 25% and earnings per diluted share were up 25%.

     The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 10 of Notes to Financial Statements. Year-over-year changes in segment sales and segment income and, in certain cases, segment operating margins, for 2004 compared with 2003 are presented both with and without the effects of foreign exchange translation. Presenting results of operations excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them in understanding the operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting the analysis in this manner is also useful to shareholders in understanding the core business segment operating results and trends. Approximately half of our business is outside the U.S., therefore changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. These additional measurements are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Segment Operating Results

     Following is an analysis of changes in total sales, segment income and operating margin for the Company for the third quarter of 2004 compared with the third quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		September 30, 2004
				Excluding Foreign
	Three Months Ended			Exchange Translation
	September 30,		Percentage	2004
	2003	2004	Change	Adjusted	Percentage Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$2,234.4	$2,396.1	7%	$2,328.1	4%
Segment income	$251.1	$280.3	12%	$274.4	9%
Segment operating margin	11.2%	11.7%	0.5 pts.	11.8%	0.6 pts.

     Sales in the third quarter of 2004 were $2.396 billion, an increase of $162 million, or 7% (4% excluding favorable foreign exchange translation effects), from $2.234 billion in the third quarter of 2003. Sales increased 2% for Air Conditioning Systems and Services, 8% for Bath and Kitchen, and 28% for Vehicle Control Systems.

     Segment income for the third quarter of 2004 was $280.3 million, an increase of $29.2 million, or 12% (9% excluding favorable foreign exchange translation effects), from $251.1 million in the third quarter of 2003. Segment income increased 2% for Air Conditioning Systems and Services, 27% for Bath and Kitchen and 34% for Vehicle Control Systems.

     Sales for the first nine months of 2004 were $7.156 billion, an increase of $706 million, or 11% (7% excluding favorable foreign exchange translation effects), from $6.450 billion in the first nine months of 2003. Sales increased 7% for Air Conditioning Systems and Services, 10% for Bath and Kitchen and 28% for Vehicle Control Systems.

     Segment income was $792.6 million for the first nine months of 2004, an increase of $113 million or 17% (13% excluding favorable foreign exchange translation effects), compared with $679.6 million in the first nine months of 2003. Segment income increased 9% for Air Conditioning Systems and Services, 37% for Bath and Kitchen and 23% for Vehicle Control Systems.

     Following is an analysis of changes in total sales, segment income and operating margin for Air Conditioning Systems and Services for the third quarter of 2004 compared with the third quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		September 30, 2004
				Excluding Foreign
	Three Months Ended			Exchange Translation
	September 30,		Percentage	2004
	2003	2004	Change	Adjusted	Percentage Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$1,349.9	$1,375.5	2%	$1,365.3	1%
Segment income	$165.7	$168.8	2%	$168.0	1%
Segment operating margin	12.3%	12.3%	0.0 pts.	12.3%	0.0 pts.

     Sales of Air Conditioning Systems and Services increased 2% (1% excluding favorable foreign exchange translation effects) to $1.375 billion for the third quarter of 2004, from $1.350 billion for the third quarter of 2003. This increase resulted from solid sales performance in our global commercial equipment business offset by a reduction in residential product sales.

     The commercial equipment market in the U.S. grew at a slower pace in the third quarter of 2004 than in the third quarter of 2003. The U.S. commercial equipment market was up an overall estimated 1.5% in the quarter, based upon preliminary data published by ARI (Air-Conditioning & Refrigeration Institute) for commercial unitary markets and our own estimates for applied markets, following full year decreases of 4% in 2003, 11% in 2002, and 8% in 2001. The commercial unitary market was up an estimated 1.5% following an 8% increase in the second quarter. The applied equipment market was also up an estimated 1.5% in the third quarter, following a 3.5% increase in the second quarter. Internationally, markets in Europe and the Middle East continued to improve slowly, while the Asia-Pacific region overall remained healthy. Our global commercial equipment sales, which represent about 25% of total Company sales, increased 6% (5% excluding favorable foreign exchange translation effects) primarily driven by applied equipment sales, which increased 11% (10% excluding favorable foreign exchange translation effects), while unitary product sales were up 2% (1% excluding favorable foreign exchange translation) in the third quarter. Sales growth in our applied equipment business was driven by growth in Latin America, Europe and Asia offset by a decrease in the U.S. We saw some modest improvements in selling prices in the U.S., which helped us compensate for a decrease in market share. Sales growth in our commercial unitary product line, was in line with the market growth in the Americas and Europe. We experienced weakness in Asia, particularly China, which was impacted by credit restrictions. We were able to realize some price improvements in the U.S. Our global parts, services and solutions business grew 4% (3% excluding favorable foreign exchange translation effects). Our controls and contracting business was up strongly following good growth in the second quarter of 2004 offset by cooler weather in the U.S., which reduced our parts sales and service revenues.

     Sales of our residential products declined 4% in the third quarter. This follows a very strong second quarter, where we had a 25% sales increase. Inventory at our distributors was slightly higher than normal at the end of the second quarter of 2004 due to anticipated demand. This higher than normal inventory and cooler weather in the U.S. negatively impacted our sales in the third quarter of 2004. Preliminary data indicates that the inventory levels at our distributors at the end of the third quarter of 2004 are back to historical levels for this time of year. We saw some improvement in price in the third quarter in our residential products business. We also announced an additional price increase of up to 5% effective December 1, 2004. Sales of our high efficiency units were up in the third quarter offsetting some of the negative impacts previously mentioned.

     Segment income of Air Conditioning Systems and Services increased 2% (1% excluding favorable foreign exchange translation effects) to $168.8 million in the third quarter of 2004 from $165.7 million in the third quarter of 2003. Margins were 12.3% in the third quarter of 2004 and 2003. We continue to achieve strong results from our productivity initiatives, which partially offset cost escalations. Volume and mix more than offset lower international prices in our applied commercial equipment business and we absorbed commodity cost increases, which cost us $28 million more than last year, principally driven by a cost increase in steel. Segment income for the first nine months of 2004 increased 9% (with little effect from foreign exchange translation) to $467.6 million from $428.7 million essentially for the reasons mentioned for the third quarter increase.

     Following is an analysis of changes in total sales, segment income and operating margin for Bath and Kitchen for the third quarter of 2004 compared with the third quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		September 30, 2004
				Excluding Foreign
	Three Months Ended			Exchange Translation
	September 30,		Percentage	2004
	2003	2004	Change	Adjusted	Percentage Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$556.7	$599.7	8%	$572.3	3%
Segment income	$43.0	$54.6	27%	$53.0	23%
Segment operating margin	7.7%	9.1%	1.4 pts.	9.3%	1.6 pts.

     Sales of Bath and Kitchen increased 8% (3% excluding favorable foreign exchange translation effects) to $599.7 million in the third quarter of 2004, from $556.7 million in the third quarter of 2003. Europe and the Americas had positive sales growth, while sales in Asia were negatively impacted by actions the Chinese government is taking to slow down growth. In Europe, our sales grew 12% (2% excluding favorable foreign exchange translation effects) in markets that were essentially flat with last year. We are continuing to reinforce our strong market positions across the continent. In the third quarter we launched new suites and introduced new products for the showering and wellness markets, the fastest growing segments in Europe. We continued to strengthen our position in Eastern Europe, where growth continues to be strong. Sales in the Americas increased 5% (with little effect from foreign exchange translation). Sales of our new Champion toilet continue to expand and we continue to invest in promotion. Both Home Depot and Lowe’s featured the Champion product line in circulars, magazines and promotions and we continue to feature the Champion in television advertisements. We believe these programs not only benefit the Champion product line, but also help create awareness and interest in all American Standard products. Additionally, we have increased our investments in new products, marketing and brand programs. In Asia, sales were flat (with little effect from foreign exchange translation). Weakness in China was offset by growth in Korea and Thailand. In China, the residential market was down approximately 10%. We were able to offset some of this weakness with additional sales in the commercial business segment. Sales of Bath and Kitchen for the first nine months of 2004 increased 10% (4% excluding favorable foreign exchange translation effects) to $1.835 billion from $1.668 billion in the first nine months of 2003. This increase was due principally to the same factors affecting third quarter results.

     Segment income for Bath and Kitchen increased 27% (23% excluding favorable foreign exchange translation effects) to $54.6 million for the third quarter of 2004 from $43 million in the third quarter of 2003. Margins increased to 9.1% in the third quarter of 2004 from 7.7% in the third quarter of 2003 (up 160 basis points excluding unfavorable foreign exchange translation effects). Segment income in the third quarter of 2004 included a $5 million charge for streamlining costs related to a shift from high cost facilities to lower cost facilities in Europe and workforce reductions throughout the Bath and Kitchen business. These actions decreased margins by 80 basis points. Bath and Kitchen margins in the third quarter of 2004 benefited from our productivity initiatives, and improved pricing and mix in the Americas partially offset by cost escalations, streamlining actions and our additional investments in new products, suites and new advertising programs. Segment income for the first nine months of 2004 increased 37% (31% excluding favorable foreign exchange translation effects) to $155.8 million from $113.8 million in the first nine months of 2003. The increase resulted primarily for the same reasons as those responsible for the third quarter increase.

     Following is an analysis of changes in total sales, segment income and operating margin for Vehicle Control Systems for the third quarter of 2004 compared with the third quarter of 2003, showing the effect of foreign exchange translation.

		Three Months Ended
		September 30, 2004
				Excluding Foreign
	Three Months Ended			Exchange Translation
	September 30,		Percentage	2004
	2003	2004	Change	Adjusted	Percentage Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$327.8	$420.9	28%	$390.6	19%
Segment income	$42.4	$56.9	34%	$53.4	26%
Segment operating margin	12.9%	13.5%	0.6 pts.	13.7%	0.8 pts.

     Sales of Vehicle Control Systems for the third quarter of 2004 were $420.9 million, an increase of 28% (19% excluding favorable foreign exchange translation effects) from $327.8 million in the third quarter of 2003. The increase, exclusive of foreign exchange effects, was driven by higher truck builds, increased content per vehicle, including new applications, and strong growth in our aftermarket business. Sales in Europe, our largest market, increased 26% (14% excluding favorable foreign exchange translation effects) in the third quarter. This was driven by a 37% (26% excluding favorable foreign exchange translation effects) increase in sales to our European truck and bus original equipment manufacturing customers, which outperformed the 18% increase in the Western European truck and bus market. European aftermarket sales were significantly better than the general European economy. Sales were up 44% in North America (with little effect from foreign exchange translation), outperforming the U.S. market. In Asia our sales were up 26% (21% excluding favorable foreign exchange translation effects) and in Latin America our sales were up 43% (44 % excluding unfavorable foreign exchange translation effects); both regions outperformed truck and bus markets in the quarter. Backlog at quarter end was $751 million, up 38% (29% excluding favorable foreign exchange translation effects) from last year. Sales of Vehicle Control Systems for the first nine months of 2004 increased 28% (17% excluding favorable foreign exchange translation effects) to $1.267 billion from $992 million in the first nine months of 2003, primarily for the reasons cited for the third quarter increase.

     Segment income for Vehicle Control Systems for the third quarter of 2004 increased 34% (26% excluding favorable foreign exchange translation effects) to $56.9 million from $42.4 million in the third quarter of 2003. Segment operating margins increased to 13.5% from 12.9% in the third quarter of 2003. Strong volume growth and productivity improvements were partially offset by price reductions and an increase in warranty expense. Segment income for Vehicle Control Systems for the first nine months of 2004 was $169.2 million, an increase of 23% (12% excluding favorable foreign exchange translation effects) from $137.1 million in the first nine months of 2003, primarily for the reasons cited for the third quarter increase. Additionally, we settled a warranty issue with one of our major customers which caused us to recognize an incremental $14 million of warranty expense in the second quarter.

Other Summary Segment and Income Data Items

     Equity in net income of unconsolidated joint ventures decreased to $6.8 million for the third quarter of 2004 from $7.4 million for the third quarter of 2003 and increased to $21.8 million for the first nine months of 2004, from $18.5 million in the first nine months of 2003. The decrease in the quarter primarily resulted from weaker performance in our truck brake joint venture in India and our air conditioning compressor joint venture in the U.S. Both of these businesses performed better in the first half of 2004 than in the first half of 2003, and overall contributed to the improvement for the first nine months of 2004.

     Interest expense increased by $0.1 million in the third quarter of 2004 and decreased by $2.4 million for the first nine months of 2004 compared to the year-earlier quarter and first nine months. The slight increase in the quarter is due to higher average interest rates, which more than offset the impact of lower average debt balances. For the first nine months of 2004 the decrease is mainly due to lower average debt balances slightly offset by the impact of higher average interest rates for the first nine months of 2004.

     Corporate and other expenses increased by $6.1 million in the third quarter of 2004 and by $32.4 million in the first nine months of 2004 compared to the year-earlier quarter and first nine months. The increase for the third quarter was principally due to increased incentive compensation, provisions for self-insurance, minority interest expense and Sarbanes-Oxley related expenses. The increase in the first nine months related primarily to the reasons cited for the third quarter increase as well as higher post-employment costs and unfavorable realized foreign exchange transaction effects. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 10 of Notes to Financial Statements, primarily includes some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provision for the third quarter of 2004 was $44.0 million and for the first nine months of 2004 was $150.1 million, or 22.0% and 27.3%, respectively, of income before income taxes, compared with provisions of $55.1 million and $143.9 million, or 31.0% of income before income taxes in the same periods of 2003. The effective income tax rates for the 2004 periods were lower than the 31% rate we had expected because of two tax items. In prior periods we had recorded a withholding tax liability for the possible distribution of earnings of certain foreign subsidiaries. We have made a decision that these earnings will not be distributed as dividends and in connection with the completion of our 2003 U.S. tax return concluded that if they were to be distributed that they would no longer result in a net tax. In connection with this item we recorded an $18 million tax benefit in the third quarter of 2004. Additionally, in the second quarter of 2004 we recognized the benefit of a foreign net operating loss of $2.7 million previously considered unrealizable.

Liquidity and Capital Resources

     Net cash provided by operating activities was $462.6 million for the first nine months of 2004, compared with net cash provided by operating activities of $473.8 million for the same period of 2003. The $11.2 million decrease was primarily the result of higher inventory levels, driven by increased raw material commodity costs and higher tax payments in 2004. The higher tax payments were the result of a tax refund received in 2003. These items were partially offset by higher net income in 2004 and proceeds of $29.5 million from the settlement with a bankruptcy trustee representing a small portion of the Company’s insurance carriers. See Note 6 of Notes to Consolidated Financial Statements for more information on the insurance settlement.

     In investing activities, we made capital expenditures of $119.0 million for the first nine months of 2004. This compared with capital expenditures of $126.5 million in the first nine months of 2003, including $24.3 million of investments in affiliated companies and other businesses. We invested $30.7 million in computer software in the first nine months of 2004 and $29.4 million in the first nine months of 2003. We also made a loan of $17.9 million to our unconsolidated air conditioning compressors joint venture in the first nine months of 2004. Investing activities in 2004 were partly offset by proceeds of $13.9 million from the sale of miscellaneous assets, consisting primarily of the sale of land in the U.S. for $9.4 million.

     The excess of cash provided by operating activities over cash used by investing activities in the first nine months of 2004 was $308.9 million and was used to fund net financing activities of $194.1 million. Additionally the effect of exchange rate changes on cash and cash equivalents was $0.8 million. This resulted in a net increase in cash of $115.6 million. Financing expenditures consisted primarily of the purchase of approximately 6.6 million shares of the Company’s common stock for $237.6 million pursuant to the Company’s share repurchase program. Those expenditures were partly offset by net borrowings of $4.1 million, cash proceeds of $26.9 million realized from the exercise of stock options, $5.4 million realized from Sterling denominated foreign exchange forward contracts and $7.1 million from other miscellaneous transactions. This compares with an excess of cash provided by operating activities over cash used by investing activities in the first nine months of 2003 totaling $323.4 million that was used to fund net financing activities of $217.9 million, resulting in an increase in cash of $104.9 million. Financing expenditures in the first nine months of 2003 consisted primarily of net debt repayments of $193.8 million and the purchase of approximately 4.5 million shares of the Company’s common stock for $105.2 million pursuant to the Company’s share repurchase program. Those expenditures were partly offset by cash proceeds of $39.3 million realized from the exercise of stock options, cash proceeds of $36.4 million from foreign exchange forward contracts, and $5.4 million from other miscellaneous transactions.

     We have one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. We did not renew a related 364-day, U.S. dollar revolving credit facility of $150 million when it expired on November 4, 2003, because amounts available under the five-year facility and other sources of financing available were considered sufficient for Company needs. We also have a Euro-denominated, 364-day bank credit agreement of $50 million (at September 30, 2004 exchange rates) that expires on October 31, 2004, and that was fully utilized as of September 30, 2004. The Company intends to renew this Euro-denominated 364-day bank credit agreement upon its expiration. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of September 30, 2004, because we have the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, we have available, other non-U.S. lines of credit totaling $23 million.

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

     At September 30, 2004, our total indebtedness was $1.669 billion. We had remaining borrowing capacity under our primary bank credit agreement at September 30, 2004, of $681 million after reduction for borrowings of $217 million and $102 million of outstanding letters of credit. We have $11 million available under other bank credit facilities after reduction for letters of credit usage of $12 million. In addition, we had $202 million available at September 30, 2004, under overdraft facilities that can be withdrawn by the banks at any time. In addition, we had other outstanding letters of credit issued by other banks of $56 million as of September 30, 2004.

     We believe that the amounts available from operating cash flows, funds available under our credit agreements and future borrowings under the remaining $681 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 will be sufficient to meet our expected operating needs and planned capital expenditures for the foreseeable future.

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

     We have commitments and performance guarantees, including energy savings guarantees totaling $40 million extending from 2004 to 2021, under long-term contracts related to our air conditioning equipment and system controls. Through September 30, 2004 we have only experienced one insignificant loss under such energy savings guarantees and consider the probability of losses to be unlikely. We also guarantee debt of third parties in the amount of $4 million as of September 30, 2004.

     Aggregate Contractual Obligations

     We have contractual obligations for long-term debt, leases, purchase obligations, pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations as of December 31, 2003, in our 2003 Annual Report on Form 10-K. There have been no material changes in those obligations since December 31, 2003.

Disclosure Regarding Forward Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature of future claims, the average payment to claimants, the amount of insurance recovery or legislation affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and natural gas necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2004;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures.

•	adoption of new accounting pronouncements promulgated by the FASB or other accounting standard setting agencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. The trial court has scheduled a new trial on such claims to commence in late February 2005.

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

     Through September 30, 2004, there have been 147,836 claims filed against the Company. At September 30, 2004, there were 122,989 pending claims, compared with 116,199 at the end of 2003, and 96,638 and 52,169 at the end of 2002 and 2001, respectively, reflecting updated information for all prior periods. Since receipt of its first asbestos claim more than fifteen years ago, through September 30, 2004, the Company has resolved 24,847 claims, and settlements of $49.5 million have been made, for an average payment per claim of $1,992. These settlement payments have substantially been paid or reimbursed or are expected to be substantially reimbursed by insurance.

     The Company has recorded an obligation of $72.9 million as of September 30, 2004, that represents the Company’s estimated payments to claimants associated with pending asbestos claims. It also has recorded a related asset of $51 million that represents the probable recoveries from insurance companies for such payments to claimants. The amount of the estimated obligations is based on the claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies, and an assessment of other entities’ responsibilities for the claims. The amount of the probable recoveries is based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date.

     On July 15, 2004, the Company agreed to a settlement with a bankruptcy trustee for a small portion of the Company’s insurance coverage, of which $29.5 million was received in the third quarter of 2004. In connection with the future liquidation of the bankruptcy trust the Company expects to receive additional payments. Proceeds from this settlement in excess of amounts related to known claims covered by these policies have been deferred until the liability, if any, for unknown claims can be determined.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

     The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. As of December 31, 2003, the unexpended authorization on the current program was $313,032,214. A summary of the repurchase activity for the first nine months of 2004 follows. All share and per-share amounts reflect the three-for-one stock split effective May 27, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as Part	That May Yet Be
	Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
December 31, 2003				$313,032,214
January 1-January 31	1,083,000	$34.87	1,083,000	$275,270,521
February 1-February 29	1,740,000	$35.71	1,740,000	$213,138,314
March 1-March 31	1,200,000	$37.03	1,200,000	$168,699,956

Total first quarter	4,023,000	$35.88	4,023,000

April 1-April 30	765,000	$36.32	765,000	$140,914,596
May 1-May 31	1,124,000	$35.19	1,124,000	$101,359,010
June 1- June 30	221,000	$38.43	221,000	$92,866,217

Total second quarter	2,110,000	$35.94	2,110,000

July 1-July 31	0	N/A	0	$92,866,217
August 1-August 31	315,000	$37.45	315,000	$81,070,449
September 1-September 30	114,000	$38.31	114,000	$76,703,368

Total third quarter	429,000	$37.68	429,000

Total through Sept 30	6,562,000 (b)		6,562,000	$76,703,368

(a)	As of December 31, 2003, the Company had two unexpended authorizations by the Board of Directors under its share repurchase program. The first, authorized by the Board of Directors on February 6, 2003, approved the purchase of shares in an amount not to exceed $150,000,000 with no expiration date. The unexpended balance of $63,032,214 under that authorization as of December 31, 2003, was used to repurchase shares in the first quarter of 2004. The second, authorized by the Board on December 4, 2003, approved the purchase of shares in an amount not to exceed $250,000,000, with no expiration date. The Company has been repurchasing stock under this program in the current year with a remaining unexpended balance of $76,703,368 at September 30, 2004.

(b)	All Share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b)	Reports on Form 8-K:

Report Date	Description
July 19, 2004	The financial results of the Company for the quarter ended June 30, 2004 (Items 9 and 12).

October 6, 2004	Amendment to the Employment of Frederic M. Poses (Items 1.01 and 9.01 (c)).

October 18, 2004	The financial results of the Company for the quarter ended September 30, 2004 (Items 2.02 and 7.01).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Richard S. Paradise

Richard S. Paradise
Vice President and Controller
(Principal Accounting Officer)
October 29, 2004

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
10	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors (as amended and restated effective October 7, 2004).

12	Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Employment Agreement of James E. Dwyer.