Form 10-K
period 2004-12-31
AMERICAN STANDARD COMPANIES INC
filed 2005-02-25
CIK 836102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☑      No ☐

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
Yes ☑      No ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2004 was approximately $8.6 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the close of business on February 18, 2005: Common Stock, $.01 par value, 214,501,304 shares.

Documents incorporated by reference:	Part of the Form 10-K into
Document (Portions only)	which document is incorporated.

Definitive Proxy Statement used in connection with the Annual
Meeting of Shareholders to be held on May 3, 2005	Part III

Page
PART I

Item 1. Business	1
Item 2. Properties	11
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 4A. Executive Officers of the Registrant	15

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6. Selected Financial Data	19
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	40
Item 8. Financial Statements and Supplementary Data	43
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A. Controls and Procedures	84
Item 9B. Other Information	87

PART III

Item 10. Directors and Executive Officers of the Registrant	88
Item 11. Executive Compensation	88
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13. Certain Relationships and Related Transactions	91
Item 14. Principal Accounting Fees and Services	91

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	92

Signatures	99
EX-10.6 SUMMARY OF EMPLOYMENT ARRANGEMENT
EX-10.12 TRUST AGREEMENT
EX-10.26 SUPPLEMENTAL SAVINGS PLAN
EX-10.30 CONSULTING AGREEMENT
EX-10.31 STOCK OPTION GRANT
EX-10.32 STOCK OPTION GRANT
EX-10.33 STOCK OPTION GRANT
EX-10.34 2005-2007 LONG-TERM INCENTIVE PLAN & 2005 ANNUAL INCENTIVE PLAN GOALS
EX-12 RATIO OF EARNINGS TO FIXED CHARGES
EX-21 LISTING OF HOLDING'S SUBSIDIARIES
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-23.1 CONSENT OF HAMILTON, RABINOVITZ & ALSCHULER, INC.
EX-24 POWER OF ATTORNEY
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

Important Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. For further information as to important risks and factors that could cause actual results to differ materially from management’s expectations, see “Item 1. Business”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Concerning Forward-Looking Statements.”

PART I

ITEM 1. BUSINESS

     American Standard Companies Inc. (the “Company”) is a Delaware corporation formed in 1988 to acquire all the outstanding common stock of American Standard Inc., a Delaware corporation (“American Standard Inc.”) incorporated in 1929. “American Standard” or the “Company” refers to the Company, or to the Company and American Standard Inc. or American Standard International Inc. (“ASII”), its wholly-owned subsidiary, including their subsidiaries, as the context requires.

Business Segments

     American Standard is a global, diversified manufacturer of high-quality, brand-name products in three major business segments: air conditioning systems and services; bath and kitchen fixtures and fittings; and vehicle control systems. American Standard is one of the largest providers of products in each of its three major business segments. An overview of each of the segments follows below.

Air Conditioning Systems and Services Segment (“Air Conditioning”)

     Air Conditioning Systems and Services is a global manufacturer of commercial and residential heating, ventilation and air conditioning (HVAC) equipment, systems and controls. It also provides aftermarket parts to the HVAC industry, performance contracting for the installation and maintenance of HVAC systems featuring its products, and service for its products and those of other manufacturers. Air Conditioning markets and sells its products and services globally under the TRANE® name and, for U.S. residential and light commercial applications, under both the TRANE® and AMERICAN STANDARD® names.

     Air Conditioning, with revenues of $5.345 billion in 2004, accounted for 56% of Company sales and 56% of its segment income. Approximately 60% of Air Conditioning’s revenue in 2004 was derived from sales of equipment, parts and services to the replacement, renovation and repair market segment, and the remainder was derived from new construction. Revenue from the commercial and residential markets accounted for approximately 75% and 25%, respectively, of Air Conditioning’s total revenue in 2004. In 2004, Air Conditioning derived 27% of its revenue from sales outside the U.S. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The products manufactured by Air Conditioning include chillers and air handlers, light and large commercial unitary equipment, heat pumps, residential condensing units and furnaces, and fan coils. Air Conditioning also produces a wide range of HVAC controls: from electromechanical controls on its equipment, to thermostats that regulate room and building temperature, to integrated building automation systems that automatically control a building’s performance, including its energy consumption, air quality and comfort.

     Air Conditioning has a broad global network of company-owned and independent agents and distributors distributing its products primarily through two separate distribution channels: a commercial channel and a “dealer” channel. The commercial channel is served by 188 company-owned and independent commercial sales offices (CSOs), about half in the U.S. and Canada and the remainder throughout Europe, mid-East, Latin America and Asia Pacific regions. CSOs sell equipment, systems and controls primarily to mechanical contractors and building owners’ agents, such as architects and consulting engineers. A growing area is sales direct to building owners, primarily through national account relationships with owners or operators that manage a distributed network of facilities such as retail and hospitality chains, federal, state and local governments and agencies, and process manufacturers (e.g., pharmaceuticals and electronics). In addition to selling original equipment, the Trane CSOs also manage a network of over 120 parts centers serving the needs of company-owned and independent HVAC service companies. In North America and Europe, the CSOs also have an extensive network of service technicians and applications engineers that provide design, installation, consulting and maintenance services and controls contracting. Outside the U.S. and

Canada, in addition to servicing the commercial channel, CSOs sell residential products to independent dealer/installers.

     In the U.S. and Canada, the dealer channel is served by Company-owned sales offices and independent wholesale distributors with over 500 stocking locations who sell residential and light commercial unitary products (up to 25 tons) to dealers and contractors who sell and install the equipment. Trane brand residential products are also well positioned in the retail sales channel through an arrangement with Home Depot, the leading home improvement retailer, through which certain central heating and air conditioning systems are marketed to residential customers.

     Air Conditioning competes in all of its markets on the basis of the breadth, quality and reliability of its products and services, technological leadership, energy efficiency, price and value. Air Conditioning’s major competitors for residential products in the U.S. are Carrier, York, Rheem, Lennox and Goodman Industries. Major competitors of Air Conditioning’s commercial equipment in the U.S. and Canada are Carrier, York and McQuay. Major competitors of Air Conditioning’s control products in the U.S. and Canada are Johnson Controls, Siemens and Honeywell International Inc.

     As of December 31, 2004, Air Conditioning Systems and Services employed approximately 26,500 people and had 29 manufacturing plants in 10 countries.

Bath and Kitchen Segment

     Bath and Kitchen is a leading producer of bathroom and kitchen fixtures and fittings in Europe, the U.S., Central America and Asia. Its products, including sinks, toilets, faucets, tubs, showers, bathroom furniture and accessories, are marketed through retail and wholesale sales channels for residential and commercial markets.

     In 2004, Bath and Kitchen, with revenues of $2.440 billion, accounted for 26% of the Company’s sales and 20% of its segment income. Bath and Kitchen derived 66% of its total 2004 sales from operations outside the U.S. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Bath and Kitchen sales in 2004 were derived 51% from chinaware fixtures, 29% from fittings (typically brass), 9% from tubs, with the remainder from related bath and kitchen products. Throughout the world these products are generally sold through wholesalers and installed by plumbers and contractors. In the U.S., a significant and growing number of products are also sold through home improvement centers. In total, sales to the residential market account for approximately 79% of Bath and Kitchen sales, with sales to the commercial and industrial markets providing the remainder.

     Bath and Kitchen operates through three primary groups that are regionally focused: Europe, Americas and Asia

     Bath and Kitchen sells products in Europe primarily under the brand names IDEAL STANDARD, JADO, ARMITAGE SHANKS, DOLOMITE and PORCHER. The Company is currently increasing its focus on expanding the presence and scope of offerings of the Ideal Standard brand. It manufactures and distributes bathroom and kitchen fixtures and fittings through subsidiaries or joint ventures in Belgium, Bulgaria, the Czech Republic, Egypt, France, Germany, Greece, Italy, the Netherlands, the U.K., Spain, and distributes products in other European countries.

     Bath and Kitchen Americas Group manufactures bathroom and kitchen fixtures and fittings selling under the brand names AMERICAN STANDARD, STANDARD, PORCHER and JADO (manufactured in Europe) in the U.S. and under the brand names AMERICAN STANDARD, IDEAL STANDARD, and STANDARD through the Company’s wholly-owned operations in Mexico, Canada and Brazil, its majority-owned joint venture in Central

America and its unconsolidated joint venture in the Dominican Republic.

     In Asia, Bath and Kitchen manufactures bathroom and kitchen fixtures and fittings, selling under the brand names AMERICAN STANDARD, IDEAL STANDARD, and STANDARD through the Company’s wholly-owned operations in South Korea and Indonesia, and its majority-owned operations in Thailand and Vietnam. The group also operates in China through a majority-owned joint venture, which has ownership interests in seven joint ventures.

     The Company’s bath and kitchen products are sold in the replacement and remodeling market and the new construction market. The replacement and remodeling market accounts for about 60% of the Company’s European and Americas sales and about 17% of the sales in Asia, where there is more growth in new construction. In the U.S., the replacement and remodeling markets have shown substantial growth over the last few years and the Company has benefited from that growth. In Europe, the replacement and remodeling markets have historically been more stable than the new construction markets and have shown moderate growth over the past several years. The U.S. residential new construction market grew strongly in 2004 and the two prior years while the commercial new construction market grew slightly in 2004 but declined in 2003 and 2002. The residential new construction and commercial new construction markets in Europe have been rather static overall, with the exception of Germany, which declined in each of those years. The new construction market, in which builders or contractors make product selection, is more price-competitive than the replacement and remodeling market. In the replacement and remodeling market, consumers make the model selections and, therefore, this market is more responsive to quality and design than price, making it the principal market for higher-margin luxury products. Through expansion of manufacturing in low-cost locations, Bath and Kitchen has become more competitive, enabling it to increase sales of products in the lower and middle segments of both the new construction and remodeling markets.

     In an effort to capture a larger share of the replacement and remodeling market, Bath and Kitchen has introduced a variety of new product designs, new products with best-in-class performance characteristics and suites and collections designed to suit a variety of customer tastes. New offerings include additional colors and ensembles, bathroom suites designed by internationally known designers and electronically controlled products. The new Champion toilet, with America’s Best™ Flushing System, established strong presence and achieved good distribution in the wholesale and retail channels at product margins that are better than the category average. In Europe, Bath and Kitchen is increasing its focus on health and wellness through its bathing and showering businesses via new products, increased functionality and the addition of new consumer benefits. Faucet technology programs are focused on anti-leak, anti-scald, filtering and other features to meet emerging consumer and legislative requirements. The “total bathroom” concept, which, provides customers and consumers with fully coordinated and integrated suites of products, including sinks, toilets, faucets, tubs, showers, bathroom furniture and accessories, has been used successfully and broadly in Europe and Asia, is being expanded in the U.S. retail channel. Bath and Kitchen is also continuing programs to expand its presence in high-quality showrooms and showplaces featuring its higher-end products in certain countries. These programs, along with expanded sales training activities, have enhanced the image of the Company’s products with interior designers, decorators, consumers and plumbers.

     In the U.S., Bath and Kitchen products are marketed through both the wholesale and retail channels. Sales through the retail home center market channel have become a significant part of Bath and Kitchen sales (approximately 19% in 2004), but represent only approximately 5% of total Company sales.

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

     As of December 31, 2004, Bath and Kitchen employed approximately 27,700 people and, including affiliated companies, had 63 manufacturing plants in 25 countries.

     Bath and Kitchen has several major competitors in foreign markets, for the most part operating nationally. Friederich Grohe, the major manufacturer of fittings in Europe, is a pan-European competitor. In Europe, Sanitec and Roca are the major fixtures competitors and, in Asia, Toto is the major competitor. In the U.S., Bath and

Kitchen has several major competitors, including Kohler and, in selected product lines, Masco (Delta) and Fortune Brands (Moen). Bath and Kitchen competes in most of its markets on the basis of service to customers, product quality and design, reliability, price and value.

Vehicle Control Systems Segment

     Vehicle Control Systems, operating under the WABCO® name (“WABCO”), designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry. WABCO’s largest-selling products are pneumatic braking control systems and related electronic braking controls (“ABS” and “EBS”) and conventional components for heavy and medium-sized trucks, trailers and buses. In 2004 WABCO, with sales of $1.724 billion, accounted for 18% of the Company’s sales and 24% of its segment income. 78% of its 2004 revenue was derived from sales in Europe. The Company believes that WABCO is the worldwide technology leader for braking, stability, suspension and transmission controls for commercial vehicles. WABCO has a strong reputation for technological innovation and is a leading systems development partner with several major vehicle manufacturers. Electronic controls, first introduced in ABS in the early 1980s, are increasingly applied in other control systems sold to the commercial vehicle industry. WABCO also supplies electronic suspension controls to the luxury car and sport utility vehicle market.

     WABCO’s products are sold directly to vehicle and component manufacturers. Spare parts are sold through both original equipment manufacturers and an independent aftermarket distribution network. Although the business is not dependent on a single or related group of customers, sales of truck braking systems are dependent on the demand for heavy trucks. Some of the Company’s largest customers are DaimlerChrysler (Mercedes and Freightliner), Ford, GMC, Hino, Iveco (Fiat), MAN, Nissan, Paccar (Paccar and DAF), Scania, Volvo (Volvo and RVI) and Volkswagen. WABCO’s principal competitor is Knorr/Bremse. WABCO competes primarily on the basis of customer service, quality and reliability of products, global technological leadership, vehicle life-cycle expertise and price and value. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Western European market for new truck and bus production increased 17% in 2004 following an increase of 3% in 2003 and a decrease of 8% in 2002. The Brazilian market increased 23% in 2004 following an increase of 10% in 2003 and a decrease of 10% in 2002. During the years 2000 through 2004, WABCO has generally outperformed the heavy vehicle manufacturing markets as a whole, primarily from increased content per vehicle and improved market penetration.

     In North America, WABCO markets ABS and other vehicle control products through its fifty percent-owned, unconsolidated joint venture with Arvin Meritor Automotive Inc. (“Meritor WABCO”). In 2004, the North American truck market grew 34% following a 1% increase in 2003. In 2002, the North American truck market experienced 12% growth as U.S. customers actively purchased vehicles before the change in diesel engine emissions regulations affecting trucks manufactured after October 1, 2002.

     WABCO has developed an advanced electronic braking system, stability control systems, electronically controlled air suspension systems, automated transmission controls, tire pressure monitoring, automatic climate-control and door-control systems for the commercial vehicle industry. These systems have resulted in greater sales per vehicle for WABCO. WABCO participates in the passenger car market with an advanced, electronically controlled air suspension system now featured by the three leading German luxury car manufacturers. WABCO has expanded the air suspension system family to other luxury car and sport utility vehicle manufacturers in Europe and North America. A leading European truck manufacturer now includes WABCO electronic controls for automated transmissions in heavy vehicles as standard equipment. The Company believes that automated transmission control will be increasingly important in the industry. Other new products under development include further advancements in electronic braking, stability and safety controls, and driveline-control and suspension-control systems.

     Vehicle Control Systems is headquartered in Brussels, Belgium. Its principal manufacturing operations are in Germany, France, the United Kingdom, Poland, the Netherlands, Brazil and South Korea. In the U.S., the Meritor WABCO joint venture supplies the North American truck manufacturing market. The Company also has a majority-

owned partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co., a manufacturing partnership formed to produce air compressors designed by WABCO), and a majority-owned joint venture in China with MAFF to produce conventional products for the local market and export. In addition, WABCO has minority equity investments in joint ventures in India with TVS Group (Sundaram Clayton Ltd.) and in South Africa (WABCO SA).

     As of December 31, 2004, WABCO and affiliated companies employed approximately 6,700 people and had 11 manufacturing facilities and 17 sales organizations operating in 24 countries.

Business Segment Data

     Information concerning sales and segment income attributable to each of the Company’s business segments and geographic areas is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 15 of Notes to Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets of each of the Company’s business segments is set forth in Note 15 of Notes to Financial Statements, which is incorporated herein by reference. Information on backlogs and the seasonal aspects of the Company’s business are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Results of Operations by Business Segment” and “Cyclical and Seasonal Nature of Business,” respectively.

Company Goals

     American Standard has adopted the following performance goals:

•	Sales growth, through:

–	Delivering premier customer service,

–	Technological leadership and product innovation based on knowledge to meet changing customer needs,

–	Introducing new products, solutions and services,

–	Expanding marketing efforts, building brand awareness and differentiation, and

–	Geographic expansion.

•	Productivity improvement through:

–	Materials Management programs, and

–	Quality and Six Sigma programs.

•	Financial goals to improve asset utilization and return on capital, including:

–	Improving earnings per share, margins and cash flow,

–	Maintaining investment grade debt rating,

–	Maintaining or lowering the effective tax rate and

–	Maintaining or increasing the Company’s stock buy-back program and dividend payment

     Materials Management

     The Materials Management initiative is centered on leveraging collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve the supply chain. Materials Management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. It is also intended to identify opportunities to substitute lower-cost materials for higher-cost ones, without compromising quality, durability and safety. With material costs representing a significant portion of total costs, management believes that continued improvements realized through Materials Management could result in substantial savings.

     Management continues to adopt challenging goals for continuous performance improvement. In 2004, improvements from Materials Management programs were able to offset increasing commodity costs related to the purchase of steel, copper, aluminum and energy, which negatively impacted the Company by $98 million. Incremental benefits from this program were approximately $37 million in 2004, $100 million in 2003 and $105 million in 2002. The Company expects to incur approximately $200 million in additional costs from the commodities mentioned above, in 2005. The Company expects to generate savings from its Materials Management initiative that will significantly offset these additional costs.

     Six Sigma

     Six Sigma is a structured approach to achieving significant productivity improvements in business and manufacturing processes through data-driven decisions. Originally introduced to American Standard in 2000, more than 20,000 employees have been trained in Six Sigma tools that have contributed approximately $170 million in productivity gains.

     The Company continues to develop and deploy technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) through aggressive training and project deployment programs. By the end of 2004, the Company had 44 Master Black Belts, 673 Black Belts and 4,302 Green Belts who were certified or in training. To achieve such a designation, specific projects, timelines, milestones and savings must be achieved. Management is continually broadening the Six Sigma approach to cover functions beyond manufacturing. In the past two years it has provided specific Six Sigma training in safety, Materials Management, transactional analysis and design, deployment of new products, lean manufacturing, sales/marketing, maintenance and administrative processes.

     Linkage of Goals with Incentive Compensation Plans

     Management has adopted incentive compensation plans that are directly linked to achievement of the company-wide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

General

     Raw Materials

     The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and energy. The ability of the Company’s suppliers to meet performance and quality specifications and delivery schedules is important to the Company’s operations. Since 2000, the Company has integrated much of its raw materials procurement efforts into its Materials Management initiative. The energy and materials required for its manufacturing operations have been readily available. Although the Company does not foresee any significant raw material shortages, it does expect to incur higher costs for certain commodity raw materials in 2005. Also see “Company Goals–Materials Management.”

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

Business Segment	Trademark
Air Conditioning Systems and Services	TRANE ®
AMERICAN STANDARD ®

Bath and Kitchen	AMERICAN STANDARD ®
IDEAL STANDARD ®
STANDARD ®
PORCHER ®
JADO®
ARMITAGE SHANKS ®
DOLOMITE ®
AMERICAST ®
MELOH ®
VENLO ®
BORMA ®
VENESTA ®
SOTTINI ®
SANGRA ®

Vehicle Control Systems	WABCO ®

     The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

     Research and Product Development

     The Company made expenditures of $206 million in 2004, $192 million in 2003 and $185 million in 2002 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $140 million in 2004, $128 million in 2003 and $129 million in 2002 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, stability control systems, electronically controlled air suspension systems, automated transmission controls, tire pressure monitoring, automatic climate-control and door-control systems for the commercial vehicle industry. Air Conditioning Systems and Services’ research and development expenditures were primarily related to alternative refrigerants, compressors, heat transfer surfaces, airflow technology, acoustics and micro-electronic controls. Expenditures made by Bath and Kitchen related primarily to enhancing the functionality, performance and design of its products.

     Regulations and Environmental Matters

     The Company’s U.S. operations are subject to federal, state and local environmental laws and regulations. The Company has a number of proactive programs underway to minimize its impact on the environment and believes that it is in substantial compliance with environmental laws and regulations. A number of the Company’s plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. Remedial actions to which the Company is a party include approximately 28 current proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has potential liability based either on a past or current ownership interest in the site requiring remedial actions or based on disposal or alleged disposal of waste products at the site requiring remedial actions. Expenditures in 2004, 2003 and 2002 to evaluate and remediate such sites were not material.

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

     The Company’s international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. Currently, 19 of the Company’s international operations have ISO 14001 certification, and the Company believes it is in substantial compliance with existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company’s facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2004, 2003 and 2002 to evaluate and remediate these sites were not material. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

     The Company has derived significant revenues in recent years from sales of Air Conditioning Systems and Services using chlorofluorocarbons (“CFCs”) and hydrochloroflurocarbons (“HCFCs”). Production of certain CFCs, HCFCs and other chemicals with ozone-depletion potential is being phased out over various periods under regulations that require use of substitute permitted refrigerants in new equipment. Also, utilization of new refrigerants will encourage replacement or modification of existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs or HCFCs, is converted to operate on other refrigerants or replaced. The Company is unable to estimate the magnitude or timing of these conversions or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company’s products will be compatible with those substitutes. Although some of the Company’s commercial, residential and light commercial products will require modification for refrigerant substitutes, the Company does not expect any significant problems in complying with this changing regulatory environment.

     Certain federal and state statutes, including the National Appliance Energy Conservation Act of 1987, as amended, impose energy efficiency standards for certain of the Company’s air conditioning systems. The Company is a leader in developing energy-efficient products that meet or exceed these standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures for air conditioning manufacturers to continue to offer energy-efficient product choices to the customer. The Company believes that it has adequate financial resources to fund these efforts.

     Employees

     The Company employed approximately 61,500 people as of December 31, 2004 (excluding employees of unconsolidated joint venture companies). The Company has 16 major labor union contracts in the Americas (covering approximately 11,500 employees); three of which (covering approximately 2,200 employees) expired in 2004 and were renegotiated. Five of these contracts expire in 2005 (covering approximately 2,200 employees), and three expire in 2006 (covering approximately 2,600 employees). In addition, five contracts in Mexico (covering 4,500 employees) are negotiated on an annual basis. There can be no assurance that the Company will negotiate the labor contracts expiring during 2005 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect operational results.

     The Company also has 30 major labor contracts outside North America (covering approximately 22,000 employees). The Company does not anticipate any problems in renegotiating these contracts that would materially affect operational results.

     In March 2002, 450 Air Conditioning Systems and Services employees went on strike for approximately three weeks at the Ft. Smith, AR manufacturing facility. Since that time there have been no significant work stoppages. Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages in the future.

     Customers

     The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

     International Operations

     The Company conducts operations through subsidiaries in most of the countries of Western Europe, Bulgaria, the Czech Republic, Poland, Brazil, Canada, Mexico, Central American countries, China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in some of these countries and in other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 28 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company’s borrowings. The Company is also subject to political risks related to its foreign operations.

Available Information

     The Company’s Web site is www.americanstandard.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through the Web site. During the period covered by this report, the Company posted its periodic reports on Form 10-K and 10-Q and its current reports on Form 8-K and any amendments to those documents to its Web site as soon as reasonably practicable after those reports were filed or furnished electronically with the Securities and Exchange Commission. The Company will continue to post to its Web site such reports and amendments to those reports as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. There were no amendments to the Company’s periodic reports in 2004, 2003 and 2002.

Availability of Corporate Governance Principles and Board of Director Committee Charters

     The Board of Directors has adopted charters for its Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. The Board has also adopted Corporate Governance Principles, which include the Company’s Definition of Director Independence. The Corporate Governance Principles and each of the charters are available on the Company’s Web site. These materials, together with the Code of Conduct and Ethics referenced below, are available in print to any shareholder who requests them in writing by contacting the Secretary of the Company at One Centennial Avenue, Piscataway, New Jersey 08855.

Code of Conduct and Ethics

     The Company’s Code of Conduct and Ethics, which applies to all employees, including all executive officers and senior financial officers (including the Chief Financial Officer and the Controller) and directors, is posted on its Web site www.americanstandard.com. The Code of Conduct and Ethics is compliant with Item 406 of SEC Regulation S-K and the New York Stock Exchange corporate governance listing standards. Any changes to the Code of Conduct and Ethics that affect the provisions required by Item 406 of Regulation S-K will also be disclosed on the Web site. Any waivers of the Code of Conduct and Ethics for our executive officers, directors or senior financial officers must be approved by the Company’s Audit Committee and those waivers, if any are ever granted, would be disclosed on our Web site under the caption “Exemptions to the Code of Conduct and Ethics.” There have been no waivers to the Code of Conduct and Ethics.

New York Stock Exchange Annual Chief Executive Officer Certification

     The Company’s Chief Executive Officer submitted the New York Stock Exchange (“NYSE”) Annual CEO Certification as to the Company’s compliance with the NYSE’s corporate governance listing standards to the NYSE on May 7, 2004

Sarbanes-Oxley Act Section 302 Certifications

     The certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Form 10-K.

ITEM 2. PROPERTIES

     As of February 23, 2005, the Company conducted its manufacturing activities through 103 plants in 28 countries of which the principal facilities are:

Business Segment	Location	Major Products Manufactured at Location
Air Conditioning	Clarksville, TN	Commercial unitary air conditioning
Systems and Services	Fort Smith, AR	Unitary air conditioning
	La Crosse, WI	Applied air conditioning systems
	Lexington, KY	Air handling products
	Macon, GA	Commercial air conditioning systems
	Pueblo, CO	Applied air conditioning systems
	Lynn Haven, FL	Commercial unitary air conditioning
	Trenton, NJ	Residential gas furnaces and air handlers
	Tyler, TX	Residential air conditioning
	Vidalia, GA	Residential air handlers
	Waco, TX	Water source heat pumps and air handlers
	Columbia, SC	Coils
	Monterrey, Mexico	Reciprocating compressors
	Charmes, France	Applied air conditioning systems
	Golbey, France	Unitary air conditioning systems
	Taicang, China	Applied and unitary air conditioning systems
	Taipei, Taiwan	Unitary air conditioning systems
	Sao Paulo, Brazil	Unitary air conditioning systems

Bath and Kitchen	Salem, OH	Enameled-steel fixtures and acrylic bathtubs
	Tiffin, OH	Vitreous china
	Jundai, Brazil	Vitreous china
	Sevlievo, Bulgaria	Vitreous china and brass fittings
	Teplice, Czech Republic	Vitreous china
	Hull, England	Vitreous china and acrylic bathtubs
	Rugeley, England	Vitreous china and acrylic bathtubs
	Valencia Spain	Vitreous china
	Dole, France	Vitreous china
	Revin, France	Vitreous china and bathtubs
	Wittlich, Germany	Brass fittings
	Orcenico, Italy	Vitreous china
	Brescia, Italy	Vitreous china
	Trichiana, Italy	Vitreous china
	Aguascalientes, Mexico	Vitreous china
	Mexico City, Mexico	Vitreous china
	Monterrey, Mexico	Brass fittings
	Tlaxcala, Mexico	Vitreous china
	West Java, Indonesia	Vitreous china
	Beijing, China	Enameled-steel fixtures
	Guangdong Province, China	Vitreous china, fittings and enameled-steel fixtures
	Shanghai, China	Vitreous china and brass fittings
	Tianjin, China	Vitreous china
	Seoul, South Korea	Brass fittings
	Bangkok, Thailand	Vitreous china

Vehicle Control	Campinas, Brazil	Vehicle control systems
Systems	Leeds, England	Vehicle control systems
	Claye-Souilly, France	Vehicle control systems
	Hanover, Germany	Vehicle control systems
	Mannheim, Germany	Foundation brakes
	Gronau, Germany	Compressors and hydraulics
	Wroclaw, Poland	Vehicle control systems

     All of the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan; Monterrey, Mexico (Air Conditioning); and Claye-Souilly, France, which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In 2004, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

     The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters, which is leased, is located in Piscataway, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

     In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. Currently, there is no date set for a new trial on such claims.

     As previously reported, in November 2004 the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present.

     On February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of the French and European Union competition regulations.

     The Company is cooperating fully with these investigations and intends to vigorously defend itself against these lawsuits. The Company believes that the resolution of the matters described above would not, individually or in the aggregate, have a material adverse effect on the financial condition or liquidity of the Company but could be material to the Company’s operating results for the periods in which the liabilities, if any, would be recognized.

     Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of boilers and railroad brake shoes. In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants, often in excess of one hundred companies. Many of these lawsuits involve multiple claimants, do not specifically identify the injury or disease for which damages are sought and/or do not allege a connection between any Company product and a claimed injury or disease. As a result, numerous lawsuits have been placed and may remain on inactive or deferred dockets, which some jurisdictions have established.

     Historically, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed against the Company in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. Because of stabilization in the rate at which new claims are being filed and the Company’s added experience in resolving claims, the Company now believes a reasonable estimate of this liability can be made.

     In the fourth quarter of 2004, the Company retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims. Dr. Rabinovitz is a respected expert in performing complex calculations such as this. She has been involved in a number of asbestos-related valuations of current and future liabilities, and her valuation methodologies have been accepted by numerous courts.

     The methodology used by HR&A to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases

•	HR&A’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological data and the Company’s most recent five-year claims history

•	an analysis of the Company’s pending cases, by type of injury claimed

•	an analysis of the Company’s most recent five-year history to determine the average settlement value of claims, by type of injury claimed

•	an adjustment for inflation in the future average settlement value of claims, at a 3% annual inflation rate

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future

     Based on these factors, HR&A calculated a total estimated liability for the Company to resolve all pending and unasserted potential future claims through 2055, which is HR&A’s reasonable best estimate of the time it will take to resolve asbestos-related claims, of $699 million. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes legal fees. Based on HR&A’s analysis, in the fourth quarter of 2004 the Company increased its recorded liability for asbestos claims by $616 million, from $83 million to $699 million.

     As of December 31, 2004, the Company recorded an increase in the receivable for probable asbestos-related insurance recoveries of $309 million. This represents amounts due to the Company for previously settled and paid claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees.

     In the 4th quarter of 2004, the Company recorded a non-cash charge to income of $307 million ($188 million after tax), which, is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount the Company expects to recover from insurers with respect to that increased liability. This difference is due primarily to gaps in coverage, deductibles associated with the policies and settlements for less than the full coverage limits with carriers in insolvency proceedings and carriers with questionable credit-worthiness (“Gaps, Deductibles and Discounts”). In addition, because some insurance policy buy-out arrangements result in insurers paying the Company before liability payments are due to claimants, such settlements typically take into account the time-value of money and include some discount to reflect the early payment. This discount also contributes to the gap between the recorded liability and the recorded insurance receivable.

     The Company is in litigation against certain carriers whose policies it believes provide coverage for pending claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. While the Company cannot predict the outcome of this litigation with certainty, the Company believes that the amount recorded is probable of recovery based on its analysis of the coverage, the applicable law, historical trends in its and other insured parties’ settlements with insurers and the likelihood of achieving a settlement with some or all of the insurers.

     The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial, significantly exceeding the projected liability against the Company. However, limitations in that coverage, primarily due to Gaps, Deductibles and Discounts, are expected to result in the projected total liability to claimants and related expenses exceeding the probable insurance recovery. The Company settled with most of the insolvent carriers and carriers with poor credit quality whose policies it believes provide coverage for pending and projected future claims. 85% of the remaining recorded insurance recovery receivable will be from carriers rated A or better by AM Best.

     The amounts recorded by the Company for asbestos-related liability and insurance-related receivables are based on currently known facts. The Company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues among insurance carriers including allocation methodologies, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

     In 2003, the Company began a program of seeking recovery from excess carriers on the lower layers of its coverage. By early February 2005, the Company had reached significant settlements on two elements of this coverage, KWELM Management Services Ltd (“KWELM”) and Underwriters at Lloyd’s London through Equitas (“Equitas”).

     In July 2004, the Company agreed to a settlement with KWELM, as agent for various London-based carriers in bankruptcy, for a small portion of the Company’s insurance coverage, of which $29.5 million was received in the third quarter of 2004. In connection with the future liquidation of the bankruptcy trust the Company may receive additional payments.

     In February 2005, the Company reached agreement with Equitas, the London-based entity responsible for certain pre-1993 Lloyd’s of London policies in its insurance coverage, in the amount of $84.5 million. During the first quarter of 2005, $10 million of this will be paid directly to the Company to cover past asbestos and environmental costs, and $74.5 million will be placed in a trust until January 3, 2007. If during the trust period there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, this money will be used by Equitas for the legislative payment less some allowance to the Company for claims settlements that may be made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the funds in the trust, including accrued interest, will be disbursed to the Company.

     From receipt of its first asbestos claim more than twenty years ago to December 31, 2004, the Company has resolved 25,389 claims, and settlements of approximately $51 million have been made, for an average payment per claim of $2,003. The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

				Total pre-
	2002	2003	2004	12/31/04
Open claims – January 1	52,985	97,200	116,549	N/A
New Claims filed	45,404	26,295	12,059	150,706
Claims settled	431	430	812	8,090
Claims dismissed	758	6,516	2,479	17,299
Open claims – December 31	97,200	116,549	125,317	N/A

     Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. This is demonstrated by the fact that approximately 40% of all claims filed against the Company were filed in a 20-plus year period prior to 2002, 40% were filed in the 16-month period from January 2002 through April 2003, and the remaining 20% were spread relatively evenly over the next 20 months through December 2004. The Company believes that the dramatic increase in filings in the 16-month period from January 2002 through April 2003 was influenced by the bankruptcy filings of numerous asbestos defendants in asbestos-related litigation and the prospect of various forms of state and federal judicial and legislative reforms.

     For a discussion of environmental issues see “Item 1. Business–General–Regulations and Environmental Matters.” See also Note 14 of Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of February 23, 2005 with respect to each person who is an executive officer of the Company:

Name	Age	Position with Company
Frederic M. Poses	62	Chairman and Chief Executive Officer
Lawrence B. Costello	57	Senior Vice President, Human Resources
G. Peter D’Aloia	60	Senior Vice President and Chief Financial Officer
James E. Dwyer	46	Senior Vice President, and President, Bath and Kitchen
Mary Elizabeth Gustafsson	45	Senior Vice President, General Counsel and Secretary
W. Craig Kissel	53	Senior Vice President, and President, Trane Commercial Systems
Jacques Esculier	45	Vice President, and President, Vehicle Control Systems
R. Scott Massengill	42	Vice President and Treasurer
David R. Pannier	54	Vice President, and President, Residential Systems
Richard S. Paradise	43	Vice President and Controller

     Each officer of the Company is elected by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her election or such officer’s earlier resignation or removal.

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

     Mr. D’Aloia was elected Senior Vice President and Chief Financial Officer effective February 2000. Prior to that he was employed by AlliedSignal Inc., most recently serving as Vice President-Business Development. He spent 27 years with AlliedSignal Inc. in diverse management positions, including Vice President-Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials sector. Mr. D’Aloia is a Director of FMC Corporation and AirTran Airways.

     Mr. Dwyer was elected Senior Vice President of the Company and President, Bath and Kitchen effective September 2004. Prior to joining the Company, he spent a decade in senior executive roles with major consumer enterprises, including PepsiCo Inc., where he served as President of Tropicana Products, North America, Vice President of Merger Integration and Senior Vice President, Marketing North America during his career.

     Ms. Gustafsson was elected Senior Vice President, General Counsel and Secretary of the Company effective January 2005. From January 2003 until January 2005, Ms. Gustafsson served as chief counsel for the air conditioning systems and services business of the Company. Upon joining the Company in September 2001 until January 2003, she served as chief corporate counsel with responsibility for corporate legal activities for the Company. Prior to joining the Company, Ms. Gustafsson spent five years with Allied Signal Inc./Honeywell where she held positions of increasing responsibility including chief counsel to Allied Signal Inc./Honeywell’s $1 billion electronic materials business.

     Mr. Kissel was elected Senior Vice President of the Company in January 1998 and serves as President of Trane Commercial Systems, effective January 2004. From 1998 through December 2003 he served as President of Vehicle Control Systems. Before that he was Vice President of Air Conditioning Systems and Services’ Unitary Products Group, and later named Group Executive.

     Mr. Esculier was elected President of Vehicle Control Systems effective January 1, 2004. He joined the company in June 2002 as Vice President of Trane’s International Commercial Systems business in Europe. Prior to that he spent more than six years in a variety of leadership positions with AlliedSignal Inc./Honeywell.

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

     Mr. Paradise was elected Vice President and Controller in July 2002. He joined the Company as Assistant Controller in February 2000. Prior to that he spent ten years with AlliedSignal Inc. where he held financial positions of increasing responsibility, including Director of Six Sigma and Credit, after beginning his career with PricewaterhouseCoopers as an auditor.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of the Company is listed on The New York Stock Exchange (the “Exchange”) under the symbol “ASD.” The common stock was first traded on the Exchange on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company’s common stock. Prior to the offering there was no established public trading market for the Company’s shares.

     The Company’s Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 560,000,000 shares of common stock, par value $.01 per share, and 2,000,000 shares of preferred stock, par value $.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. The Company also has a Rights Agreement. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in ownership of the common stock of the Company.

     On May 27, 2004, the Company completed a three-for-one common stock split.

     As of February 15, 2005 there were 702 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 65,700 beneficial owners of its common stock as of February 14, 2005.

     On January 31, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $0.15 per share of outstanding common stock. The quarterly dividend will be paid on March 25, 2005 to all common shareholders of record as of February 28, 2005.

     Set forth below are the high and low sales prices for shares of the Company’s common stock for each quarterly period in 2003 and 2004. The 2003 and first and second quarter of 2004 prices have been adjusted for the Company’s three-for-one stock split. The split became effective May 27, 2004, for holders of record as of May 18, 2004.

2003	High	Low
First quarter	$24.06	$21.28
Second quarter	$26.52	$22.73
Third quarter	$28.37	$24.03
Fourth quarter	$34.00	$28.17

2004	High	Low
First quarter	$38.33	$33.10
Second quarter	$40.93	$33.60
Third quarter	$40.55	$36.22
Fourth quarter	$41.82	$34.41

     On February 3, 2005 the Company’s Board of Directors approved an additional $400 million to purchase shares of the Company’s common stock in the open market. As of February 11, 2005, the unexpended authorization on the current program, together with amounts remaining under prior programs totaled $412,236,204. The Company plans to expend $400 million for share repurchases in 2005. A summary of the repurchase activity for 2004 follows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a description of the Company’s stock repurchase program. All share and per-share amounts reflect the three-for-one stock split effective May 27, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Maximum Dollar
				of Shares	Value of Shares
				Purchased as Part	That May Yet Be
	Total Number		Average	of Publicly	Purchased Under
	of Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		Per Share	or Programs	or Programs (a)
December 31, 2003					$313,032,214

January 1-January 31 (b)	1,120,691		$34.87	1,083,000	$275,270,521
February 1-February 29	1,740,000		$35.71	1,740,000	$213,138,314
March 1-March 31	1,200,000		$37.03	1,200,000	$168,699,956

Total first quarter	4,060,691		$35.88	4,023,000

April 1-April 30	765,000		$36.32	765,000	$140,914,596
May 1-May 31	1,124,000		$35.19	1,124,000	$101,359,010
June 1- June 30	221,000		$38.43	221,000	$92,866,217

Total second quarter	2,110,000		$35.94	2,110,000

July 1-July 31	0		N/A	0	$92,866,217
August 1-August 31	315,000		$37.45	315,000	$81,070,449
September 1-September 30	114,000		$38.31	114,000	$76,703,368

Total third quarter	429,000		$37.68	429,000

October 1-October 31	400,000		$35.64	400,000	$62,446,908
November 1-November 30	0		N/A	0	$62,446,908
December 1-December 31	0		N/A	0	$62,446,908

Total fourth quarter	400,000		$35.64	400,000

Total through December 31	6,999,691	(c)		6,962,000	$62,446,908

(a)
As of February 11, 2005, the Company had two unexpended authorizations by the Board of Directors under its share repurchase program. The first, authorized by the Board of Directors on December 4, 2003, approved the purchase of shares in an amount not to exceed $250 million, with no expiration date. The unexpended balance of $12,236,204 under that authorization will be used to repurchase shares during the first quarter of 2005. The second, authorized by the Board of Directors on February 3, 2005, approved the purchase of up to an additional $400 million of common stock with no expiration date.

(b)	Includes 37,691 shares that were returned to the Company by the Chief Executive Officer to satisfy his withholding tax liabilities upon the vesting of 83,333 shares of restricted stock.

(c)	All share repurchases other than those described in note (b) were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share data)	Year Ended December 31,
	2004	2003	2002	2001	2000
Segment and Income Statement Data:
Segment sales:
Air Conditioning Systems and Services	$5,345.5	$4,974.6	$4,743.9	$4,692.2	$4,726.1
Bath and Kitchen	2,439.5	2,234.8	1,994.4	1,812.7	1,803.5
Vehicle Control Systems	1,723.8	1,358.2	1,057.1	960.4	1,068.8

Total sales	$9,508.8	$8,567.6	$7,795.4	$7,465.3	$7,598.4

Segment income:
Air Conditioning Systems and Services	$556.1	$521.6	$537.4	$515.2	$531.4
Bath and Kitchen	196.9	139.5	154.7	147.5	161.5
Vehicle Control Systems	231.3	176.6	138.7	124.4	146.8

Total segment income (a)	984.3	837.7	830.8	787.1	839.7

Equity in net income of unconsolidated joint ventures	28.2	25.9	26.6	18.5	30.0
Asbestos indemnity charge, net of recoveries (b)	(320.2)	(10.0)	(3.3)	–	–
Gain on sale of water heater business (c)	–	-	–	–	57.3
Restructuring and asset impairment charges (d)	–	-	–	–	(69.5)
Interest expense	(114.9)	(117.0)	(129.0)	(168.7)	(198.7)
Corporate and other expenses (a)	(214.5)	(187.4)	(168.9)	(160.6)	(149.4)

Income from continuing operations before income taxes	362.9	549.2	556.2	476.3	509.4
Income taxes (a)	(49.5)	(144.0)	(185.2)	(181.3)	(194.2)

Income from continuing operations	$313.4	$405.2	$371.0	$295.0	$315.2

Per share:
Basic	$1.46	$1.87	$1.71	$1.38	$1.50
Diluted	$1.42	$1.83	$1.68	$1.35	$1.45

Average number of outstanding common shares:
Basic	214,835,002	216,809,658	217,049,925	214,359,657	210,369,855
Diluted	220,584,135	221,150,472	220,924,698	219,353,988	216,593,016

Balance Sheet Data (at end of period):
Total assets	$6,841.8	$5,878.7	$5,143.8	$4,831.4	$4,744.7
Total debt	$1,507.9	$1,679.1	$1,959.2	$2,212.1	$2,471.7

     (a) In 2004 segment income includes $46.1 million and corporate and other expenses includes $0.3 million ($32.0 million after tax, or $.15 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 1,695 jobs during 2004, comprised of $7.7 million for Air Conditioning Systems and Services, $33.0 million for Bath and Kitchen and $5.4 million for Vehicle Control Systems. Income taxes include a tax benefit of $14.4 million related to those expenses. Income taxes in 2004 includes a $39.2 million benefit ($.18 per diluted share) including an $18.5 million benefit for the resolution of tax audits, an $18.0 million benefit relating to a reduction in withholding tax liabilities due to a decision not to distribute the earnings of certain foreign subsidiaries and $2.7 million of other tax items. In 2003 segment income includes expenses of $38.9 million ($27.3 million after tax, or $.12 per diluted share) related to the elimination of 870 jobs in the fourth quarter, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $11.6 million related to those expenses. Income taxes in 2003 includes a $26.7 million benefit ($.12 per diluted share) principally because of the resolution of audits and approval of claims for research and development tax credits. In the fourth quarter of 2001 the Company recorded expenses of $53.1 million ($35.8 million after tax, or $.16 per diluted share) related to the elimination of approximately 1,700 salaried positions, comprised of $12.7 million for Air Conditioning Systems and Services, $14.7 million for Bath and Kitchen, $15.8 million for Vehicle Control Systems and $9.9 million for corporate headquarters.

     (b) In the fourth quarter of 2004, the Company recorded a $307 million ($188 million, net of tax benefit, or $.85 per diluted share) charge covering estimated net payments for pending and future asbestos-related claims. Certain reclassifications were made to prior periods to reflect asbestos indemnity charges, to be consistent with 2004. For a detailed description of the asbestos indemnity charge, see Item 3. Legal Proceedings.

     (c) In 2000, the Company sold its Calorex water heater business for a gain of $57 million ($52 million after tax, or $.24 per diluted share).

     (d) In 2000, the Company recorded a net restructuring and asset impairment charge of $70 million ($51 million, net of tax benefits, or $.24 per diluted share). These charges consisted of $26 million for Air Conditioning Systems and Services, $34 million for Bath and Kitchen and $15 million for Vehicle Control Systems, partly offset by a $5 million reduction of charges taken in prior years.

     For a comparative analysis of certain line items in the Segment and Income Statement Data section of this table, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. The Company achieved record sales and segment income for the full year of 2004. Sales were $9.509 billion, up 11% from $8.568 billion a year ago and segment income was $984.3 million up 18% from a year ago. Earnings were $1.42 per diluted share, down 22% from $1.83 per diluted share a year ago. The Company generated $764.7 million in net cash provided by operating activities and reduced debt by $171 million to $1.508 billion. Management believes that the Company’s sales growth outperformed or was in line with most of its markets in 2004, with all segments contributing to the gain. The 18% increase in Segment Income in 2004 as compared with 2003, was driven primarily by a 41% increase in Bath and Kitchen and a 31% increase in Vehicle Control Systems. The primary drivers of the increase were improved volume and mix, savings from our Materials Management and Six Sigma programs, benefits from 2003 job eliminations, foreign exchange and price improvements in Bath and Kitchen. These increases were partially offset by higher raw material commodity costs, primarily in Air Conditioning and investments and other cost escalations in all of our businesses. 2004 segment income included $46.1 million ($31.8 million net of a $14.3 million tax benefit, or $.15 per diluted share) of operational consolidation expenses, primarily for the elimination of 1,694 jobs as compared with 2003 which included expenses of $38.9 million ($27.3 million net of an $11.6 million tax benefit, or $.12 per diluted share) for the elimination of 870 jobs as a result of streamlining actions initiated in the fourth quarter of 2003. The 2003 job eliminations contributed $30 million of savings in 2004. The 2004 actions are expected to result in approximately $30 million of savings in 2005. Additionally, the Company expects to incur approximately $200 million in higher raw material commodity costs in 2005. These costs are expected to be significantly offset by savings from our Materials Management initiative. The reason for the decline in earnings per diluted share in 2004 as compared with 2003, was a charge of $307 million ($188 million net of a $119 million tax benefit, or $.85 per diluted share) covering estimated net payments for pending and future asbestos-related claims, which was recorded in the fourth quarter. For a detailed description of the asbestos indemnity charge, see Item 3. Legal Proceedings. The income tax provision for 2004 included a $39.2 million tax benefit ($.18 per diluted share) from the following items: $18.5 million from the resolution of tax audits, $18 million related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries and $2.7 million related to the benefit recognized on other tax items. The combined effect of the $39.2 million tax benefits that occurred in 2004, the $119 million tax benefit related to the asbestos indemnity charge, together with other ongoing tax planning activities, reduced the effective income tax rate to 13.6% for the year. Without the $39.2 million of tax benefits discussed above and the asbestos indemnity charge and the related tax benefit, the tax rate for 2004 would have been 31%.

     The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Item 6, “Selected Financial Data”. Year-over-year changes in segment sales and segment income and, in certain cases, segment operating margins, for 2004 compared with 2003 and 2003 compared with 2002 are presented both with and without the effects of foreign exchange translation. Presenting results of operations excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them in understanding the operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting the analysis in this manner is also useful to shareholders in understanding the core business segment operating results and trends. Approximately half of our business is outside the U.S., therefore changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. These additional measurements are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

     For a five-year summary of segment sales and segment income and other income statement information, refer to Item 6, “Selected Financial Data” on page 19, and for additional data on segments refer to Note 15 of Notes to Financial Statements. The following discussion and analysis addresses year-to-year changes in certain line items shown in the

Segment and Income Statement Data in the Selected Financial Data on page 19. The Geographic Distribution of Sales is presented based upon country of destination.

Results of Operations for 2004 Compared with 2003 and 2003 Compared with 2002

     Consolidated sales for 2004 were $9.509 billion, an increase of $941 million or 11% (7% excluding favorable foreign exchange translation effects), from $8.568 billion in 2003. Sales increased 7% for Air Conditioning Systems and Services, 9% for Bath and Kitchen and 27% for Vehicle Control Systems.

     Segment income for 2004 was $984.3 million, an increase of $146.6 million, or 18% (14% excluding favorable foreign exchange translation effects), from $837.7 million in 2003. Segment income increased 7% for Air Conditioning Systems and Services, 41% for Bath and Kitchen and 31% for Vehicle Control Systems. Segment income for 2004 included $46.1 million of operational consolidation expenses, primarily for the elimination of 1,694 jobs, comprised of $7.7 million for Air Conditioning Systems and Services, $33.0 million for Bath and Kitchen and $5.4 million for Vehicle Control Systems. Segment income for 2003 included $38.9 million of expense for the elimination of 870 jobs, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems.

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

Segment Percentages of Sales				Geographic Distribution of Sales
	2004	2003	2002		2004	2003	2002
Air Conditioning Systems and Services	56%	58%	61%	United States	50%	53%	57%
Bath and Kitchen	26%	26%	26%	Europe	33%	31%	28%
Vehicle Control Systems	18%	16%	13%	Other	17%	16%	15%

	100%	100%	100%		100%	100%	100%

Segment Percentages of Segment Income				Geographic Distribution of Segment Income
	2004	2003	2002		2004	2003	2002
Air Conditioning Systems and Services	56%	62%	65%	United States	49%	53%	67%
Bath and Kitchen	20%	17%	18%	Europe	33%	30%	23%
Vehicle Control Systems	24%	21%	17%	Other	18%	17%	10%

	100%	100%	100%		100%	100%	100%

Results of Operations by Business Segment

Air Conditioning Systems and Services Segment

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Sales	$5,345.5	$4,974.6	$4,743.9
Segment income	$556.1	$521.6	$537.4

     In 2004, sales of Air Conditioning Systems and Services increased 7% (6% excluding favorable foreign exchange translation effects).

     Following is an analysis of changes in sales, segment income and operating margin from 2003 to 2004 showing the effect of foreign exchange translation.

		Year Ended December 31, 2004
				Excluding foreign
				exchange translation
			Percentage	2004	Percentage
	2003	2004	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$4,974.6	$5,345.5	7%	$5,288.9	6%

Segment income	$521.6	$556.1	7%	$554.1	6%

Segment operating margin	10.5%	10.4%	-0.1 pts.	10.5%	0.0 pts.

Distribution of Air Conditioning Sales
by Market and Geography
	2004	2003	2002
Commercial	72%	73%	74%
Residential	28%	27%	26%

	100%	100%	100%

Replacement, Renovation and Repair	58%	57%	60%
Commercial New Construction	32%	34%	32%
Residential New Construction	10%	9%	8%

	100%	100%	100%

U.S.	73%	75%	77%
Asia	10%	10%	9%
Europe	8%	7%	7%
Other	9%	8%	7%

	100%	100%	100%

     The sales gain in 2004 was led by an 11% increase in residential air conditioning sales in the U.S., and a 13% (9% excluding favorable foreign exchange translation effects) increase in international commercial equipment sales. Sales in commercial parts, services and solutions were up 8% (6% excluding favorable foreign exchange translation effects), sales in North American unitary were up 5%, in line with North American unitary equipment markets and sales in North American applied equipment were down 6%. The commercial equipment market in the U.S. was up an estimated 4% in 2004 (based upon preliminary Air-Conditioning & Refrigeration Institute (“ARI”) data for commercial unitary markets and our own estimates for applied markets), following drops of 5% in 2003 and 11% in 2002. 2004 marks the first year that the commercial equipment markets have increased since 2000. The North American unitary equipment market was up an estimated 5% and the North American applied equipment market was up an estimated 3% for the year. The increasing demand for unitary products in the U.S. has led to better pricing. The Company announced commercial equipment price increases of 2-3% in the second quarter of 2004 and additional price increases of 3-5% in the fourth quarter of 2004. International sales were led by strong sales in Latin America and Asia. Commercial Equipment markets in Europe and the Middle East continue to improve slowly, while Asia Pacific markets overall remain strong. Sales in China were stronger in the fourth quarter of 2004 than in the first three quarters. Equipment prices outside of the U.S. were down modestly for the year as markets continued to be more competitive.

     Sales of our U.S. residential products increased 11% in 2004 as compared with 2003. The residential unitary markets were up an estimated 9% in 2004 based upon data published by ARI. Residential sales benefited from a strong demand for replacement units and a shift in demand towards high-efficiency units. Our strong position in the premium, high efficiency residential market was evidenced by an increase in sales of new, higher efficiency models. We implemented a price increase of up to 5%, effective December 1, 2004 following a 3% increase in the second quarter. Additionally, we strengthened our residential distribution as we continued to upgrade our current dealer network and sign new dealers. Our market share in the residential unitary market was essentially flat in 2004 as compared with 2003. Inventory levels at our distributors at the end of 2004 are slightly higher than they have been the past few years.

     Segment income of Air Conditioning Systems and Services in 2004 increased 7% (6% excluding favorable foreign exchange translation effects) to $556.1 million from $521.6 million in 2003. The increase in segment income was driven by higher volume and improved mix in the international commercial equipment business and in residential products, including a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins, and savings from productivity initiatives. The higher volume, improved mix and productivity savings were moderated by higher commodity metal prices, investments in new products and technologies and cost escalations. Overall margins decreased from 10.5% in 2003 to 10.4% in 2004. Segment income for 2004 included $7.7 million of operational consolidation expenses, primarily from the elimination of 205 jobs. Segment income for

2003 included $8.4 million of job elimination costs.

     Following is an analysis of changes in sales, segment income and operating margin from 2002 to 2003 showing the effect of foreign exchange translation.

		Year Ended December 31, 2003
				Excluding foreign
				exchange translation
			Percentage	2003	Percentage
	2002	2003	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$4,743.9	$4,974.6	5%	$4,899.7	3%

Segment income	$537.4	$521.6	-3%	$517.8	-4%

Segment operating margin	11.3%	10.5%	-0.8 pts.	10.6%	-0.7 pts.

     The sales gain in 2003 was led by a 10% increase in residential air conditioning sales in the U.S., and an 8% increase in commercial parts, service and solutions sales. Those increases were partly offset by lower sales in the North American and European applied equipment markets. In our commercial air conditioning business, sales performance was in line with the equipment markets on a global basis. Commercial equipment sales, which account for approximately 45% of the air conditioning segment sales, continued to feel the effects of a difficult economic environment and were flat year over year (down 2% excluding favorable foreign exchange translation effects). Commercial applied equipment sales decreased 3% and commercial unitary equipment sales decreased 1% on an exchange-adjusted basis, with the unitary business achieving sales gains in the second half of the year. The commercial equipment market in the U.S. was down an estimated 5% in 2003 (based upon ARI data), following drops of 11% in 2002 and 8% in 2001. This represents a cumulative decline of 22% since 2000. Customers continued to defer replacement of equipment, which accounted for about 57% of our equipment sales, and we estimate that non-residential construction activity in the U.S. declined approximately 4% year over year. Overall, we believe our share remained stable in these commercial markets, which, were weak, and price competitive. Sales of parts, services and solutions continued to grow, with double-digit growth rates outside the U.S. and 4% growth domestically. Sales of parts and solutions were strongest, as customers have less discretion to defer those types of purchases, with lower growth in routine services, where customers have more flexibility to defer spending. Sales outside the U.S., which are substantially commercial, grew 13% (7% excluding favorable foreign exchange translation effects), led by strong growth in Asia.

     We outperformed the domestic residential unitary market, which was up 2% for 2003 compared with 2002, based upon data published by ARI. In addition, the furnace market was up an estimated 2%. Residential sales benefited from strong demand for replacement units and a shift in demand towards high-efficiency units. Our strong position in the premium, high-efficiency market was evidenced by a substantial sales increase of new higher-efficiency models. Sales of our high-efficiency furnaces were up approximately 20% for 2003 compared with the prior year. We also saw growth in our marketing arrangement with Home Depot through which certain residential central heating and air conditioning systems are offered. The Company’s market share for residential products increased slightly more than one-half percentage point year over year, aided by the successful introduction of new products.

     Segment income of Air Conditioning Systems and Services in 2003 decreased 3% (4% excluding favorable foreign exchange translation effects) to $521.6 million from $537.4 million in 2002. The decrease was attributable primarily to lower volume, price, and unfavorable mix in applied and unitary products in the commercial equipment business. Additionally, segment income for 2003 included $8.4 million of expense for the elimination of 234 jobs primarily in the U.S. The declines mentioned above were partly offset by improved results in the residential business, from higher volumes and a favorable shift in customer demand to higher-capacity, higher-efficiency products with higher margins, and growth in commercial parts, service and solutions. Operating results also improved in all international operations, where segment income almost doubled. The positive impact of Materials Management and Six Sigma productivity initiatives offset cost escalations and investments in new product initiatives. Overall margins decreased from 11.3% in 2002 to 10.5% in 2003.

     BACKLOG–The worldwide backlog for Air Conditioning Systems and Services as of December 31, 2004, was $663 million, an increase of 15% (13% excluding favorable foreign exchange translation effects) from December 31, 2003. This increase primarily reflected an increase in commercial equipment markets in North America. Backlog is not necessarily predictive of future business as it relates only to some of our products and services. We expect markets to be up slightly in 2005.

Bath and Kitchen Segment

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Sales	$2,439.5	$2,234.8	$1,994.4
Segment income	$196.9	$139.5	$154.7

     Following is an analysis of changes in sales, segment income and operating margin from 2003 to 2004 showing the effect of foreign exchange translation.

		Year Ended December 31, 2004
				Excluding foreign
				exchange translation
			Percentage	2004	Percentage
	2003	2004	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$2,234.8	$2,439.5	9%	$2,317.2	4%

Segment income	$139.5	$196.9	41%	$187.8	35%

Segment operating margin	6.2%	8.1%	1.9 pts.	8.1%	1.9 pts.

Distribution of Bath and Kitchen Sales
by Market and Geography
	2004	2003	2002
Residential	79%	80%	78%
Commercial	21%	20%	22%

	100%	100%	100%

Replacement, Renovation and Repair	59%	60%	62%
Residential New Construction	26%	26%	24%
Commercial New Construction	15%	14%	14%

	100%	100%	100%

Europe	53%	50%	47%
U.S.	34%	34%	38%
Other	13%	16%	15%

	100%	100%	100%

     Sales by Bath and Kitchen were $2.440 billion in 2004, an increase of 9% (4% excluding favorable foreign exchange translation effects), from $2.235 billion in 2003. Sales in the Americas increased 5% (with little effect from foreign exchange translation), which came on top of 4% growth in 2003 (3% excluding favorable foreign exchange translation effects). Sales in 2004 benefited from sales of our Champion toilet, expanded marketing and promotional efforts and continued growth in the remodeling market in the U.S. Champion is having a positive impact on sales and margins in both wholesale and retail channels in the U.S. Both Home Depot and Lowe’s featured the Champion product line in circulars, magazines and promotions and we continue to feature Champion in television advertisements and public relations programs. We believe these programs not only benefit the Champion product line, but also help create awareness and interest in all American Standard products. Sales in the retail channel continue to grow, benefiting from our expanded luxury product offerings. In Europe, where our business is larger and our margin structure is better, sales increased 12% (2% excluding favorable foreign exchange translation effects). In Europe, where economic growth is slow, we continued to strengthen our market positions. We launched new suites and faucets and we introduced new products for the showering and wellness markets, which are the fastest growing segments in Europe. Additionally, we continued to strengthen our position in Eastern Europe. In Asia, sales increased 11% (10% excluding favorable foreign exchange translation effects), off a small but growing base. The new residential market in China grew at a slower pace in 2004, and our sales were essentially in line with the market. We continued to work on the development of several new products, product extensions and technologies and increased our investments in marketing and brand programs.

     Segment income of Bath and Kitchen was $196.9 million for 2004, an increase of 41% (35% excluding favorable foreign exchange translation effects) from $139.5 million for 2003. Operating margin was 8.1%, up from 6.2% in 2003. Segment income and margins for 2004 benefited from volume and price increases, mix improvement and productivity savings including the benefits of 2003 job eliminations. We continued to invest in new products with better performance features, new suite introductions, and our “total bathroom” strategy. We continued to decrease costs and improve productivity through Materials Management and Six Sigma initiatives. Segment income in 2004 included $33 million of operational consolidation expenses for the closure of two facilities and the elimination of 1,338 jobs in the Americas, Europe and Asia. Segment income in 2003 included $20.8 million of expense for the elimination of 526 jobs in the Americas and Europe. Excluding the $33 million of operational consolidation expenses in 2004, the $20.8 million of job elimination expenses in 2003 and foreign exchange translation effects, operating margin would have been up 240 basis points for 2004 as compared to 2003.

     Following is an analysis of changes in sales, segment income and operating margin from 2002 to 2003 showing the effect of foreign exchange translation.

		Year Ended December 31, 2003
				Excluding foreign
				exchange translation
			Percentage	2003	Percentage
	2002	2003	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$1,994.4	$2,234.8	12%	$2,080.0	4%

Segment income	$154.7	$139.5	-10%	$126.3	-18%

Segment operating margin	7.8%	6.2%	-1.6 pts.	6.1%	-1.7 pts.

     Sales by Bath and Kitchen were $2.235 billion in 2003, an increase of 12% (4% excluding favorable foreign exchange translation effects), from $1.994 billion in 2002. Sales of $25 million from a small acquisition in Europe completed in the first quarter of 2003 represented one percentage point of that gain. Sales in the Americas increased 4% (3% excluding favorable foreign exchange translation effects), which came on top of 14% growth in 2002 (with little effect from foreign exchange translation) when sales were helped by the expansion of our jetted-tub program at Home Depot. Sales in 2003 benefited from our expanded faucet business and the continued success of our “total bathroom” concept in the retail channel, selling integrated suites of products. Examples of these are the Standard Collection at Home Depot, introduced in 2002, and the Sottini suites, introduced near the end of 2002 at Lowe’s, both of which continued to experience good sales growth. In the wholesale channel, sales of luxury faucets increased significantly for the year and contributed to margin expansion. The Champion toilet, with America’s Best™ Flushing System, established strong presence and achieved good distribution in the wholesale channel in the last half of 2003 at product margins that were better than the category average. Champion had a positive impact on sales and margins in both wholesale and retail channels in the U.S. In Europe, where our business is larger and our margin structure is better, sales increased 20% (4% excluding favorable foreign exchange translation effects). Approximately half of that increase came from a small acquisition we made in the first quarter of 2003, and half from volume increases in markets that we estimate were flat overall, year over year. We continued to reinforce our strong market positions across Europe. In the fourth quarter of 2003, we launched new suites, advertising and promotional campaigns in France, Italy, the U.K. and Eastern Europe. In Asia, sales increased 14% (11% excluding favorable foreign exchange translation effects), off a small but growing base. The new residential market continues to be strong in China, and our sales significantly outgrew the market, driven by promotional activities surrounding our suites and the refurbishment of retail outlets. Sales in Korea and Thailand also increased strongly in 2003, resulting from successful new suite introductions.

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

Vehicle Control Systems Segment

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Sales	$1,723.8	$1,358.2	$1,057.1
Segment income	$231.3	$176.6	$138.7

     Following is an analysis of changes in sales, segment income and operating margin from 2003 to 2004 showing the effect of foreign exchange translation.

		Year Ended December 31, 2004
				Excluding foreign
				exchange translation
			Percentage	2004	Percentage
	2003	2004	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$1,358.2	$1,723.8	27%	$1,579.7	16%

Segment income	$176.6	$231.3	31%	$211.2	20%

Segment operating margin	13.0%	13.4%	0.4 pts.	13.4%	0.4 pts.

Distribution of Vehicle Control Systems Sales
by Market and Geography
	2004	2003	2002
OEM Conventional	35%	40%	39%
Electronic	45%	36%	36%
Aftermarket	20%	24%	25%

	100%	100%	100%

Europe	78%	78%	78%
U.S.	11%	11%	11%
Other	11%	11%	11%

	100%	100%	100%

     Vehicle Control Systems’ sales for 2004 were $1.724 billion, an increase of 27% (16% excluding favorable foreign exchange translation effects), from $1.358 billion in 2003. The increase, exclusive of foreign exchange translation effects, was attributable primarily to increased bus and truck production, expanded content per vehicle, including new applications, continued globalization of our technology and strong growth in our aftermarket business. We had strong performance in truck and bus brake control systems, transmission control systems, and compressors. Sales in Europe, our largest market, increased 26% (14% excluding favorable foreign exchange translation effects) in 2004. Original equipment sales exceeded the European truck and bus market, which increased an estimated 17%. Sales increased 36% in North America, slightly outperforming a market that increased an estimated 34%. In Asia and Latin America, our sales also outperformed truck and bus markets in the year. Our sales continued to grow in line with or outpace the heavy vehicle manufacturing markets through sales of our new control systems, expanding penetration on other vehicle platforms, new applications with existing customers, and geographic expansion in Asia.

     Segment income in 2004 increased 31% (20% excluding favorable foreign exchange translation effects) to $231.3 million from $176.6 million in 2003. Segment operating margin was 13.4%, up from 13.0% in 2003. Segment income in 2004 included $5.4 million of operational consolidation expenses related to the transfer of production from a facility in Europe to a lower-cost facility and the associated elimination of 135 jobs. The improvements in segment income and margins, excluding the favorable effects of foreign exchange translation, primarily reflected higher volume and savings from Materials Management and Six Sigma initiatives, which more than offset cost escalations and investments in new products and technologies. Additionally, we settled a warranty issue with one of our customers in the second quarter of 2004 that caused us to recognize an additional $14 million of warranty expense. Segment income in 2003 included $9.7 million of expense for the elimination of 110 jobs in Europe.

     Following is an analysis of changes in sales, segment income and operating margin from 2002 to 2003 showing the effect of foreign exchange translation.

		Year Ended December 31, 2003
				Excluding foreign
				exchange translation
			Percentage	2003	Percentage
	2002	2003	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$1,057.1	$1,358.2	28%	$1,167.7	10%

Segment income	$138.7	$176.6	27%	$150.4	8%

Segment operating margin	13.1%	13.0%	-0.1 pts.	12.9%	-0.2 pts.

     Vehicle Control Systems’ sales for 2003 were $1.358 billion, an increase of 28% (10% excluding favorable foreign exchange translation effects), from $1.057 billion in 2002. The increase was attributable primarily to increased content per vehicle, including new applications, and continued globalization of our technology. We had strong performance in truck and bus brake control systems and transmission control systems, and in air suspension systems for luxury cars and sport utility vehicles. Sales in Europe, our largest market increased 29% (6% excluding favorable foreign exchange translation effects) in 2003, outperforming the European truck and bus market, which increased 3%. Sales increased 18% in North America, outperforming a market that increased an estimated 1%. In Asia and Latin America, our sales also outperformed truck and bus markets in the year. Our sales continue to outperform the heavy vehicle manufacturing markets through sales of our new control systems, expanding penetration on other vehicle platforms, new applications with existing customers, and geographic expansion in Asia.

     Segment income in 2003 increased 27% (8% excluding favorable foreign exchange translation effects) to $176.6 million from $138.7 million in 2002. Segment operating margin was 13.0%, down from 13.1% in 2002. Segment income in 2003 included $9.7 million of expense for the elimination of 110 jobs in Europe. The improvements in segment income and margins primarily reflected volume leverage, savings from Materials Management and Six Sigma initiatives, and lower warranty costs incurred in 2003.

     BACKLOG–Vehicle Control Systems’ backlog as of December 31, 2004, was $823 million, an increase of 24% from December 31, 2003, excluding foreign exchange translation effects, primarily reflecting an increase in Europe related to market growth and expansion of business in Asia. Backlog is not necessarily predictive of future business as it relates only to some of our products. We expect markets in Europe to be up modestly in 2005.

Other Income Statement Data (as summarized in Item 6, Selected Financial Data)

     The $2.3 million increase in equity in net income of unconsolidated joint ventures for 2004 compared with 2003 primarily relates to improved earnings at the Company’s Air Conditioning compressor joint venture. The small decrease in equity in net income of unconsolidated joint ventures for 2003 compared with 2002 primarily reflects our decision to terminate our receivables discounting joint venture with TransAmerica in the third quarter of 2002; a decision which has resulted in lower interest costs. That decrease was partly offset by higher net income for both our Vehicle Control Systems’ joint venture in India from higher volume and our Air Conditioning compressor joint venture in the U.S. from higher volume and improved productivity.

     Interest expense decreased by $2.1 million in 2004 as compared to 2003, primarily driven by lower average debt balances, partially offset by higher interest rates and unfavorable foreign exchange translation effects. Interest expense decreased by $12.0 million in 2003 compared with 2002 primarily because of lower average debt balances. See “Liquidity and Capital Resources” and Note 11 of Notes to Financial Statements.

     In the fourth quarter of 2004, the Company recorded a $307 million ($188 million net of $119 million tax benefit or $.85 per diluted share) charge covering estimated net payments for pending and future asbestos-related claims. For a detailed description of the asbestos indemnity charge, see Item 3. Legal Proceedings.

     Corporate and other expenses as shown in the Segment and Income Statement Data table in Item 6, were $214.5 million for 2004, compared with $187.4 million for 2003. The increase in 2004 was primarily due to higher incentive compensation costs, increased provisions for various self-insured costs, post-retirement and medical costs, higher minority interest expense and foreign exchange losses related to short-term third party and intercompany debt. Corporate and other expenses were $187.4 million for 2003, compared with $168.9 million for 2002. The increase in 2003 was due principally to increased provisions for various self-insured costs, third-party-provided insurance, post-retirement and medical costs, and higher minority interest expense. The increase in post-retirement and medical costs includes higher accretion expense on retirement plans. The increase in accretion expense on retirement plans is attributable primarily to lower assumed discount rates and projected increases in future medical costs. See Notes 5 and 6 of Notes to Financial Statements for additional information on accretion expense and foreign exchange transactions. Those increases were partly offset by lower receivables discounting fees, reflecting our decision to terminate our receivables discounting joint venture with TransAmerica in the third quarter of 2002. Corporate and other expenses, shown in the Segment and Income Statement Data table in Item 6, primarily include some of the expenses classified as selling and administrative expenses in the Consolidated Statement of Income on page 43. Corporate and other expenses also include certain items classified in “Other expense” in the Consolidated Statement of Income (see Note 5 of Notes to Financial Statements). Year-to-year changes in the significant components of “Other expense” are explained by the comments in this paragraph on corporate expenses, or in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

     The income tax provisions for 2004, 2003 and 2002 were $49.5 million, $144.0 million and $185.2 million, respectively. The effective income tax rates were 13.6% of pre-tax income in 2004, 26.2% in 2003 and 33.3% in 2002. The income tax provision for 2004 included a $39.2 million tax benefit ($.18 per diluted share) from the following items: $18.5 million from the resolution of tax audits, $18 million related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries and $2.7 million related to the benefit recognized on other tax items. The combined effect of the $39.2 million tax benefits that occurred in 2004, the $119 million tax benefit related to the asbestos indemnity charge, together with other ongoing tax planning activities, reduced the effective income tax rate to 13.6% for the year. Without the $39.2 million of tax benefits discussed above and the asbestos indemnity charge and the related tax benefit, the tax rate for 2004 would have been 31%. The effective tax rate in 2003 was 26.2%, principally from the resolution in the fourth quarter of 2003 of tax audit issues and approval of claims for research and development tax credits. Excluding these items, the tax rate in 2003 would have been 31%. The Company expects that its effective income tax rate in 2005 will be 30% excluding prior year adjustments such as tax audit settlements, etc. See Note 7 of Notes to Financial Statements and Critical Accounting Policies and Estimates on page 36.

Liquidity and Capital Resources

     Net cash provided by operating activities was $764.7 million for 2004. This compared with net cash provided by operating activities of $651.2 million for 2003. Major factors contributing to the increase in 2004 were higher net income (excluding the non-cash asbestos indemnity charge in the fourth quarter of 2004), higher accounts payable balances primarily due to higher volume and the timing of payments related to capital expenditures, and proceeds from an insurance settlement in the third quarter, partially offset by higher tax payments and higher inventory levels.

     In investing activities, the Company made capital expenditures of $264 million for 2004, including $216 million on plant and equipment, $2 million of investments in affiliated companies, and $46 million in computer software. This compared with capital expenditures of $241 million in 2003, including $171 million on plant and equipment, $25 million of investments in affiliated companies and other businesses, and $45 million in computer software. The Company also received $29 million from the sale of property, plant and equipment in 2004, compared with $23 million in 2003. The 2004 period also included a $16 million loan, net of payments, to the Company’s Air Conditioning compressor joint venture, which is unconsolidated.

     Most of the excess of cash provided by operating activities over cash used for investing activities in 2004 was used to fund financing activities totaling $404.6 million. This included net cash debt repayments of $204 million. Total Company debt reflected on the balance sheet was reduced by a net $171 million during 2004, as those cash repayments were partly offset by net non-cash increases of $33 million, including a $38 million foreign exchange translation effect. Other financing activities included payment of $253 million for the purchase of 7.0 million shares of common stock pursuant to the Company’s share repurchase program. Those were partly offset by proceeds realized from the exercise of stock options of $37 million and cash proceeds of $8 million from the settlement of foreign exchange forward contracts. The net effect of all operating, investing and financing activities for 2004 was an increase in cash and cash equivalents of $118 million. In 2003, financing activities totaled $420 million, including net debt repayments of $371 million and purchases of 5.9 million shares of the Company’s common stock for $150 million, offset primarily by proceeds realized from the exercise of stock options totaling $55 million.

     Over the past several years, the Company has reduced its debt outstanding from approximately $2.6 billion to $1.5 billion. The Company believes that its debt is at an appropriate level and in 2005 the Company intends to use its excess cash to provide a cash return to its investors. This cash return will be in the form of a quarterly dividend and share repurchases. The Company’s Board of Directors has approved a quarterly dividend of $.15 per share of common stock. The dividend will be paid on March 25, 2005, to shareholders of record on February 28, 2005. On February 3, 2005 the Company’s Board of Directors also approved an additional $400 million to purchase shares of the Company’s common stock in the open market. As of February 11, 2005, the unexpended authorization on the current program, together with any amounts remaining under prior programs totaled $412,236,204. The Company plans to expend approximately $400 million for share repurchases in 2005.

     The Company has one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. The Company also has a Euro-denominated, 364-day bank credit agreement of $55 million (at December 31, 2004 exchange rates) that expires on October 31, 2005, and that was not utilized as of December 31, 2004. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of December 31, 2003, because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, the Company has other lines of credit for $325 million.

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

     The primary bank credit agreement contains various covenants that limit, among other things, priority indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness, certain fundamental business changes and the making of certain investments, loans and advances. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement. See Note 11 of Notes to Financial Statements.

     At December 31, 2004, the Company’s total indebtedness was $1.508 billion. Annual scheduled debt maturities were $211 million, $370 million, $1 million, $306 million and $213 million for the years 2005 through 2009, respectively and $306 million thereafter. The Company plans to repay the $208 million of 7 3/8% Senior Notes maturing on April 15, 2005 with borrowings from its bank credit agreements or under its 1998 Shelf Registration Statement (as described below) and therefore this amount has been classified as long-term on the balance sheet. The Company had remaining availability under its primary bank credit agreement at December 31, 2004, of $863 million after reduction for borrowings of $35 million and $102 million of outstanding letters of credit. The Company has $11 million available under other bank credit facilities after reduction for borrowings of $77 million and letters of credit usage of $12 million. In addition, the Company had $225 million available at December 31, 2004, under overdraft facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $56 million as of December 31, 2004. See Note 11 of Notes to Financial Statements.

     The Company’s improved cash flows, the reduction in total debt outstanding and an improved credit rating have made alternative sources of financing more readily available to the Company. The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 (the “1998 Shelf Registration”) and access to public and private debt markets will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

     The Company redeemed its 7 1/8% Senior Notes on their due date, February 15, 2003, for $129.5 million, including accrued interest with borrowings under its five-year bank credit facility.

     In January 2003, a European subsidiary of the Company issued €30 million ($41 million at December 31, 2004 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of certain changes in the financial structure and organization of its European subsidiaries. The proceeds were used to repay borrowings under bank credit agreements. The bonds are guaranteed by the Company.

     Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. and ASII. These Senior Notes cannot be redeemed prior to their maturity date. The Company intends to use the net proceeds from any future sales of such debt securities under the 1998 Shelf Registration for general corporate purposes, which may include refinancing existing debt as it matures, certain investments, acquisitions, additions to working capital or capital expenditures.

     Off-Balance Sheet Arrangements

     The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance-sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable operating leases in effect at December 31, 2004, total $562 million. That total represents the equivalent of approximately $467 million of off-balance-sheet debt, discounted at an assumed rate of 6.0%. See the following table of Aggregate Contractual Obligations for a summary of amounts due under operating leases.

     To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. See Note 8 of Notes to Financial Statements. As part of these facilities, the Company formed wholly-owned, special-purpose entities (the “SPEs”) for the sole purpose of buying and selling receivables generated by the Company. Under these facilities, the Company, irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 11% in Europe and approximately 46% in the U.S. The conduits obtain the funds to purchase the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $550 million (€275 million, or approximately $375 million at December 31, 2004 exchange rates, under the European facility, and $175 million under the U.S. facility). At December 31, 2004 advances from conduits were $369 million and $135 million under the European and U.S. facilities, respectively. The Company retains responsibilities for the collection and administration of receivables subject to these facilities. These facilities are for three years, subject to annual renewals and for the European facility, the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in other current assets in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of sale. Those losses amounted to $40.2 million for 2004 and $41.7 million for 2003 and are included in other expense on the Consolidated Statement of Income. The accounts receivable financing facility in Europe expires in May 2005 and the U.S. facility expires in September 2005. The Company has the ability to renew these facilities and intends to renew them upon their expiration.

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $55 million extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2004 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely. The Company also guarantees debt of third parties in the amount of $3 million as of December 31, 2004.

     Following is a summary of contractual obligations, both on and off the balance sheet as of December 31, 2004.

Aggregate Contractual Obligations
As of December 31, 2004
(Millions of dollars)

	Payments due by period (1)
			2006	2008	Beyond
Contractual Obligations	Total	2005	and 2007	and 2009	2009
Long-term debt obligations (principal plus interest) (2)(3)	$1,786	$356	$513	$609	$308
Operating lease obligations (4)	562	134	202	122	104
Purchase obligations (5)	660	660	-	-	-
Unfunded pension and post-retirement benefits (6)	706	132	120	121	333
Other long-term liabilities included on the balance sheet (7)	94	45	23	12	14

Total	$3,808	$1,327	$858	$864	$759

Notes to table

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under long-term debt obligations in 2006 upon expiration of the Company’s primary credit agreement will depend on the amount of debt repaid or additional amounts borrowed before that date.

(2)	Amounts shown for long-term debt obligations include the associated interest calculated at the December 31, 2004 rates applicable to each type of debt.

(3)	Obligations under capital leases are not material (approximately $18 million) and are included in long-term debt obligations.

(4)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2004. The present value of the $562 million total is equivalent to approximately $467 million, discounted at an assumed rate of 6.0%.

(5)	In the normal course of business the Company expects to purchase approximately $4.8 billion in 2005 of materials and services, and estimates that on average no more than approximately $550 million is outstanding at any one time in the form of legally binding commitments. The Company spent approximately $4.2 billion, $4.0 billion and $3.5 billion on materials and services in 2004, 2003 and 2002. The Company also expects to spend approximately $300 million on capital expenditures for plant and equipment and $50 million for purchased computer software during 2005, and estimates that no more than $110 million is committed under legally binding agreements at any one time.

(6)	Amounts represent undiscounted projected benefit payments to the Company’s unfunded plans over the next ten years, as well as, expected contributions to funded pension plans for 2005. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s accumulated benefit obligation at the end of 2004 and include benefits attributable to estimated future employee service of current employees.

(7)	Other long-term liabilities include amounts payable under workers compensation and general liability claims.

Capital Expenditures

     The Company’s capital expenditures for 2004 were $264 million (including $216 million on plant and equipment, $2 million of investments in affiliated companies and other businesses, and $46 million on computer software), compared with $241 million for 2003 (including $171 million on plant and equipment, $25 million of investments in affiliated companies and other businesses, and $45 million on computer software). Capital spending on plant and equipment in 2004 was devoted primarily to equipment for the manufacture of new products and productivity improvements.

     Capital expenditures for Air Conditioning Systems and Services for 2004 were $112 million (including $97 million on plant and equipment, $1 million of investments in affiliated companies and $14 million for computer software), an increase of 24% from 2003 expenditures of $90 million (including $16 million for computer software). Major expenditures in 2004 primarily related to projects for new products, product improvements and improvements related to productivity.

     Bath and Kitchen’s capital expenditures for 2004 were $77 million (including $58 million on plant and equipment, $1 million of investments in affiliated companies and $18 million on computer software), essentially flat with 2003 capital expenditures of $76 million (including $18 million for computer software). Bath and Kitchen also expended $25 million in 2003 on several small acquisitions and investments in affiliated companies. Major expenditures on plant and equipment in 2004 included projects related to productivity (process improvements), new products and product improvements.

     Capital expenditures for Vehicle Control Systems in 2004 were $69 million (including $58 million on plant and equipment and $11 million for computer software) an increase of 53% from expenditures of $45 million in 2003 (including $8 million for computer software). Expenditures on plant and equipment in 2004 were primarily related to capital equipment for new products, cost reduction and capacity expansion.

     Corporate headquarters incurred minor amounts of spending on leasehold improvements and computer software in each of the last two years.

     The Company believes capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. Six Sigma projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. The Company expects to continue investing to expand and modernize its existing facilities and invest in its facilities to create capacity for new product development. The Company expects to make capital expenditures on plant and equipment in 2005 of approximately $300 million, excluding potential acquisitions and computer software.

Effect of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 12 of Notes to Financial Statements. For the interim period disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 6 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans and certain other matters are not effective until 2005. For a discussion of the impact of FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which addresses the accounting and disclosure required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003, see Note 6 of Notes to Financial Statements. Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, was issued in 2004. This statement will be effective for the Company in 2006. The Company is currently in the process of determining the impact. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had no impact to the Company upon adoption. Those statements included No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which became effective for the Company in the first quarter of 2004. Statement of Financial Accounting Standards No. 123(revised 2004) (“FAS 123”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. The Company plans to adopt FAS 123 in the third quarter of 2005 with retroactive adjustment for all prior periods presented using the pro-forma amounts disclosed in Note 2 Accounting Policies – Stock-based Compensation. The Company estimates that the impact of this compensation expense will amount to approximately $.08 - $.09 per diluted share in 2005.

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

     The Company believes that of its significant accounting policies (see Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are post-retirement benefits, warranties, income taxes and commitments and contingencies. Management has reviewed the following disclosures with the Audit Committee of the Board of Directors.

     Post-retirement benefits–The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. Similarly, the discount rate used to calculate the present value of projected benefit obligations is based upon interest rates on the Moody’s AA Corporate Bond Index for U.S. plans and a long-term corporate bond interest rate for foreign plans. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $30 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $1 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 6 of Notes to Financial Statements.

     Warranties–Products sold are generally covered by a warranty for periods ranging from one to ten years and for the lifetime of certain bath and kitchen faucets. At the time of sale the Company accrues a warranty reserve for estimated costs to provide equipment, parts or services to satisfy warranty obligations. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy obligations under extended warranty contracts are charged to cost of sales as incurred. Warranty accrual estimates made in prior years can change significantly, and sometimes unexpectedly, based upon the most current warranty claims information available. Such changes in estimates increased warranty expense by a net $3 million in 2004, $8 million in 2003, and $6 million in 2002. See Note 14 of Notes to Financial Statements for a three-year summary of warranty costs.

     Income taxes–The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $175 million. A decrease in that valuation allowance of 10% would increase net income by approximately $17.5 million. The Company also estimates its effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. For example, in the second quarter of 2004, the Company recognized a $2.7 million tax benefit related to certain tax items; in the third quarter of 2004, the Company recognized an $18 million tax benefit related to a reduction in withholding tax liabilities; in the fourth quarter of 2004, the Company resolved certain tax audit issues and recorded an $18 million tax benefit; and recorded a $119 million tax benefit related to the asbestos indemnity charge.

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

     Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of boilers and railroad brake shoes. In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants, often in excess of one hundred companies. Many of these lawsuits involve multiple claimants, do not specifically identify the injury or disease for which damages are sought and/or do not allege a connection between any Company product and a claimed injury or disease. As a result, numerous lawsuits have been placed and may remain on inactive or deferred dockets, which some jurisdictions have established.

     Historically, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed against the Company in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. Because of stabilization in the rate at which new claims are being filed and the Company’s added experience in resolving claims, the Company now believes a reasonable estimate of this liability can be made and accordingly has recorded this liability and an increase in the associated receivable for probable asbestos-related recoveries as of December 31, 2004. Key assumptions in determining the Company’s asbestos liability and associated receivable include the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees.

     For additional disclosures on asbestos and other contingent liabilities see Item 3. Legal Proceedings.

Cyclical and Seasonal Nature of Business

               Approximately 60% of Air Conditioning Systems and Services and Bath and Kitchen sales on a combined basis are to the replacement, remodeling and repair markets that tend to be less cyclical than other markets. The Company’s geographic diversity mitigates the effects of fluctuations in individual new construction markets. Vehicle Control Systems’ sales are dependent to a large extent on production levels of medium-sized and heavy trucks and buses, particularly in Europe and the U.S., which have been cyclical. Vehicle Control Systems has generally outperformed the medium-sized and heavy vehicle markets, primarily from increased content per vehicle and improved market penetration.

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

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in the sections titled “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and energy necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2005;

•	the outcome of lawsuits and other contingencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; and

•	adoption of new accounting pronouncements promulgated by the FASB or other accounting standard setting agencies.

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

     To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. The Company generally does not enter commodity hedges extending beyond eighteen months. The notional value of commodity-forward contracts outstanding as of December 31, 2004 and 2003 was $95 million and $57 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $11 million as of December 31, 2004 and $7 million as of December 31, 2003.

     The Company conducts operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Poland, Central American countries, China, Malaysia, the Philippines, Indonesia, South Korea, Thailand, Taiwan and Egypt. In addition, the Company conducts business in some of these countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 28 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a significant and growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company’s borrowings. The Company is also subject to political risks in its foreign operations.

     To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness. The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2004, was $300 million. Including that $300 million, as of December 31, 2004, approximately $406 million of the Company’s $1.5 billion total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $3 million as of December 31, 2004.

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

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $55 million as of December 31, 2004, extending from 2005 to 2022, under long-term contracts related to its air conditioning equipment and system controls. Through 2004 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Standard Companies Inc.

     We have audited the accompanying consolidated balance sheet of American Standard Companies Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, consolidated statement of shareholders’ equity, and consolidated statement of cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Standard Companies Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

New York, New York
February 23, 2005

CONSOLIDATED STATEMENT OF INCOME
AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
(Amounts in millions, except share data)	2004	2003	2002
Sales	$9,508.8	$8,567.6	$7,795.4

Costs, expenses and other income:
Cost of sales	6,952.3	6,477.5	5,865.2
Selling and administrative expenses	1,708.5	1,360.8	1,187.7
Other expense	50.0	53.1	54.0
Asbestos indemnity charge, net of recoveries	320.2	10.0	3.3
Interest expense	114.9	117.0	129.0

	9,145.9	8,018.4	7,239.2

Income before income taxes	362.9	549.2	556.2
Income taxes	49.5	144.0	185.2

Net income applicable to common shares	$313.4	$405.2	$371.0

Net income per common share:
Basic	$1.46	$1.87	$1.71

Diluted	$1.42	$1.83	$1.68

Average outstanding common shares:
Basic	214,835,002	216,809,658	217,049,925
Diluted	220,584,135	221,150,472	220,924,698

See Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET
AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
(Amounts in millions, except share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$229.4	$111.7
Accounts receivable, less allowance for doubtful accounts-$46.2 in 2004; $45.3 in 2003	1,154.5	1,022.8
Inventories	1,087.2	909.9
Future income tax benefits	114.5	161.0
Other current assets	304.2	285.3

Total current assets	2,889.8	2,490.7
Facilities, at cost, net of accumulated depreciation	1,616.6	1,515.4
Goodwill, net of accumulated amortization - $432.3 in 2004; $413.1 in 2003	1,182.0	1,140.4
Capitalized software costs, net of accumulated amortization- $274.5 in 2004; $202.6 in 2003	230.0	239.3
Debt issuance costs, net of accumulated amortization- $28.2 in 2004; $22.4 in 2003	15.4	21.2
Long-term asbestos indemnity receivable	365.1	59.5
Other assets	542.9	412.2

TOTAL ASSETS	$6,841.8	$5,878.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$76.6	$49.8
Current maturities of long-term debt	2.2	2.5
Accounts payable	887.2	684.3
Accrued payrolls	331.2	294.3
Current portion of warranties	155.1	153.1
Taxes on income	130.5	136.0
Other accrued liabilities	763.9	713.5

Total current liabilities	2,346.7	2,033.5
Long-term debt	1,429.1	1,626.8
Other long-term liabilities:
Post-retirement benefits	744.1	657.4
Long-term portion of asbestos indemnity liability	683.4	61.5
Warranties	242.4	202.9
Deferred tax liabilities	94.3	218.5
Other	371.5	364.3

Total liabilities	5,911.5	5,164.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,768,741 in 2004; 251,757,582 in 2003; and shares outstanding: 214,947,988 in 2004; 217,914,978 in 2003	2.5	2.5
Capital surplus	794.5	753.7
Unearned compensation	—	(0.7)
Treasury stock, at cost: 36,820,753 shares in 2004; 33,842,604 shares in 2003	(760.1)	(584.3)
Retained earnings	1,146.6	833.2
Accumulated other comprehensive income:
Deferred gain on hedge contracts, net of tax	9.3	7.1
Foreign currency translation effects	(102.8)	(204.5)
Minimum pension liability adjustment, net of tax	(159.7)	(93.2)

Total shareholders’ equity	930.3	713.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,841.8	$5,878.7

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
(Amounts in millions)	2004	2003	2002
Cash provided (used) by:
Operating activities:
Net income	$313.4	$405.2	$371.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171.0	161.8	150.3
Amortization of capitalized software and other intangibles	90.9	85.0	62.4
Equity in earnings of unconsolidated joint ventures, net of dividends received	(15.8)	(14.3)	(13.5)
Non-cash stock compensation	60.9	60.4	55.4
Deferred income taxes	(156.1)	31.5	67.2
Gain on sale of property, plant and equipment	(3.7)	(7.9)	(3.3)
Changes in assets and liabilities:
Accounts receivable	(86.1)	(86.3)	(52.6)
Inventories	(138.4)	(76.5)	(89.3)
Accounts payable	157.6	33.4	(36.8)
Other accrued liabilities and taxes	53.5	188.2	(13.9)
Post-retirement benefits	(19.1)	(9.4)	(16.6)
Net asbestos indemnity liability	316.3	0.2	(6.4)
Other current and long-term assets	(84.0)	(102.8)	81.9
Other long-term liabilities	77.2	(17.3)	(13.6)

Net cash provided by operating activities before proceeds from initial sale of receivables	737.6	651.2	542.2
Proceeds from initial sale of receivables, net	27.1	—	81.4

Net cash provided by operating activities	764.7	651.2	623.6

Investing activities:
Purchases of property, plant and equipment	(215.9)	(170.7)	(165.1)
Investments in affiliated companies and other businesses	(1.5)	(25.0)	(23.6)
Investments in computer software	(46.6)	(44.9)	(46.9)
Loan to unconsolidated joint venture, net	(16.2)	—	—
Proceeds from dissolution of receivables financing joint venture	—	—	25.8
Proceeds from disposal of property, plant and equipment	29.4	23.2	21.4
Other	—	—	(1.1)

Net cash used by investing activities	(250.8)	(217.4)	(189.5)

Financing activities:
Proceeds from issuance of long-term debt	1.1	33.0	—
Repayments of long-term debt, including redemption premiums	(2.8)	(129.6)	(43.6)
Net change in revolving credit facilities	(228.5)	(276.4)	(272.3)
Net change in other short-term debt	26.6	1.8	(24.5)
Purchases of treasury stock	(253.0)	(149.5)	(141.1)
Proceeds from exercise of stock options	36.9	54.9	56.1
Proceeds from foreign exchange forward contracts	8.5	38.2	—
Other common stock issued or reacquired, net and other	6.6	7.5	5.4

Net cash used by financing activities	(404.6)	(420.1)	(420.0)

Effect of exchange rate changes on cash and cash equivalents	8.4	1.4	.4

Net increase in cash and cash equivalents	117.7	15.1	14.5
Cash and cash equivalents at beginning of period	111.7	96.6	82.1

Cash and cash equivalents at end of period	$229.4	$111.7	$96.6

Cash paid during the year for:
Interest	$107.3	$114.1	$125.1
Taxes	$160.0	$40.9	$115.4

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

AMERICAN STANDARD COMPANIES INC.

						Accumulated Other
						Comprehensive Income
						Deferred		Minimum
						Gain	Foreign	Pension
			Unearned			(Loss) on	Currency	Liability	Compre-
	Common	Capital	Compen-	Treasury	Retained	Hedge	Translation	Adjust-	hensive
(Amounts in millions)	Stock	Surplus	sation	Stock	Earnings	Contracts	Effects	ment	Income
Balance at December 31, 2001	$2.5	$705.4	$(5.2)	$(505.3)	$57.0	$(1.0)	$(331.8)	$(11.7)

Net income	—	—	—	—	371.0	—	—	—	$371.0
Foreign currency translation	—	—	—	—	—	—	22.6	—	22.6
Deferred loss on hedge contracts, net of taxes	—	—	—	—	—	(1.0)	—	—	(1.0)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(63.5)	(63.5)

Total comprehensive income									$329.1

Treasury stock purchased	—	—	—	(141.1)	—	—	—	—
Stock options exercised including tax benefit	—	(3.6)	—	72.8	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	17.9	—	34.7	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	1.7	—	5.6	—	—	—	—
Amortization of unearned compensation–restricted stock	—	—	2.9	—	—	—	—	—
Other common stock issued or reacquired	—	1.2	—	(1.3)	—	—	—	—

Balance at December 31, 2002	2.5	722.6	(2.3)	(534.6)	428.0	(2.0)	(309.2)	(75.2)

Net income	—	—	—	—	405.2	—	—	—	$405.2
Foreign currency translation	—	—	—	—	—	—	104.7	(2.3)	102.4
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	9.1	—	—	9.1
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(15.7)	(15.7)

Total comprehensive income									$501.0

Treasury stock purchased	—	—	—	(151.9)	—	—	—	—
Stock options exercised including tax benefit	—	7.1	—	61.9	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	21.1	—	37.7	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	1.6	—	5.6	—	—	—	—
Amortization of unearned compensation–restricted stock	—	—	1.6	—	—	—	—	—
Other common stock issued or reacquired	—	1.3	—	(3.0)	—	—	—	—

Balance at December 31, 2003	2.5	753.7	(0.7)	(584.3)	833.2	7.1	(204.5)	(93.2)
Net income	—	—	—	—	313.4	—	—	—	$313.4
Foreign currency translation	—	—	—	—	—	—	101.7	(2.3)	99.4
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	2.2	—	—	2.2
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(64.2)	(64.2)

Total comprehensive income									$350.8

Treasury stock purchased	—	—	—	(250.6)	—	—	—	—
Stock options exercised including tax benefit	—	7.7	—	43.4	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	28.7	—	31.4	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	3.0	—	4.6	—	—	—	—
Amortization of unearned compensation–restricted stock	—	—	0.7	—	—	—	—	—
Compensation charge upon acceleration of option vesting	—	0.2	—	—	—	—	—	—
Other common stock issued or reacquired	—	1.2	—	(4.6)	—	—	—	—

Balance at December 31, 2004	$2.5	$794.5	$—	$(760.1)	$1,146.6	$9.3	$(102.8)	$(159.7)

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

     American Standard is a global diversified manufacturer of high quality, brand-name products in three major business segments: air conditioning systems and services for commercial, institutional and residential buildings; fixtures and fittings for bathrooms and kitchens; and vehicle control systems for medium-sized and heavy trucks, buses and trailers.

NOTE 2. Accounting Policies

     Financial Statement Presentation–The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures are included at cost plus the Company’s equity in undistributed earnings. Certain reclassifications of amounts reported in prior years have been made to conform to the 2004 classifications.

     Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, warranties, income taxes, insurance recoveries, asbestos indemnity liabilities and commitments and contingencies.

     Foreign Currency Translation-In accordance with Statement of Financial Accounting Standards No. 52, adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Income, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

     Revenue Recognition–In accordance with Securities and Exchange Commission, Staff Accounting Bulletin No. 104 and Statement of Accounting Position No. 81-1 and related guidance, sales of manufactured products are principally recorded when shipment occurs and title passes to a customer. Revenues from air conditioning equipment and the related installation sold under construction-type contracts are recorded on the percentage-of-completion method, and amounted to approximately 4% of total company sales in 2004 and 5% in 2003 and 2002. Revenue under long-term service contracts for the maintenance of air conditioning equipment is recorded over the term of the contract. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales.

     Shipping and Handling Costs–Shipping and handling costs incurred on sales of products are included in cost of sales.

     Cash Equivalents–Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

     Allowance for Doubtful Accounts–In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

     Inventories–Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

     Facilities–The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. The Company assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets my not be recoverable. Maintenance and repair expenditures are expensed as incurred.

     Depreciation–Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 15 years for machinery and equipment.

     Computer Software–In accordance with Statement of Position 98-1, the Company capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. The Company amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use.

     Goodwill and Intangible Assets–In accordance with Statement of Financial Accounting Standards No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Other intangible assets are amortized over their useful lives.

     Debt Issuance Costs–The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt.

     Warranties–The Company provides for estimated warranty costs at the time of sale of products sold with a limited warranty. The Company also sells extended warranty contracts on certain products, and the revenues therefrom are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy extended warranty obligations are charged to cost of sales as incurred. See Note 14 for a summary of warranties.

     Post-retirement Benefits–Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions in accordance with Statement of Financial Accounting Standards No. 87 and No. 106 and related guidance.

     Research and Development Expenses–Research and development costs are expensed as incurred. The Company expended approximately $206 million in 2004, $192 million in 2003 and $185 million in 2002 for research activities and product development and for product engineering. Expenditures for research and product development only were $140 million, $128 million and $129 million in the respective years.

     Income Taxes–In accordance with Statement of Financial Accounting Standards No. 109, deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

     Advertising Expense–The cost of advertising is expensed as incurred. The Company incurred $126 million, $128 million and $122 million of advertising costs in 2004, 2003 and 2002, respectively.

     Earnings per Share–Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share included average incremental shares of 5,749,133 in 2004, 4,340,814 in 2003 and 3,874,773 in 2002, primarily from the assumed exercise of stock options issued under the Company’s stock option plans (see Note 12).

     Comprehensive Income–Comprehensive income consists of net income, deferred gains or losses on hedge contracts, foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income. The Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

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

     Stock-Based Compensation–The Company has three stock-based compensation plans-the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), which, are described in Note 12. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Shareholders approved the 2002 Omnibus Incentive Plan on May 2, 2002. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Compensation cost is not recorded for the 15% discount on shares purchased under the ESPP, which, is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Net income, as reported	$313.4	$405.2	$371.0
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(17.4)	(19.9)	(22.4)

Pro forma net income	$296.0	$385.3	$348.6

Earnings per share:
Basic-as reported	$1.46	$1.87	$1.71

Basic-pro forma	$1.38	$1.78	$1.61

Diluted-as reported	$1.42	$1.83	$1.68

Diluted-pro forma	$1.34	$1.74	$1.58

     The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.09% in 2004, 3.08% in 2003 and 2.49% in 2002; volatility of 28% in 2004, 28% in 2003 and 29% in 2002; an expected average life of 5 years in 2004, 2003 and 2002; and a dividend yield of zero. All of the stock options issued in 2004 and prior years carry a dividend yield of zero.

NOTE 3. Effect of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 12 of Notes to Financial Statements. For the interim period disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 6 of Notes to Financial Statements. Some of the disclosure requirements of the revised Statement No. 132 related to foreign plans and certain other matters are not effective until 2005. For a discussion of the impact of FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which addresses the accounting and disclosure required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003, see Note 6 of Notes to Financial Statements. Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, was issued in 2004. This statement will be effective for the Company in 2006. The Company is currently in the process of determining the impact. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had no impact to the Company upon adoption. Those statements included No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which became effective for the Company in the first quarter of 2004. Statement of Financial Accounting Standards No. 123(revised 2004) (“FAS 123”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. The Company plans to adopt FAS 123 in the third quarter of 2005 with retroactive adjustment for all prior periods presented using the pro-forma amounts disclosed in Note 2 Accounting Policies – Stock-based Compensation. The Company estimates that the impact of this compensation expense will amount to approximately $.08 - $.09 per diluted share in 2005.

NOTE 4. Operational Consolidation Charges

     During 2004 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described below. The total cost of these actions was $46.4 million ($32.0 million net of taxes, or $.15 per diluted share) and are included in cost of sales. These actions included the elimination of 1,695 jobs.

     Air Conditioning incurred $7.7 million of operational consolidation expenses related to the elimination of jobs globally and the transfer of production to a lower cost facility in North America.

     Bath and Kitchen incurred $33.0 million of operational consolidation expenses, comprised of the following: $6.0 million, consisting of a non-cash asset impairment charges of $2.5 million and costs related to job eliminations and shutdown costs of $3.5 million related to the closure of a manufacturing facility in the Philippines owned by Sanitarywares Manufacturing Corp., a public Philippine company in which American Standard Inc. has a majority ownership interest; $17.5 million of operational consolidation costs in Europe relating to the closure and sale of a facility in the second quarter, the transfer of production to lower cost facilities and the centralization of administrative work; and $9.5 million of operational consolidation expenses in the Americas, related to the transfer of production to lower cost facilities and the consolidation and restructuring of administrative functions.

     As part of an effort to remain cost-competitive and optimize its manufacturing capabilities, the Vehicle Controls business decided on December 10, 2004, to transfer production of certain products from its manufacturing facility in Leeds, UK to a facility in Poland. This action resulted in a charge of approximately $3.4 million, including costs for job elimination expenses, post-employment benefits for employees and non-cash asset impairment charges. The Company expects to incur additional employee related costs of approximately $9.0 million in 2005 related to this action. The company expects the transfer of production to be completed by the end of 2005. The Company incurred an additional $2.0 million of expenses related to other job eliminations in Europe for Vehicle Control Systems.

     Following is a summary of the 2004 operational consolidation programs and asset impairment charges (dollars in millions):

	2004 Initial	Cash	Non-Cash	Balance
	Charge	Payments	Write-Off	Dec. 31, 2004
Termination payments and other employee costs	$35.2	$(18.8)	$—	$16.4
Asset impairments	5.7	—	(5.7)	—
Other	5.5	(2.7)	—	2.8

	$46.4	$(21.5)	$(5.7)	$19.2

     The Company expects that essentially all of the $19.2 million balance as of December 31, 2004 will be utilized by the end of 2005. The accrued termination payments and other employee costs are for severance and other related payments expected to be made after termination. The facilities being closed will be sold and manufacturing equipment will be transferred to other facilities or scrapped.

     In the fourth quarter of 2003 the Company incurred charges related to job eliminations in each of its businesses as more fully described below. The total cost of these actions was $38.9 million ($27.3 million net of taxes, or $.12 per diluted share) and was included in cost of sales. These actions included the elimination of 870 jobs.

     Air Conditioning incurred $8.4 million of job elimination charges related to consolidation and restructuring of administrative functions globally.

     Bath and Kitchen incurred $20.8 million of job elimination charges comprised of the following: $8.1 million in the Americas region related to the transfer of production to lower cost facilities and the restructuring of administrative functions, including the closure of a small manufacturing facility in the U.S.; and $12.7 million in Europe related to the transfer of production to lower cost facilities and the consolidation of administrative functions.

     Vehicle Control Systems incurred $9.7 million of job elimination charges primarily related to the consolidation and restructuring of administrative functions.

     Following is a summary of the 2003 job elimination programs and asset impairment charges (dollars in millions):

	2003			Non-Cash	Reversal of
	Initial	Cash Payments		Write-Off	Charges	Balance at
	Charge	2003	2004	2003	2004	Dec. 31, 2004
Termination payments and other employee costs	$37.1	$(5.1)	$(26.3)	$—	$(1.4)	$4.3
Asset impairments	0.5	—	—	(0.5)	—	—
Other	1.3	(0.2)	(1.1)	—	—	—

	$38.9	$(5.3)	$(27.4)	$(0.5)	$(1.4)	$4.3

     The Company expects that essentially all of the $4.3 million balance as of December 31, 2004 will be utilized by the end of 2005. The remaining accrued termination payments and other employee costs are for severance and other related payments expected to be made after termination.

Subsequent Event

     As part of continuing efforts to rationalize its manufacturing capabilities and respond to changing market conditions, the Company announced on February 15, 2005, its decision to seek a buyer for its Rockingham, NC manufacturing facility and to close the facility by the end of the third quarter of 2005, if no suitable buyer is found. The Rockingham plant has approximately 125 employees. The Company estimates the amount of the charge associated with this decision to be no more than approximately $13 million before tax. The charge is principally comprised of asset impairments, and likely will be reflected over more than one quarter, with all costs to be incurred by the third quarter of 2005.

NOTE 5. Other Expense

     Other expense (income) was as follows:

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Equity in net income of unconsolidated joint ventures	$(28.2)	$(25.9)	$(26.6)
Minority interest expense	18.4	15.6	10.7
Receivable Discount Fees	41.8	42.5	47.2
Accretion expense on retirement plans	33.1	34.4	30.3
Foreign exchange (gain) loss	4.1	(9.6)	(6.8)
Interest income	(9.1)	(2.3)	(1.7)
Gain on sale of assets	(3.7)	(7.9)	(3.3)
Other, net	(6.4)	6.3	4.2

	$50.0	$53.1	$54.0

     The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is in Meritor WABCO Vehicle Control Systems (“Meritor/WABCO”). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck, trailer, bus and sport utility vehicle manufacturers and providing aftermarket distribution for Vehicle Control Systems. The $2.3 million increase in equity in net income of unconsolidated joint ventures for 2004 compared with 2003 primarily relates to improved earnings at the Company’s Air Conditioning compressor joint venture. The small decrease in equity in net income of unconsolidated joint ventures for 2003 compared with 2002 primarily reflects our decision to terminate our receivables discounting joint venture with TransAmerica in the third quarter of 2002; a decision which has resulted in lower interest costs. That decrease was partly offset by higher net income for both our Vehicle Control Systems’ joint venture in India (Sundaram Clayton Ltd.) and our Air Conditioning compressor joint venture in the U.S. from higher volume and improved productivity. The minority interest expense increase in 2004 as compared with 2003, and 2003 as compared with 2002 reflects higher net income earned by our majority-owned joint ventures. The foreign exchange(gains) losses  in 2004, 2003 and 2002 relate to short-term third party and intercompany debt. The increase in interest income in 2004 as compared with 2003 primarily relates to higher average levels of cash and cash equivalents. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Other Income Statement Data, for additional information on year-over-year changes in items of other expense (income).

NOTE 6. Post-retirement Benefits

     The Company sponsors post-retirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the “ESOP”) and a 401(k) savings plan (the “Savings Plan”) for the Company’s U.S. salaried employees and certain U.S. hourly employees, a defined benefit plan for most U.S. employees covered by collective bargaining arrangements, and a pension plan established in 2003 as described below for certain U.S. salaried and non-union employees. The ESOP and Savings Plan are individual-account defined contribution plans. Shares of the Company’s common stock held by the ESOP and Savings Plan are allocated to the accounts of eligible employees through basic allocations of 3% of covered compensation in the ESOP, and a matching Company contribution to the Savings Plan of up to 6% of covered compensation. The Company will fund the ESOP and Savings Plan through contributions of either cash or shares of the Company’s common stock. Effective September 1, 2003 the Company established a pension plan for salaried and non-union U.S. employees (the “Cash Balance Plan”). Eligible employees may elect to participate in the pension plan and receive a credit equal to 3% of eligible pay. For these employees the Company match in the Savings Plan is 50% of the employee contribution (up to a Company match of 3%). For employees who do not elect to participate in the pension plan, the Company match in the Savings Plan is 100% of the employee contribution (up to a Company match of 6%).

     Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee’s compensation during the last years of employment or negotiated benefit levels. Participants under the Cash Balance Plan receive three percent of their salary per year. This benefit earns an interest credit approximating Five-year U.S. Treasury Securities and vests over a three-year period. In the U.S. the Company also provides various post-retirement health and life insurance benefits for certain of its employees. Certain of the pension plans are funded, depending on tax and statutory considerations in the country. Post-retirement health and life insurance benefits are funded as incurred.

     The following table provides a reconciliation of the changes in pension and post-retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2004 and 2003, and a statement of the funded status as of December 31, 2004 and 2003:

(Dollars in millions)	2004	2004	2004	2003	2003	2003
		Domestic			Domestic
	Domestic	Health &	Foreign	Domestic	Health &	Foreign
	Pension	Life Ins.	Pension	Pension	Life Ins.	Pension
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$640.2	$307.6	$827.8	$549.0	$275.7	$649.6
Service cost	18.6	7.8	35.6	15.9	7.9	25.6
Interest cost	36.8	17.4	47.6	37.1	17.4	34.5
Participant contributions	—	2.4	1.7	—	2.6	3.5
Plan amendements	3.6	(6.0)	—	9.4	1.2	0.2
Actuarial loss	13.9	8.6	85.5	60.2	24.4	45.1
Curtailment	(0.8)	(1.0)	—	(1.1)	(0.5)	—
Special termination benefits	0.5	—	—	2.2	—	—
Benefit payments	(37.9)	(26.0)	(50.5)	(32.5)	(21.1)	(43.2)
Medicare Part D subsidy	—	(2.1)	—	—	—	—
Foreign exchange effects	—	—	69.5	—	—	112.5
Other	1.5	—	(2.5)	—	—	—

Obligation at end of year	$676.4	$308.7	$1,014.7	$640.2	$307.6	$827.8

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	472.1	—	405.8	378.0	—	310.6
Actual return on assets	58.9	—	40.6	76.6	—	47.8
Divestitures	—	—	—	—	—	0.6
Employer contributions	56.9	23.6	50.3	50.0	18.5	41.6
Participant contributions	—	2.4	1.7	—	2.6	3.5
Benefit payments	(37.9)	(26.0)	(50.5)	(32.5)	(21.1)	(43.2)
Foreign exchange effects	—	—	36.2	—	—	48.1
Other expenses	—	—	(2.6)	—	—	(3.2)

Fair value of plan assets at end of year	$550.0	$—	$481.5	$472.1	$—	$405.8

Funded Status at December 31:
Funded status	(126.4)	(308.7)	(533.2)	(168.1)	(307.6)	(422.0)
Initial Unfunded	0.6	—	—	—	—	—
Unrecognized prior service cost (benefit)	54.9	(39.5)	3.6	59.4	(38.4)	5.1
Unrecognized net actuarial loss	102.2	138.4	208.1	111.9	139.3	124.2

Net amount recognized	$31.3	$(209.8)	$(321.5)	$3.2	$(206.7)	$(292.7)

Amounts Recognized on Balance Sheet
Prepaid Benefit Cost	—	—	20.1	—	—	66.6
Accrued Benefit Liability	(120.8)	(209.8)	(475.9)	(159.3)	(206.7)	(394.8)
Intangible Asset	54.8	—	3.3	62.5	—	1.9
Accumulated Other Comprehensive Income	97.3	—	131.0	100.0	—	33.6

Net amount recognized	$31.3	$(209.8)	$(321.5)	$3.2	$(206.7)	$(292.7)

     Accrued benefit liabilities recorded on the balance sheet included current liabilities of $55.5 million and $50.3 million respectively at year end 2004 and 2003.

     The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2004	2004	2003	2003
(Dollars in millions)	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
For all plans:

Accumulated benefit obligation	$669.7	$912.6	$624.0	$750.0

For pension plans with Accumulated Benefit Obligations in excess of plan assets:
Projected benefit obligation	676.4	947.8	640.2	491.8

Accumulated benefit obligation	669.7	848.3	624.0	460.7
Fair value of plan assets	550.0	394.7	472.1	95.8

Unfunded ABO	$119.7	$453.6	$151.9	$364.9

Additional Minimum Liability	$152.1	$134.3	$162.5	$35.5

Increase/(Decrease) in Minimum Liability included in Other Comprehensive Income	(2.6)	94.6	9.3	2.1
Deferred tax effects included in above	1.0	(28.8)	(3.6)	7.9

Net change included in Other Comprehensive Income	$(1.6)	$65.8	$5.7	$10.0

     Total post-retirement costs are shown below:

	Year ended December 31,
(Dollars in millions)	2004	2003	2002
Domestic Pensions	$27.7	$37.8	$20.4
Foreign Pensions	59.0	38.2	35.2
Health and life insurance benefits	26.8	26.1	28.3

Subtotal	113.5	102.1	83.9
Defined contribution plan cost, principally ESOP	60.1	58.8	52.6

Total post-retirement costs, including accretion expense	$173.6	$160.9	$136.5

     Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs	2004	2004	2003	2003	2002	2002
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
(Dollars in millions)	Pensions	Pensions	Pensions	Pensions	Pensions	Pensions
Service cost-benefits earned during period	$18.6	$35.6	$15.9	$25.6	$13.3	$23.2
Interest cost on projected benefit obligation	36.8	47.6	37.1	34.5	35.4	31.9
Less assumed return on plan assets	(40.0)	(33.7)	(31.0)	(24.0)	(32.9)	(22.0)
Amortization of prior service cost	5.5	0.7	5.8	0.5	5.1	0.5
Amortization of net (gain) loss	2.8	6.7	4.4	1.4	(0.5)	(0.3)

Defined benefit plan cost	23.7	56.9	32.2	38.0	20.4	33.3
Curtailment loss	4.0	2.1	5.6	0.2	—	1.9

Net defined benefit plan cost after curtailments	$27.7	$59.0	$37.8	$38.2	$20.4	$35.2

Other Post Retirement Benefit Costs	2004	2003	2002
	Domestic	Domestic	Domestic
	Health &	Health &	Health &
	Life Ins.	Life Ins.	Life Ins.
(Dollars in millions)	Benefits	Benefits	Benefits

Service cost-benefits earned during period	$7.8	$7.9	$7.6
Interest cost on projected benefit obligation	17.4	17.4	18.5
Amortization of prior service cost	(4.3)	(4.2)	(1.5)
Amortization of net loss	6.4	5.1	3.7

Defined benefit plan cost	27.3	26.2	28.3
Curtailment gain	(0.5)	(0.1)	—

Net defined benefit plan cost after curtailments	$26.8	$26.1	$28.3

     Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

     Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2004	2004	2003	2003
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans

Discount Rate	5.75%	5.0%	6.0%	5.5%
Salary Growth	4.1%	3.5%	4.5%	3.1%

Net Periodic Pension Cost for the year
Discount Rate	6.0%	5.5%	6.75%	5.4%
Salary Growth	4.5%	3.1%	4.5%	3.15%
Expected Return on Plan Assets	8.5%	7.15%	8.5%	5.8%

     The assumed rate of return is a long-term investment return that takes into account the types of assets held by the plan and expected returns for the asset class. Return expectations reflect forward-looking analysis as well as historical experience. Our asset management strategy focuses on maintaining a diversified portfolio using various asset classes to generate attractive returns while managing risk. In determining the target asset allocation for a given plan, consideration is given to the nature of its liabilities, and portfolios are periodically rebalanced with reference to the target level.

Asset Allocation	2004	2004	2003	2003	Target	Target
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Equity Securities	68%	64%	67%	74%	64%	64%
Debt Securities	31%	32%	33%	21%	31%	34%
Other, including Real Estate	1%	4%	—	5%	5%	2%

     The Company makes contributions to pension plans that at a minimum meet all statutory funding requirements. Contributions in 2004, including payment of benefits incurred by unfunded plans, totaled $56.9 million to domestic plans and $50.3 million to foreign plans. Similar levels of contribution are expected for 2005.

     Expected future benefit payments are shown in the table below:

(Dollars in millions)	2005	2006	2007	2008	2009	2010-2014
Domestic plans without subsidy	$60	$60	$73	$66	$71	$399
Medicare D subsidy reimbursements	—	1	1	1	1	3
Foreign Plans	53	53	55	57	61	353

     The weighted-average annual assumed rate of increase in the health care cost trend rate is 10.0% for 2005 and is assumed to decrease to 9.5% in 2006 and gradually decline to 4.75% by 2017. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease

Effect on the health care component of accumulated post-retirement obligation	$12.6	$(11.3)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	0.7	(0.7)

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which, addresses the accounting and disclosure requirements required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. Provisions of the Act will provide eligible plan sponsors with a subsidy that the Company expects to use to decrease the benefit obligation and net post-retirement benefit cost. Under the FSP, which was effective for the Company in the third quarter of 2004, the decrease in the benefit obligation upon initial adoption was accounted for as an actuarial gain of $0.1 million.

NOTE 7. Income Taxes

     The Company’s income before income taxes and the applicable provision (benefit) for income taxes were:

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Income before income taxes:
Domestic	$59.4	$253.4	$279.5
Foreign	303.5	295.8	276.7

	$362.9	$549.2	$556.2

Provision for income taxes:
Current:
Domestic	$91.5	$55.3	$64.3
Foreign	87.0	55.7	17.8

	178.5	111.0	82.1

Deferred:
Domestic	(130.6)	12.1	56.6
Foreign	1.6	20.9	46.5

	(129.0)	33.0	103.1

Total provision	$49.5	$144.0	$185.2

     A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2004, 2003 and 2002 to the income before income taxes is as follows:

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Tax provision at statutory rate	$127.0	$192.2	$194.7
Foreign earnings taxed at other than 35%	(84.6)	(15.3)	(16.1)
Increase (Decrease) in valuation allowance	49.4	(13.1)	(2.5)
Withholding taxes on undistributed earnings	(18.0)	—	—
Benefit of tax audit settlements	(18.5)	(26.7)	—
State tax provision	0.8	6.7	7.7
Other, net	(6.6)	0.2	1.4

Total provision	$49.5	$144.0	$185.2

     The increase in the valuation allowance in 2004 was primarily attributable to a net increase in foreign net operating loss carryforwards, which, are not expected to be utilized, partially offset by the utilization of foreign tax credits. The decrease in the valuation allowance in 2003 was primarily attributable to the utilization of foreign tax credits, partially offset by a net increase in foreign net operating loss carryforwards. The decrease in the valuation allowance in 2002 was primarily attributable to the utilization of foreign net operating losses and foreign tax credits.

     The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Dollars in millions)	2004	2003
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$229.7	$235.9
Inventory (LIFO and purchase accounting differences)	23.9	18.7
Employee benefits	44.4	26.9
Other	136.8	140.9

	434.8	422.4

Deferred tax assets:
Post-retirement and other employee benefits	189.0	132.4
Warranties	86.5	78.8
Foreign net operating losses and tax credits	180.1	125.4
Reserves	89.6	54.4
Asbestos	119.0	—
Inventory	6.4	2.2
Facilities	9.7	33.0
Other	27.7	64.1
Valuation allowances	(174.8)	(125.4)

	533.2	364.9

Net deferred tax (liabilities) assets	$98.4	$(57.5)

     Deferred tax assets related to foreign tax credits (2003) and foreign net operating loss carry-forwards (2004 and 2003) have been reduced by a valuation allowance since realization is dependent in part on the generation of future foreign source income, as well as on income in the legal entity which gave rise to tax losses. The foreign tax credits were fully utilized during 2004. The foreign net operating losses are available for utilization in future years. $151 million of the net operating losses has an unlimited life. The carryforward period for the remaining NOLs varies in number of years by jurisdiction between five and fifteen years.

     As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of all its foreign subsidiaries to be permanently reinvested and as such no additional U.S. tax cost has been provided on approximately $448 million of earnings at December 31, 2004. Estimating the tax liability that would arise if these earnings were remitted is not practicable.

     The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during 2005. The deduction generally would result in an approximately 5.25% federal tax rate on the repatriated earnings if certain conditions are satisfied. We have not completed the process of reevaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. We expect to complete this analysis by December 2005.

     During 2004, the effective tax rate was reduced to 13.6% principally as a result of the net reduction in the provision relating to a foreign tax audit settlement, the reversal of foreign withholding taxes on undistributed earnings, adjustments to the income tax liabilities of various foreign subsidiaries, the asbestos indemnity charge and adjustments related to the filing of the 2003 tax returns.

     The Company recognized a reduction in the tax provision of $26.7 million in the fourth quarter of 2003 that reduced the effective income tax rate for 2003 to 26.2%. This was principally the result of resolution on tax audits for the years 1995 through 1998, and the approval of research and development tax credit claims.

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

NOTE 8. Accounts Receivable Securitization Agreements

     To reduce its borrowing cost, in May and September 2002 the Company established accounts receivable financing facilities in Europe and the U.S. with major international banks. As part of these facilities, the Company formed wholly-owned, special-purpose entities (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 11% for ESPE and 46% for USSPE. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $550 million (€275 million, or approximately $375 million at December 31, 2004 exchange rates under the European facility, and $175 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. These facilities have a life of three years, are subject to annual renewals and, for the European facility, the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. The accounts receivable financing facility in Europe expires in May 2005 and the U.S. facility expires in September of 2005. The Company has the ability to renew these facilities and intends to renew them upon their expiration.

     The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in other current assets in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of the sale. Those losses amounted to $40.2 million, $41.7 million and $21.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

     On August 31, 2002, the Company terminated its activities in American Standard Financial Services, a financial services partnership with Transamerica Commercial Finance Corporation that had previously provided receivables financing in the U.S., and bought back $256 million of trade receivables. The majority of these receivables were sold to the USSPE.

     Following is a summary of receivables subject to the financing facilities:

	December 31, 2004			December 31, 2003
(Dollars in millions)	ESPE	USSPE	Total	ESPE	USSPE	Total
Outstanding balances of receivables sold to SPEs	$453.8	$265.7	$719.5	$406.0	$225.3	$631.3

Net retained interest	$51.9	$122.6	$174.5	$65.6	$97.7	$163.3

Advances from conduits	$368.8	$135.1	$503.9	$313.7	$126.5	$440.2

     The advances from conduits include amounts due to the conduits under the European and U.S. accounts receivable facilities for collections of receivables under the servicing agreement. The increase in advances from conduits was comprised of a $26 million foreign exchange translation effect and $38 million growth in the amount of receivables financed.

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

     As of December 31, 2004 and 2003, the interest rates on amounts outstanding under the European facility were 2.70% and 2.51%, and under the U.S. facility were 2.24% and 1.07%, respectively.

NOTE 9. Inventories

     The components of inventories, which are carried principally on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Dollars in millions)	2004	2003
Finished products	$658.0	$570.9
Products in process	233.2	181.4
Raw materials	196.0	157.6

Inventories at cost	$1,087.2	$909.9

     The replacement cost of inventories approximated the LIFO carrying cost in both years.

NOTE 10. Facilities

     The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Dollars in millions)	2004	2003
Land	$86.2	$81.3
Buildings	709.5	640.0
Machinery and equipment	1,806.0	1,656.8
Improvements in progress	138.6	100.8

Gross facilities	2,740.3	2,478.9
Less: accumulated depreciation	1,123.7	963.5

Net facilities	$1,616.6	$1,515.4

NOTE 11. Debt

     The Company has one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. The Company also has a Euro-denominated, 364-day bank credit agreement of approximately $55 million (at December 31, 2004 exchange rates) that expires on October 31, 2005, and that was not utilized as of December 31, 2004. Debt outstanding of $50 million under that agreement was classified as long-term debt in the balance sheet as of December 31, 2003, because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, the Company has other lines of credit for $325 million.

     Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. and ASII.

     Short-term–Short-term borrowings are available under credit facilities and overdraft lines. At December 31, 2004 and 2003, the Company had $77 million and $50 million, respectively, of such foreign or domestic short-term debt outstanding at average interest rates of 3.7% and 8.3% per annum, respectively. The Company also had an additional $225 million of unused overdraft facilities as of December 31, 2004. The banks may revoke these facilities at any time. Additionally, there were $56 million of outstanding letters of credit issued by other banks.

     Average short-term borrowings for 2004 and 2003 were $111 million and $99 million, respectively, at weighted-average interest rates of 4.3% and 6.5%, respectively.

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

     At December 31, 2004, there were $35 million of borrowings outstanding under the five-year facility. Remaining availability under that facility at December 31, 2004, after reduction for $102 million of letters of credit usage was $863 million.

     At December 31, 2004, the Company’s total indebtedness was $1.508 billion, $2 million was considered short-term, and annual scheduled debt maturities were $211 million, $370 million, $1 million, $330 million and $213 million for the years 2005 through 2009, respectively and $306 million thereafter. The Company plans to repay the

7 3/8% Senior Notes maturing on April 15, 2005 with borrowings from its bank credit agreements or under its 1998 Shelf Registration Statement and therefore these notes have been classified as long-term.

     Long-term debt is recorded at face amount, net of unamortized discount and the fair value of interest-rate swaps, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

	Year Ended December 31,
(Dollars in millions)	2004	2003
Five-year credit agreement expiring 2006	$35.0	$210.0
364-day Euro-denominated credit agreement	—	50.5
7 3/8% senior notes due 2005	208.5	210.4
7.125% Euro senior notes due 2006	332.8	307.6
7 3/8% senior notes due 2008	328.8	334.6
8.25% senior notes due 2009	97.4	97.4
8.25% Sterling senior notes due 2009	115.2	106.3
7 5/8% senior notes due 2010	260.9	260.8
7.59% Euro senior bonds due 2013	40.9	37.9
Other long-term debt	11.8	13.8

	1,431.3	1,629.3
Less current maturities	2.2	2.5

Total long-term debt	$1,429.1	$1,626.8

     The U.S. Dollar equivalent of borrowings outstanding under all bank credit agreements at December 31, 2004 and 2003, and the effective weighted-average interest rates were:

	Year Ended December 31,
(Dollars in millions)	2004	2003
Loans at U.S. dollar equivalent at 3.44% in 2004; 2.65% in 2003	$35.0	$260.5

     None of the Senior Notes outstanding as of December 31, 2004, are redeemable by the Company prior to maturity. In January 2003, a European subsidiary of the Company issued €30 million ($41 million at December 31, 2004 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

     During the second half of 2001 the Company entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3/8% Senior Notes due 2008 and $75 million of the 7 3/8% Senior Notes due 2005. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges amounted to $11 million and $19 million as of December 31, 2004 and 2003, respectively, and is recorded in other long-term assets with a corresponding increase in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. As of December 31, 2004, the average effective interest rate on the $300 million of Senior Notes to which the swaps apply was approximately 4.5%. See Note 13 for additional information on the interest rate swaps.

     Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 2004, 2003 and 2002, were $0.2 million, $0.9 million and $2.6 million, respectively. Cash interest paid in those years on all outstanding indebtedness amounted to $107 million $114, million and $125 , million, respectively.

     The Company, American Standard Inc., American Standard International Inc. and certain of their domestic subsidiaries guarantee obligations under the primary bank credit agreement. In addition, significant foreign subsidiaries guarantee obligations of certain foreign borrowers under the bank credit agreement.

     The primary bank credit agreement contains various covenants that limit, among other things, priority indebtedness, liens, sale and leaseback transactions, subsidiary indebtedness, certain fundamental business changes and the making of certain investments, loans and advances. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement.

NOTE 12. Capital Stock

          The Company’s Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 560,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. The Company has also adopted a Rights Agreement. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in the ownership of the common stock of the Company.

     On May 27, 2004 the Company completed a three-for-one common stock split.

     The Company’s Board of Directors has approved a quarterly dividend of $.15 per share of common stock. The dividend will be paid on March 25, 2005, to shareholders of record on February 28, 2005. As of December 31, 2004, the unexpended authorization under the Company’s share repurchase program was $62 million. The Company purchased 6,962,000 shares in 2004 for $251 million, 6,005,400 shares in 2003 for $152 million ($2 million of which was paid in 2004), 6,225,600 shares in 2002 for $141 million, and 24,222,000 shares in prior years for $344 million. On February 3, 2005 the Company’s Board of Directors also approved $400 million to purchase shares of the Company’s common stock in the open market. As of February 11, 2005, the unexpended authorization on the current program, together with any amounts remaining under prior programs totaled $412,236,204. The Company plans to expend approximately $400 million for share repurchases in 2005.

     In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000, of which no more than 2,475,000 may be used for awards other than stock options or SARs. The total of stock options and SARs that may be granted to any individual annually may not exceed 4,500,000 shares, and the number of restricted stock and restricted unit awards to any individual annually may not exceed 450,000 shares or units. At December 31, 2004, options to purchase a total of 5,942,191 shares were outstanding and there were 10,299,713 shares available for grant under the 2002 Omnibus Plan. The shares to be issued under the 2002 Omnibus Plan may be newly issued shares or treasury shares. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At December 31, 2004, options to purchase a total of 11,723,372 shares were outstanding under the 1995 Stock Plan. The shares to be issued under the 1995 Stock Plan to satisfy outstanding options are expected to be from available treasury shares. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years. On February 2, 2005, awards in the form of options to purchase 2,271,875 shares were granted under the 2002 Omnibus Plan.

     A summary of stock option activity and related information for 2002, 2003 and 2004 follows:

		Weighted-	Weighted-
	Shares	Average	Average
	Underlying	Exercise	Fair Value
	Options	Price	Of Grants
Outstanding December 31, 2001	17,755,245	13.88
Granted	6,807,450	20.16	$6.08
Exercised	(4,954,653)	11.75
Forfeited	(572,937)	16.74

Outstanding December 31, 2002	19,035,105	16.61
Granted	2,967,915	23.32	$7.15
Exercised	(3,704,369)	14.69
Forfeited	(330,525)	19.24

Outstanding December 31, 2003	17,968,126	18.07
Granted	2,658,775	35.38	$10.75
Exercised	(2,259,584)	16.42
Forfeited	(701,754)	23.57

Outstanding December 31, 2004	17,665,563	20.67

Exercisable at end of year:
2002	8,667,030
2003	8,420,886
2004	9,322,870

     The weighted average fair value of stock option grants was estimated at the date of grant using the Black-Scholes option-pricing model. For the assumptions used in determining the fair value, see Note 2, “Accounting Policies–Stock-Based Compensation.”

     Following is a summary of options outstanding and exercisable by price range as of December 31, 2004:

	Options Outstanding		Options Exercisable		Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining
	Number of	Exercise	Number of	Exercise	Contractual
Price range	Options	Price	Options	Price	Life (Years)
$6.00–$9.00	91,835	$6.67	91,835	$6.67	0.1
$9.01–$13.00	3,833,255	12.65	3,833,255	12.65	4.7
$13.01–$19.00	2,774,757	17.63	2,774,757	17.63	5.4
$19.01–$25.00	8,157,683	20.78	2,523,266	20.80	7.3
$25.01–$31.00	163,334	26.07	62,641	25.84	8.1
$31.01–$42.00	2,644,699	35.32	37,116	33.45	9.1

	17,665,563	$20.67	9,322,870	$16.45	6.7

     On January 1, 2000, the Chief Executive Officer of the Company was granted an award of 750,000 shares of restricted stock under the 1995 Stock Plan. Such shares vested in three equal annual installments beginning January 1, 2003. Unearned compensation equal to the fair market value of the shares at the date of grant was recorded as a component of stockholders’ equity and was amortized as a charge to compensation expense based upon the vesting schedule, beginning on January 1, 2000 and ending December 31, 2004.

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

     In 1997, shareholders approved the establishment of the Employee Stock Purchase Plan commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company’s discretion. Employees purchased 236,211 shares in 2004, 342,423 shares in 2003 and 371,607 shares in 2002 under this plan. In 2002, shareholders authorized an additional 1,500,000 shares for issuance under this plan.

     Following is a summary of shares issued or reacquired by the Company for the years ended December 31, 2004, 2003, and 2002.

	Number of Shares of Common Stock
		Treasury	Net Shares
	Total Shares	Shares	Outstanding
Balance, December 31, 2001	251,613,072	(35,391,540)	216,221,532

Shares issued upon exercise of stock options		4,862,955	4,862,955
Stock purchased for treasury		(6,225,600)	(6,225,600)
Shares issued to ESOP		2,294,691	2,294,691
Shares issued to ESPP	1,344	370,263	371,607
Other shares issued or (reacquired), net	131,604	184,419	316,023

Balance, December 31, 2002	251,746,020	(33,904,812)	217,841,208

Shares issued upon exercise of stock options	10,050	3,742,698	3,752,748
Stock purchased for treasury		(6,005,400)	(6,005,400)
Shares issued to ESOP		2,301,579	2,301,579
Shares issued to ESPP	1,512	340,911	342,423
Other shares issued or (reacquired), net		(317,580)	(317,580)

Balance, December 31, 2003	251,757,582	(33,842,604)	217,914,978
Shares issued upon exercise of stock options	9,999	2,250,740	2,260,739
Stock purchased for treasury		(6,962,000)	(6,962,000)
Shares issued to ESOP		1,598,657	1,598,657
Shares issued to ESPP	1,160	235,051	236,211
Other shares issued or (reacquired), net		(100,597)	(100,597)

Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988

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

     To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these interest rate swaps, the Company pays a specified variable interest rate and receives the fixed-rate applicable to the underlying debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness.

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

     The notional amount and estimated fair value of interest rate swaps and hedging contracts at December 31, 2004 and 2003 are as follows:

	2004		2003
	Notional	Fair	Notional	Fair
(Dollars in millions)	Value	Value	Value	Value
Interest rate swaps	$300.0	$10.9	$300.0	$18.7
Commodity-forward contracts	94.9	11.9	56.9	9.7
Foreign-currency-forward contracts related to receivables securitization	69.2	1.0	58.2	3.2

     The estimated fair value and carrying amounts of other financial instruments were:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value
Credit agreement loans	$35	$35	$210	$210
7 3/8% senior notes due 2005	208	211	210	220
7.125% Euro senior notes due 2006	333	352	308	328
7 3/8% senior notes due 2008	329	361	335	366
8.25% senior notes due 2009	97	113	97	111
8.25% Sterling senior notes due 2009	115	128	106	106
7 5/8% senior notes due 2010	261	298	261	292
7.59% Euro senior bonds due 2013	41	51	38	38
Other debt obligations	12	12	14	14

     The fair values presented above are estimates as of December 31, 2004 and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

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

     The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $36 million, $35 million and $29 million for 2004, 2003 and 2002, respectively. Total warranty expense was $206 million, $175 million and $142 million for 2004, 2003 and 2002, respectively.

     Following is a summary of changes in the Company’s product warranty liability for the three years ended December 31, 2004:

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of year	$356.0	$315.9	$299.9
Warranty costs accrued	171.9	138.5	117.4
Deferred income on extended warranty contracts sold	68.8	64.4	50.7
Warranty claims settled	(149.2)	(123.6)	(115.1)
Amortization of deferred income on extended warranty contracts	(54.2)	(46.7)	(42.9)
Increases (decreases) in warranty estimates made in prior years, including foreign exchange translation effects	4.2	7.5	5.9

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of year	397.5	356.0	315.9
Current portion included in current liabilities	(155.1)	(153.1)	(118.0)

Long-term warranty liability	$242.4	$202.9	$197.9

     Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2004, are: $134 million in 2005; $111 million in 2006; $91 million in 2007; $67 million in 2008; $55 million in 2009; and $104 million thereafter, a total of $562 million. Net rental expense for all operating leases was $167 million, $165 million and $148 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. Currently, there is no date set for a new trial on such claims.

     As previously reported, in November 2004 the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present.

     On February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of the French and European Union competition regulations.

     The Company is cooperating fully with these investigations and intends to vigorously defend itself against these lawsuits. The Company believes that the resolution of the matters described above would not, individually or in the aggregate, have a material adverse effect on the financial condition or liquidity of the Company but could be material to the Company’s operating results for the periods in which the liabilities, if any, would be recognized.

     Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from sales of boilers and railroad brake shoes. In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants, often in excess of one hundred companies. Many of these lawsuits involve multiple claimants, do not specifically identify the injury or disease for which damages are sought and/or do not allege a connection between any Company product and a claimed injury or disease. As a result, numerous lawsuits have been placed and may remain on inactive or deferred dockets, which some jurisdictions have established.

     Historically, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed against the Company in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. Because of stabilization in the rate at which new claims are being filed and the Company’s added experience in resolving claims, the Company now believes a reasonable estimate of this liability can be made.

     In the fourth quarter of 2004, the Company retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims. Dr. Rabinovitz is a respected expert in performing complex calculations such as this. She has been involved in a number of asbestos-related valuations of current and future liabilities, and her valuation methodologies have been accepted by numerous courts.

     The methodology used by HR&A to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases

•	HR&A’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological data and the Company’s most recent five-year claims history

•	an analysis of the Company’s pending cases, by type of injury claimed

•	an analysis of the Company’s most recent five-year history to determine the average settlement value of claims, by type of injury claimed

•	an adjustment for inflation in the future average settlement value of claims, at a 3% annual inflation rate

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future

     Based on these factors, HR&A calculated a total estimated liability for the Company to resolve all pending and unasserted potential future claims through 2055, which is HR&A’s reasonable best estimate of the time it will take to resolve asbestos-related claims, of $699 million. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes legal fees. Based on HR&A’s analysis, in the fourth quarter of 2004 the Company increased its recorded liability for asbestos claims by $616 million, from $83 million to $699 million.

     As of December 31, 2004, the Company recorded an increase in the receivable for probable asbestos-related insurance recoveries of $309 million. This represents amounts due to the Company for previously settled and paid claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees.

     In the 4th quarter of 2004, the Company recorded a charge to income of $307 million ($188 million after tax), which, is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount the Company expects to recover from insurers with respect to that increased liability. This difference is due primarily to gaps in coverage, deductibles associated with the policies and settlements for less than the full coverage limits with carriers in insolvency proceedings and carriers with questionable credit-worthiness (“Gaps, Deductibles and Discounts”). In addition, because some insurance policy buy-out arrangements result in insurers paying the Company before liability payments are due to claimants, such settlements typically take into account the time-value of money and include some discount to reflect the early payment. This discount also contributes to the gap between the recorded liability and the recorded insurance receivable.

     The Company is in litigation against certain carriers whose policies it believes provide coverage for pending claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. While the Company cannot predict the outcome of this litigation with certainty, the Company believes that the amount recorded is probable of recovery based on its analysis of the coverage, the applicable law, historical trends in its and other insured parties’ settlements with insurers and the likelihood of achieving a settlement with some or all of the insurers.

     The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial, significantly exceeding the projected liability against the Company. However, limitations in that coverage, primarily due to Gaps, Deductibles and Discounts, are expected to result in the projected total liability to claimants and related expenses exceeding the probable insurance recovery. The Company settled with most of the insolvent carriers and carriers with poor credit quality whose policies it believes provide coverage for pending and projected future claims. 85% of the remaining recorded insurance recovery receivable will be from carriers rated A or better by AM Best.

     The amounts recorded by the Company for asbestos-related liability and insurance-related receivables are based on currently known facts. The Company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues among insurance carriers including allocation methodologies, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

          In 2003, the Company began a program of seeking recovery from excess carriers on the lower layers of its coverage. In early February 2004, the Company reached significant settlements on two elements of this coverage, KWELM Management Services Ltd (“KWELM”) and Underwriters at Lloyd’s London through Equitas (“Equitas”).

     In July 2004, the Company agreed to a settlement with KWELM, as agent for various London-based carriers in bankruptcy, for a small portion of the Company’s insurance coverage, of which $29.5 million was received in the third quarter of 2004. In connection with the future liquidation of the bankruptcy trust the Company may receive additional payments.

     In February 2005, the Company reached agreement with Equitas, the London-based entity responsible for certain pre-1993 Lloyd’s of London policies in its insurance coverage, in the amount of $84.5 million. During the first quarter of 2005, $10 million of this will be paid directly to the Company to cover past asbestos and environmental costs, and $74.5 million will be placed in a trust until January 3, 2007. If during the trust period there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, this money will be used by Equitas for the legislative payment less some allowance to the Company for claims settlements that may be made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the funds in the trust, including accrued interest, will be disbursed to the Company.

     From receipt of its first asbestos claim more than twenty years ago to December 31, 2004, the Company has resolved 25,389 claims, and settlements of approximately $51 million have been made, for an average payment per claim of $2,003. The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

				Total pre-
	2002	2003	2004	12/31/04
Open claims — January 1	52,985	97,200	116,549	N/A
New Claims filed	45,404	26,295	12,059	150,706
Claims settled	431	430	812	8,090
Claims dismissed	758	6,516	2,479	17,299
Open claims — December 31	97,200	116,549	125,317	N/A

     Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. This is demonstrated by the fact that approximately 40% of all claims filed against the Company were filed in a 20-plus year period prior to 2002, 40% were filed in the 16-month period from January 2002 through April 2003, and the remaining 20% were spread relatively evenly over the next 20 months through December 2004. The Company believes that the dramatic increase in filings in the 16-month period from January 2002 through April 2003 was influenced by the bankruptcy filings of numerous asbestos defendants in asbestos-related litigation and the prospect of various forms of state and federal judicial and legislative reforms.

     The Company has commitments and performance guarantees, including energy savings guarantees totaling $55 million extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2004 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

     The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly-owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $55 million Euro-denominated credit facility and $41 million of Euro-denominated Senior Bonds. See Note 11 of Notes to Financial Statements. The Company also guarantees debt of third parties in the amount of $3 million as of December 31, 2004.

NOTE 15. Segments

          American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

     Air Conditioning Systems and Services is a global manufacturer of commercial and residential heating, ventilation and air conditioning (HVAC) equipment, systems and controls. It also provides aftermarket parts to the HVAC industry, performance contracting for the installation and maintenance of HVAC systems featuring its products, and service for its products and those of other manufacturers. The Company’s air conditioning segment is organized and managed as two operating divisions: Trane Commercial Systems (TCS), a global business, and Residential Systems (RS), a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, controls and building automation systems, aftermarket parts, and outside North America, residential air conditioning products. TCS also installs and provides services for its products and those of other HVAC manufacturers. RS manufactures primarily residential HVAC products (air conditioners, furnaces, and related accessories and controls) and distributes both residential and commercial unitary products in North America through a separate distribution channel. In 2004, approximately 14% of RS sales were for commercial applications.

          TCS’ and RS’ manufacturing operations are not organized on a purely product-line basis. Each manufactures products or components that are sold, or incorporated into products sold, by the other. In addition, while RS manages the manufacturing operations for residential products sold in the U.S and Canadian markets, TCS manages the manufacturing, sourcing and distribution of residential products for all other international markets in which the Company participates.

          Since TCS’ and RS’ manufacturing and distribution have considerable overlap and have similar economic characteristics, we believe that aggregation of TCS and RS into a single reportable segment is the most meaningful way to report them. Therefore, in accordance with the aggregation criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for segment reporting purposes TCS and RS are aggregated into a single reportable segment called Air Conditioning Systems and Services

          The Bath and Kitchen segment designs and produces bathroom and kitchen fixtures and fittings on a global basis. Its products are marketed through retail and wholesale sales channels for residential and commercial markets.

          Vehicle Control Systems designs and manufactures braking and control systems for the worldwide commercial vehicle industry. Its largest-selling products are braking control systems and related electronic and other control systems. These include antilock and electronic braking systems (“ABS” and “EBS”, respectively), automated transmission controls and suspension control systems for heavy and medium-sized trucks, buses, and trailers. WABCO also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles.

          In addition to the segment data in the following table, see also the five-year summary in Item 6, “Selected Financial Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

          Segment Data

	Year Ended December 31
(Dollars in millions)	2004	2003	2002
Sales:
Air Conditioning Systems and Services	$5,345	$4,975	$4,744
Bath and Kitchen	2,440	2,235	1,994
Vehicle Control Systems	1,724	1,358	1,057

	$9,509	$8,568	$7,795

Segment income:
Air Conditioning Systems and Services	$556	$522	$537
Bath and Kitchen	197	139	155
Vehicle Control Systems	231	177	139

	984	838	831
Equity in net income of unconsolidated joint ventures	28	26	27
Interest expense	(115)	(117)	(129)
Asbestos indemnity charge, net of recoveries	(320)	(10)	(3)
Corporate and other expenses	(214)	(188)	(170)

Income from continuing operations before income taxes	$363	$549	$556

Sales — Geographic distribution (a):
United States	$4,783	$4,513	$4,412
Europe (countries below are included in this total)	3,164	2,664	2,168
Germany	878	719	556
U.K.	594	537	496
France	358	313	262
Italy	460	400	333
Other (countries below are included in this total)	1,562	1,391	1,215

China	239	223	194
Canada	221	205	174
Total sales	$9,509	$8,568	$7,795

Segment income — Geographic distribution:
United States	$485	$445	$559
Europe	326	253	193
Other	173	140	79

Total segment income	$984	$838	$831

(a)	Revenues from external customers are classified by country of destination.

          Segment Data (continued)

	As of December 31
(Dollars in millions)	2004	2003	2002
Assets
Air Conditioning Systems and Services	$2,623	$2,389	$2,206
Bath and Kitchen	2,194	2,099	1,833
Vehicle Control Systems	1,122	906	702

Total identifiable assets	$5,939	$5,394	$4,741

Geographic distribution:
United States	$2,304	$2,101	$1,950
Europe (countries below are included in this total)	2,716	2,401	1,931
Germany	764	586	489
U.K.	388	361	317
France	294	326	320
Italy	456	374	237
Other	919	892	860

Total identifiable assets	5,939	5,394	4,741
Cash and cash equivalents	230	112	97
Prepaid charges	15	21	27
Corporate assets	658	352	279

Total assets	$6,842	$5,879	$5,144

Goodwill included in assets:
Air Conditioning Systems and Services	$222	$222	$214
Bath and Kitchen	605	586	509
Vehicle Control Systems	355	332	290

Total goodwill	$1,182	$1,140	$1,013

	Year Ended December 31
(Dollars in millions)	2004	2003	2002
Capital expenditures, including investments and computer software:
Air Conditioning Systems and Services	$112	$90	$109
Bath and Kitchen	78	101	77
Vehicle Control Systems	69	45	46
Corporate	5	4	3

Total capital expenditures	$264	$240	$235

Depreciation and amortization:
Air Conditioning Systems and Services	$90	$85	$80
Bath and Kitchen	93	94	82
Vehicle Control Systems	69	58	46
Corporate	10	10	5

Total depreciation and amortization	$262	$247	$213

NOTE 16. Supplemental Consolidating Condensed Financial Information

          All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate audited financial statements for ASI, the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and balance sheets as of December 31, 2004 and 2003 for the Parent Company, ASI, ASII, and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004

				Other		Consoli-
	Parent			Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	iaries	ations	Total
Sales		$4,806.8	$5,134.1	$11.0	$(443.1)	$9,508.8

Costs and expenses:
Cost of sales		3,532.9	3,848.9	13.6	(443.1)	6,952.3
Selling and administrative expenses		931.1	781.4	0.7	(4.7)	1,708.5
Other expense		68.1	(19.8)	(2.2)	3.9	50.0
Asbestos indemnity charge, net of recoveries		320.2	—	—	—	320.2
Interest expense		103.9	11.0	—	—	114.9
Intercompany interest expense (income)		3.9	(2.2)	(2.5)	0.8	—

Total expenses		4,960.1	4,619.3	9.6	(443.1)	9,145.9

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		(153.3)	514.8	1.4	—	362.9
Income taxes		(39.6)	88.7	0.4		49.5

Income from continuing operations before equity in net income of consolidated subsidiaries		(113.7)	426.1	1.0	—	313.4
Equity in net income of consolidated subsidiaries	$313.4	—	—	—	(313.4)	—

Net income	$313.4	$(113.7)	$426.1	$1.0	$(313.4)	$313.4

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2004

				Other		Consoli-
	Parent			Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	iaries	ations	Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$(8.6)	$235.1	$2.8		$229.4
Accounts receivable, net	—	473.2	654.2	27.1		1,154.5
Inventories	—	493.6	593.6	—		1,087.2
Other current assets	—	236.8	167.7	14.2		418.7

Total current assets	0.1	1,195.0	1,650.6	44.1		2,889.8
Facilities, net	—	570.6	1,046.0	—		1,616.6
Goodwill, net	—	107.2	1,074.8	—		1,182.0
Investment in subsidiaries	1,871.3	—	—	—	$(1,871.3)	—
Long-term asbestos indemnity receivable	—	365.1	—	—		365.1
Other assets		519.0	245.4	23.9		788.3

Total assets	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$51.0	$25.6	$—		$76.6
Current maturities of long-term debt		1.6	0.6	—		2.2
Other current liabilities		963.1	1,281.7	23.1		2,267.9

Total current liabilities		1,015.7	1,307.9	23.1		2,346.7
Long-term debt		1,379.5	49.6	—		1,429.1
Reserve for post-retirement benefits		275.5	468.6	—		744.1
Intercompany accounts, net	$941.1	235.4	(1,082.8)	(93.7)		—
Long-term portion of asbestos indemnity liability	—	683.4	—	—	—	683.4
Other long-term liabilities		323.5	253.4	131.3		708.2

Total liabilities	941.1	3,913.0	996.7	60.7	$—	5,911.5

Total shareholders’ equity (deficit)	930.3	(1,156.1)	3,020.1	7.3	(1,871.3)	930.3

Total liabilities and shareholders’ equity (deficit)	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2004

				Other		Consoli-
	Parent			Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	iaries	ations	Total
Cash provided (used) by:
Operating activities:
Net income	$313.4	$(113.7)	$426.1	$1.0	$(313.4)	$313.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		98.5	163.4			261.9
Equity in earnings of affiliates, net of dividends received		(8.1)	(7.7)			(15.8)
Non-cash stock compensation		60.9				60.9
Deferred income taxes		(123.3)	(30.0)	(2.8)		(156.1)
Gain on sale of property, plant and equipment		(3.7)				(3.7)
Equity in net income of subsidiary	(313.4)				313.4	—
Changes in assets and liabilities:
Accounts receivable		7.5	(91.6)	(2.0)		(86.1)
Inventories		(71.0)	(67.4)			(138.4)
Accounts payable		74.9	82.4	0.3		157.6
Other accrued liabilities		32.6	17.1	3.8		53.5
Post-retirement benefits		(26.9)	7.8			(19.1)
Net asbestos indemnity liability		316.3				316.3
Other long-term liabilities		22.5	39.6	15.1		77.2
Other assets		(45.8)	(18.1)	(20.1)		(84.0)

Net cash provided by operating activities before proceeds from initial sale of receivables	—	220.7	521.6	(4.7)	—	737.6
Proceeds from initial sale of receivables, net	—	27.1	—	—	—	27.1

Net cash provided by operating activities	—	247.8	521.6	(4.7)	—	764.7

Investing activities:
Purchase of property, plant and equipment		(75.0)	(140.9)			(215.9)
Investments in affiliated companies			(1.5)			(1.5)
Investments in computer software		(24.7)	(21.9)			(46.6)
Loan to unconsolidated joint venture, net		(16.2)				(16.2)
Proceeds from the disposal of property/equipment		26.8	2.6	—		29.4

Net cash used by investing activities	—	(89.1)	(161.7)	—	—	(250.8)

Financing activities:
Proceeds from issuance of long-term debt		0.5	0.6			1.1
Repayments of long-term debt		(1.1)	(1.7)			(2.8)
Net change in revolving credit facility		(135.0)	(93.5)			(228.5)
Net change in other short-term debt		51.0	(24.4)			26.6
Purchases of treasury stock	(253.0)					(253.0)
Net change in intercompany accounts	208.4	(19.7)	(193.6)	4.9		—
Proceeds from exercise of stock options	36.9					36.9
Proceeds from foreign exchange forward contracts		8.5				8.5
Other common stock issued or reacquired, net	7.7	(1.1)	—			6.6

Net cash used by financing activities	—	(96.9)	(312.6)	4.9	—	(404.6)
Effect of exchange rate changes on cash and cash equivalents		—	8.4	—		8.4

Net increase (decrease) in cash and cash equivalents	—	61.8	55.7	0.2	—	117.7
Cash and cash equivalents at beginning of year	0.1	(70.4)	179.4	2.6		111.7

Cash and cash equivalents at end of year	$0.1	$(8.6)	$235.1	$2.8	$—	$229.4

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003

				Other		Consoli-
	Parent			Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	iaries	ations	Total
Sales		$4,583.7	$4,445.8	$7.9	$(469.8)	$8,567.6

Costs and expenses:
Cost of sales		3,505.4	3,432.9	9.0	(469.8)	6,477.5
Selling and administrative expenses		754.8	605.3	0.7		1,360.8
Other expense		33.1	20.8	(0.8)		53.1
Asbestos indemnity charge, net of recoveries		10.0				10.0
Interest expense		105.4	11.6	—		117.0
Intercompany interest expense (income)		2.3	(2.3)	—		—

Total expenses		4,411.0	4,068.3	8.9	(469.8)	8,018.4

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		172.7	377.5	(1.0)	—	549.2
Income taxes		(2.1)	145.0	1.1	—	144.0

Income from continuing operations before equity in net income of consolidated subsidiaries		174.8	232.5	(2.1)	—	405.2
Equity in net income of consolidated subsidiaries	$405.2	—	—	—	(405.2)	—

Net income	$405.2	$174.8	$232.5	$(2.1)	$(405.2)	$405.2

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2003

				Other		Consoli-
	Parent			Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	iaries	ations	Total
ASSETS
Current assets:
Cash and cash equivalents	$.1	$(70.4)	$179.4	$2.6		$111.7
Accounts receivable, net	—	481.7	516.0	25.1		1,022.8
Inventories		422.6	487.3			909.9
Other current assets		256.5	181.3	8.5		446.3

Total current assets	.1	1,090.4	1,364.0	36.2		2,490.7
Facilities, net		582.1	933.3			1,515.4
Goodwill, net		137.2	1,003.2			1,140.4
Investment in subsidiaries	1,441.1	—	—		$(1,441.1)	—
Long-term asbestos indemnity receivable		59.5	—			59.5
Other assets		451.1	214.8	6.8		672.7

Total assets	$1,441.2	$2,320.3	$3,515.3	$43.0	$(1,441.1)	$5,878.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks		$—	$49.8	$—		$49.8
Current maturities of long-term debt		1.5	1.0			2.5
Other current liabilities		863.4	1,098.8	19.0		1,981.2

Total current liabilities		864.9	1,149.6	19.0		2,033.5
Long-term debt		1,489.2	137.6			1,626.8
Reserve for post-retirement benefits		326.4	331.0			657.4
Intercompany accounts, net	$727.4	251.4	(894.0)	(84.8)		—
Long-term portion of asbestos indemnity liability		61.5				61.5
Other long-term liabilities		420.0	249.4	116.3		785.7

Total liabilities	727.4	3,413.4	973.6	50.5	$—	5,164.9

Total shareholders’ equity (deficit)	713.8	(1,093.1)	2,541.7	(7.5)	(1,441.1)	713.8

Total liabilities and shareholders’ equity (deficit)	$1,441.2	$2,320.3	$3,515.3	$43.0	$(1,441.1)	$5,878.7

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2003

				Other		Consoli-
	Parent			Subsid-	Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	iaries	ations	Total
Cash provided (used) by:
Operating activities:
Net income	$405.2	$174.8	$232.5	$(2.1)	$(405.2)	$405.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		95.6	151.2			246.8
Equity in earnings of affiliates, net of dividends received		(6.7)	(7.6)			(14.3)
Non-cash stock compensation		60.4				60.4
Deferred income taxes		10.1	21.4			31.5
Gain on sale of property, plant and equipment		0.8	(8.7)			(7.9)
Equity in net income of subsidiary	(405.2)				405.2	—
Changes in assets and liabilities:
Accounts receivable		(28.8)	(32.4)	(25.1)		(86.3)
Inventories		(68.7)	(7.8)			(76.5)
Accounts payable		25.5	7.7	0.2		33.4
Other accrued liabilities		(5.6)	175.1	18.7		188.2
Post-retirement benefits		(7.1)	(2.3)			(9.4)
Net asbestos indemnity liability		0.2				0.2
Other long-term liabilities		(57.8)	(75.8)	116.3		(17.3)
Other assets		125.7	(230.9)	2.4		(102.8)

Net cash provided by operating activities	—	318.4	222.4	110.4	—	651.2

Investing activities:
Purchase of property, plant and equipment		(66.7)	(104.0)			(170.7)
Investments in affiliated companies			(25.0)			(25.0)
Investments in computer software		(23.2)	(21.7)			(44.9)
Proceeds from the disposal of Property/Equipment		6.0	17.2			23.2

Net cash used by investing activities	—	(83.9)	(133.5)	—	—	(217.4)

Financing activities:
Proceeds from issuance of long-term debt			33.0			33.0
Repayments of long-term debt		(126.0)	(3.6)			(129.6)
Net change in revolving credit facility		(308.0)	31.6			(276.4)
Net change in other short-term debt			1.8			1.8
Purchases of treasury stock	(149.5)					(149.5)
Net change in intercompany accounts	87.7	102.9	(82.6)	(108.0)		—
Proceeds from exercise of stock options	54.9					54.9
Proceeds from foreign exchange forward contracts		38.2				38.2
Financing costs and other	7.0	0.5		—		7.5

Net cash used by financing activities	0.1	(292.4)	(19.8)	(108.0)	—	(420.1)
Effect of exchange rate changes on cash and cash equivalents			1.4			1.4

Net increase (decrease) in cash and cash equivalents	0.1	(57.9)	70.5	2.4	—	15.1
Cash and cash equivalents at beginning of year	—	(22.9)	119.5		—	96.6

Cash and cash equivalents at end of year	$0.1	$(80.8)	$190.0	$2.4	$—	$111.7

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2002

					Consoli-
	Parent			Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	ations	Total
Sales		$4,457.1	$3,654.2	$(315.9)	$7,795.4

Costs and expenses:
Cost of sales		3,405.0	2,776.1	(315.9)	5,865.2
Selling and administrative expenses		637.9	549.8		1,187.7
Other expense		55.0	(1.0)		54.0
Asbestos indemnity charge, net of recoveries		3.3			3.3
Interest expense		119.9	9.1		129.0
Intercompany interest expense (income)		(0.6)	0.6		—

Total expenses		4,220.5	3,334.6	(315.9)	7,239.2

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		236.6	319.6	—	556.2
Income taxes		72.1	113.1		185.2

Income from continuing operations before equity in net income of consolidated subsidiaries		164.5	206.5	—	371.0
Equity in net income of consolidated subsidiaries	$371.0	—	—	(371.0)	—

Net income	$371.0	$164.5	$206.5	$(371.0)	$371.0

NOTE 16. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2002

					Consoli-
	Parent			Elimin-	dated
(Dollars in millions)	Company	ASI	ASII	ations	Total
Cash provided (used) by:
Operating activities:
Net income	$371.0	$164.5	$206.5	$(371.0)	$371.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		87.6	125.1		212.7
Equity in earnings of affiliates, net of dividends received		(8.4)	(5.1)		(13.5)
Non-cash stock compensation		55.4			55.4
Deferred income taxes		77.6	(10.4)		67.2
Gain on sale of property, plant and equipment			(3.3)		(3.3)
Equity in net income of subsidiary	(371.0)			371.0
Changes in assets and liabilities:
Accounts receivable	0.5	46.5	(99.6)		(52.6)
Inventories		(43.5)	(45.8)		(89.3)
Accounts payable		(40.3)	3.5		(36.8)
Other accrued liabilities		145.4	(159.3)		(13.9)
Post-retirement benefits		(17.9)	1.3		(16.6)
Net asbestos indemnity liability		(6.4)			(6.4)
Other long-term liabilities		36.7	(50.3)		(13.6)
Other assets		(133.1)	215.0		81.9

Net cash provided by operating activities before proceeds from initial sale of receivables	0.5	364.1	177.6	—	542.2
Proceeds from initial sale of receivables, net	—	(100.7)	182.1	—	81.4

Net cash provided by operating activities	0.5	263.4	359.7	—	623.6

Investing activities:
Purchase of property, plant and equipment		(70.1)	(95.0)		(165.1)
Investments in affiliated companies		(22.0)	(1.6)		(23.6)
Investments in computer software		(24.6)	(22.3)		(46.9)
Proceeds from dissolution of receivables financing Joint venture		25.8			25.8
Proceeds from the disposal of property/equipment		6.6	14.8		21.4
Other		(1.1)	—		(1.1)

Net cash used by investing activities	—	(85.4)	(104.1)	—	(189.5)

Financing activities:
Repayments of long-term debt		(40.8)	(2.8)		(43.6)
Net change in revolving credit facility		(313.0)	40.7		(272.3)
Net change in other short-term debt		(0.1)	(24.4)		(24.5)
Purchases of treasury stock	(141.1)				(141.1)
Net change in intercompany accounts	77.2	155.5	(232.7)		—
Proceeds from exercise of stock options	56.1				56.1
Financing costs and other	7.3	(5.6)	3.7		5.4

Net cash used by financing activities	(0.5)	(204.0)	(215.5)	—	(420.0)
Effect of exchange rate changes on cash and cash equivalents			0.4		0.4

Net increase (decrease) in cash and cash equivalents	—	(26.0)	40.5	—	14.5
Cash and cash equivalents at beginning of year	—	3.1	79.0	—	82.1

Cash and cash equivalents at end of year	$—	$(22.9)	$119.5	$—	$96.6

Quarterly Data (Unaudited)

Year 2004

(Dollars in millions, except per share data)	First	Second (a)	Third (a)	Fourth (a)
Sales	$2,185.0	$2,575.3	$2,396.1	$2,352.4

Cost of sales	1,591.3	1,871.2	1,720.6	1,769.2

Income (loss) before income taxes	122.6	227.8	200.0	(187.5)
Income taxes	38.0	68.1	44.0	(100.6)

Net income (loss)	$84.6	$159.7	$156.0	$(86.9)

Net income (loss) per common share:
Basic	$.39	$.75	$.73	$(.41)
Diluted	$.38	$.73	$.71	$(.41)

Average number of common shares (thousands):
Basic	216,474	214,235	214,184	214,458
Diluted	222,226	220,035	219,924	214,458
Range of prices on common stock:
High	$38.33	$40.93	$40.55	$41.82
Low	$33.10	$33.60	$36.22	$34.41

Year 2003

(Dollars in millions, except per share data)	First	Second	Third	Fourth (b)
Sales	$1,950.6	$2,265.0	$2,234.4	$2,117.7

Cost of sales	1,473.5	1,688.4	1,669.9	1,645.7

Income before income taxes	92.5	194.0	177.6	85.1
Income taxes	28.7	60.1	55.1	.2

Net income	$63.8	$133.9	$122.5	$84.9

Net income per common share:
Basic	$.29	$.62	$.56	$.39
Diluted	$.29	$.61	$.55	$.38

Average number of common shares (thousands):
Basic	216,425	215,620	217,031	218,141
Diluted	220,138	219,623	221,337	223,475
Range of prices on common stock:
High	$24.06	$26.52	$28.37	$34.00
Low	$21.28	$22.73	$24.03	$28.17

          (a) The second quarter of 2004 includes operational consolidation expenses of $13.1 million ($9.0 million after tax, or $.04 per diluted share) comprised of $12.9 million for Bath and Kitchen and $0.2 million for Vehicle Control Systems; the third quarter of 2004 includes operational consolidation expenses of $6.8 million ($4.7 million after tax, or $.02 per diluted share) comprised of $0.7 million for Air Conditioning Systems and Services, $5.1 million for Bath and Kitchen and $1.0 million for Vehicle Control Systems and the fourth quarter of 2004 includes operational consolidation expenses of $26.5 million ($18.3 million after tax, or $.08 per diluted share) comprised of $7.0 million for Air Conditioning Systems and Services, $15.0 million for Bath and Kitchen, $4.2 million for Vehicle Control Systems and $0.3 million in Corporate and Other expense. Income taxes include a tax benefit of $14.4 million related to those expenses. The fourth quarter of 2004 includes a $307 million ($188 million net of a $119 million tax benefit, or $.85 per diluted share) charge covering estimated payments for pending and future asbestos-related claims. For a detailed description of the asbestos indemnity charge, see Item 3. Legal Proceedings. Income taxes in the second quarter of 2004 include a tax benefit of $2.7 million ($.01 per diluted share) related to the benefit recognized on certain tax items, income taxes in the third quarter of 2004 include $18 million ($.08 per diluted share) related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries and income taxes in the fourth quarter include a tax benefit of $18.5 million ($.08 per diluted share) from the resolution of tax audits, and a $119 million tax benefit related to the asbestos indemnity charge.

          (b) The fourth quarter of 2003 includes expenses of $38.9 million ($27.3 million after tax, or $.12 per diluted share) related to the elimination of 870 jobs, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $11.6 million related to those expenses. Income taxes in the fourth quarter of 2003 also included a $26.7 million benefit ($.12 per diluted share) principally because of the resolution of tax audits and approval of claims for research and development tax credits.

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

Management’s Report On Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

          The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

          The Company’s assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

American Standard Companies Inc.

February 23, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Standard Companies Inc.

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Standard Companies Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Standard Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that American Standard Companies Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Standard Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of American Standard Companies Inc. and our report dated February 23, 2005 expressed an unqualified opinion thereon.

New York, New York

February 23, 2005

ITEM 9B. OTHER INORMATION

          Mr. McGrath served as Senior Vice President of the Company from January 1, 2005 until his retirement on February 11, 2005. Through December 31, 2004, Mr. McGrath served as Senior Vice President, General Counsel and Secretary of the Company. On February 23, 2005, the Company entered into a one year consulting agreement with Mr. McGrath under which he will be paid $100,000 to provide consulting services to the Company.

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

          Pursuant to instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the heading “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

          Pursuant to instruction G(3) to Form 10-K, information concerning the independence of our Audit Committee and audit committee financial expert disclosure set forth under the headings “Board of Directors’ Meetings, Committees of the Board and Related Matters – Board Matters and Committee Membership”,“ – Committees of the Board – Audit Committee” and “Audit Committee Matters – Audit Committee Membership Standards” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

          Pursuant to Instruction G(3) to Form 10-K, information concerning executive compensation and related matters set forth under the headings entitled, “Board of Directors’ Meetings, Committees of the Board and Related Matters – 2004 Compensation of Non-Management Directors”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Common Stock Ownership of Officers, Directors and Significant Shareholders

          Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management and others set forth under the heading “Common Stock Ownership of Officers, Directors and Significant Shareholders” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

          Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2004:

	(a)		(b)	(c)
				Number of securities
				remaining available for
	Number of securities to be		Weighted-average	future issuance under
	issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan category	warrants and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	8,123,725	(1)	$24.31	11,441,744	(2)
Equity compensation plans not approved by security holders	10,010,310	(3)	$16.84	3,032,305	(4)
Total	18,134,035			14,474,049

(1) Includes options to purchase 2,181,534 shares of Company stock under the shareholder-approved 1995 American Standard Companies Inc. Stock Incentive Plan (the “1995 Stock Incentive Plan”); also includes options to purchase 5,942,191 shares under the shareholder-approved 2002 American Standard Companies Inc. Omnibus Incentive Plan (the “2002 Omnibus Plan”) which replaced the 1995 Stock Incentive Plan.

(2) Includes 10,299,713 shares available for issuance under the 2002 Omnibus Plan. In addition to options, warrants or rights, the 2002 Omnibus Plan also provides for not more than 2,475,000 awards that may be issued in the form of restricted stock or restricted units. Also includes 1,142,031 shares available for issuance under the American Standard Companies Inc. Employee Stock Purchase Plan.

(3) Includes options to purchase 9,541,838 shares under the 1995 Stock Incentive Plan; 50,331 share equivalents credited to participants’ accounts under the American Standard Companies Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”); and 418,141 share equivalents credited to participants’ accounts under the American Standard Inc. Supplemental Savings Plan (the “Supplemental Savings Plan”). Descriptions of the material features of the 1995 Stock Incentive Plan, the Deferred Compensation Plan and the Supplemental Savings Plan appear below.

(4) Includes 2,949,669 shares remaining available for issuance under the Deferred Compensation Plan; and 82,636 shares remaining available for issuance under the American Standard Companies Inc. Supplemental Compensation for Outside Directors (the “Directors’ Plan”). A description of the material features of the Directors’ Plan appears below.

          1995 Stock Incentive Plan

          The 1995 Stock Incentive Plan was approved by the Company’s shareholders in 1995, with 22,813,425 shares authorized for issuance under the Plan. Under the 1995 Stock Incentive Plan, awards may be granted to officers and other key executives and employees, in the form of incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted units. Non-employee directors are eligible to receive awards other than incentive stock options. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. Options awarded under the Plan generally vest ratably over three years. In the event of a change of control of the Company, any outstanding stock options will become immediately exercisable and may be cashed out at the discretion of the participant, and the restricted period will lapse as to any outstanding restricted stock or restricted units.

          The Board of Directors of the Company subsequently approved 20.7 million additional shares for issuance under the Plan. The authorization of additional shares under the Plan did not require the approval of shareholders and was not submitted for their approval. In February 2002, the Board of Directors of the Company authorized the 2002 Omnibus Plan as a replacement for the 1995 Stock Incentive Plan and submitted the 2002 Omnibus Plan to shareholders for their approval. With the approval of the 2002 Omnibus Plan by shareholders in May 2002, no further awards will be issued under the 1995 Stock Incentive Plan, which expired on May 2, 2002 except with respect to awards outstanding on such date.

          Deferred Compensation Plan

          The Deferred Compensation Plan is an unfunded plan under which certain executive employees may defer receipt of all or part of long-term incentive awards and annual incentive awards and portions of base salary and commissions. Non-employee directors are also eligible to defer annual retainer and meeting fees. Participants may choose to invest their deferrals into either share equivalents of Company stock or an interest-bearing cash account. Should the participant choose to defer into share equivalents, allocations to the share account are based on the fair market value of the shares on the date the deferred compensation would otherwise have been paid, without a discount of any kind. At the time of the deferral, the participant chooses the date and form of distribution, which, can begin upon termination of employment, up to three years after termination of employment, or in a given year while still employed. Amounts deferred may be distributed earlier than scheduled upon the occurrence of certain triggering events. In the event of a change of control of the Company, all obligations under the Plan must be fully funded by the Company.

          Supplemental Savings Plan

          The Supplemental Savings Plan is an unfunded plan for the benefit of those ESOP, Savings Plan and Pension Plan participants, other than executive officers, whose ESOP, Savings-Plan and Pension-Plan-eligible compensation exceeds the limits of Section 401(a)(17) of the Internal Revenue Code. Participants in the ESOP and Savings Plan are credited annually with share equivalents of American Standard stock in an amount that is meant to roughly compensate them for employer contributions to the Employee Stock Ownership and Savings Plan(s) which are lost due to the limits of Section 401(a)(17). Participants in the Pension Plan are credited annually with cash in an amount intended to compensate them for employer contributions to the Pension Plan, which, are lost due to the limits of Section 401(a)(17). The cash contributions earn interest at the same rate used to credit cash balances in the Pension Plan. In determining contributions credited under the Supplemental Savings Plan, only compensation up to $235,000 is considered. In order to receive a Plan allocation for a given year, participants must be employed with the Company on December 31 of such year. For participants who are hired on or after January 1, 2004, there is a three-year vesting requirement under the Plan. Upon termination of employment participants receive a distribution from the Plan, in shares with respect to their vested share account balances and in cash with respect to their vested cash account balances. The Plan is designed as a parallel excess plan within the meaning of the New York Stock Exchange rules regarding shareholder approval of equity compensation plans. Shares are available for issuance under the Plan as needed in connection with the operation of the ESOP and the Savings Plan.

          Directors’ Plan

          The Directors’ Plan is intended to promote an equity interest in the Company by its non-employee directors. Under the terms of the Directors’ Plan, each non-employee director, upon initial election to the Board, is allocated $100,000 worth of Company stock, based on the fair market value of the stock on the date immediately preceding the director’s election to the board, which is deposited in a grantor’s trust for the benefit of the director. In addition, directors have credited to their plan accounts annually, on the day prior to the annual meeting of the Company’s shareholders, that number of shares of common stock equal in value to $35,000 based on the closing price of the Company’s stock that day. These shares are distributed to the directors upon their leaving their position as director. Shares allocated to a director’s account are voted by the trustee as instructed by each director. In the event of change of control of the Company, the directors are entitled to an immediate distribution of their plan assets from the trust, which, at their option, can be in either shares or the cash value of the shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “ – Audit Committee Matters – Audit Committees’ Pre-approved Policies and Procedures” and “Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Company since September 30, 2004:

(i)	Current Report on Form 8-K filed on October 7, 2004 reporting information under Items 1.01 and 9.01.

(ii)	Current Report on Form 8-K filed on October 18, 2004 reporting information under Items 2.02, 7.01 and 9.01.

(iii)	Current Report on Form 8-K filed on November 22, 2004 reporting information under Items 1.01 and 9.01.

(iv)	Current Report on Form 8-K filed on December 16, 2004 reporting information under Items 1.01 and 9.01.

(v)	Current Report on Form 8-K filed February 1, 2005 reporting information under Items 2.02, 7.01 and 9.01.

(vi)	Current Report on Form 8-K filed February 4, 2005 reporting information under Item 1.01.

(vii)	Current Report on Form 8-K filed February 22, 2005 reporting information under Item 2.05 and 2.06.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
COVERED BY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page No.
1. Financial Statements:
Consolidated Balance Sheet at December 31, 2004 and 2003	44
Years ended December 31, 2004, 2003 and 2002:
Consolidated Statement of Income	43
Consolidated Statement of Cash Flows	45
Consolidated Statement of Shareholders’ Equity and Other Comprehensive Income	46
Notes to Financial Statements	47
Segment Data	19, 71-73
Quarterly Data (Unaudited)	82
Report of Independent Auditors	42

2. Report of Independent `Registered Public Accounting Firm on Financial Statement Schedules	86

3. Financial statement schedules, years ended December 31, 2004, 2003, and 2002

I Condensed Financial Information of Registrant	101
II Valuation and Qualifying Accounts	104

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

3.1	Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

3.2	Amendment to the Restated Certificate of Incorporation of Holding, previously filed as Exhibit 3 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.

3.3	Amended and Restated By-laws of Holding; previously filed as Exhibit (3)(ii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.1	Form of Common Stock Certificate previously filed as Exhibit (4)(i) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

4.2	Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4(iii) to the Company’s Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

4.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the “Resigning Trustee”) and Wilmington Trust Company (the “Successor Trustee”) relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4)(ii) above; previously filed as Exhibit (4)(ii) to Registration Statement No. 33-64450 of the Company, filed June 16, 1993, and herein incorporated by reference.

4.4	First Supplemental Indenture, dated as of February 1, 2000 among the Company, Holding and Wilmington Trust Company, as Trustee, previously filed as Exhibit (4)(iv) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.5	Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; filed as Exhibit (4)(i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.

4.6	Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; previously filed as Exhibit 4.1 to Holding’s Form 10- Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.7	First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company’s 7.375% Senior Notes due 2008, guaranteed by Holding; previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

4.8	Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company’s 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

4.9	Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7-3/8% Senior Notes due 2005; previously filed as Exhibit 4.2 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.10	Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due; previously filed as Exhibit (4)(x) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.11	Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009; previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.12	Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006; previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.13	Seventh Supplemental Indenture dated as of November 19, 2004 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York, previously filed as Exhibit 4.01 to Holding’s Form 8-K dated November 19, 2004, and herein incorporated by reference.

4.14	Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4)(xxv) to Holding’s Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

4.15	Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between American Standard Companies Inc. and The Bank of New York, as Rights Agent; previously filed as Exhibit (1)(a) to Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20 2003, and herein incorporated by reference.

4.16	Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) to Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.

4.17	Amendment No. 3 to Rights Agreement dated August 20, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) to Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.

4.18	Guaranty executed and delivered November 19, 2004, made by American Standard International Inc. to the Bank of New York, previously filed as Exhibit 4.02 to Holdings Form 8-K dated November 19, 2004, and herein incorporated by reference.

10.1*	Amended and Restated Employment Agreement of Frederic M. Poses dated as of February 7, 2002; previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.2*	Amendment to Employment Agreement of Frederic M. Poses dated October 6, 2004, previously filed as Exhibit 10.1 to Holding’s Form 8-K dated October 6, 2004, and herein incorporated by reference.

10.3*	Employment Agreement of J. Paul McGrath dated December 17, 1999; previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.4*	Summary of Employment Arrangement with J. Paul McGrath; previously filed as Exhibit 10.4 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.

10.5*	Employment Agreement of G. Peter D’Aloia dated December 3, 1999; previously filed as Exhibit (10)(iv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.6*	Summary of Employment Arrangement with G. Peter D’Aloia, filed herewith.

10.7*	Employment Agreement of Lawrence B. Costello dated May 1, 2000; previously filed as Exhibit (10)(vi) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.8*	Employment Agreement of James E. Dwyer; previously filed as Exhibit 99.1to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.

10.9*	Employment Agreement of Marc Olivié dated March 2, 2001 and revised March 19, 2001; previously filed as Exhibit (10)(vii) in Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.10*	Separation Letter between Marc Olivié and American Standard Companies Inc. dated January 13, 2004, previously filed as Exhibit 10.6 to Holding’s Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.11*	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002; previously filed as Exhibit (10)(viii) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.12*	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan (as Amended and Restated in its Entirety as of February 3, 2005), filed herewith.

10.13*	American Standard Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through July 10, 2003, previously filed as Exhibit 10.10 to Holdings Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.14*	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors (as amended and restated effective October 7, 2004), previously filed as Exhibit 10 to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.

10.15*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, Amended and Restated as of October 2, 2003, previously filed as Exhibit 10.12 to Holdings Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.16*	American Standard Companies Inc. Corporate Officer Severance Plan (as Amended and Restated as of July 8, 2004), previously filed as Exhibit 10 to Holding’s Form 10-Q for the quarter ended July 10, 2004, and herein incorporated by reference.

10.17*	American Standard Companies Inc. Deferred Compensation Plan (as Amended and Restated as of January 1, 2004), previously filed as Exhibit 10.14 to Holdings Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.18*	American Standard Companies Inc. Stock Incentive Plan, as amended through December 7, 2000; previously filed as Exhibit (10)(xiv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.19*	Addendum to Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country; previously filed as Exhibit (10)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

10.20*	Addendum to Stock Incentive Plan referred to comply with local regulations in France with respect to options granted in that country; previously filed as Exhibit (10)(xiii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

10.21*	Second Addendum for French Participants to Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001, previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.22*	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country, previously filed as Exhibit 10.2 to Holdings Form 10-Q for the quarter ended June 30, 2004 and herein incorporated by reference. (Plan previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.23*	American Standard Companies Inc. 2002 Omnibus Incentive Plan; previously filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002, and herein incorporated by reference.

10.24*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in Canada with respect to options granted in that country, previously filed as Exhibit 10.1 to Holdings Form 10-Q for the Quarter ended June 30, 2004. (Plan filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002 and herein incorporated by reference.

10.25*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in France, previously filed as Exhibit (10)(xxi) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.26*	American Standard Inc. Supplemental Savings Plan (as Amended and Restated as of February 3, 2005), filed herewith.

10.27	Form of Indemnification Agreement; previously filed as Exhibit (10) (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

10.28	Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., certain subsidiaries of Holding and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent, Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; previously filed as Exhibit (10)(i) to Holdings’ Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.

10.29	First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J. P. Morgan Europe Limited, as London Agent and as Belgian Agent; previously filed as Exhibit (10)(i) to Holding’s Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.

10.30*	Consulting Agreement dated as of February 23, 2005, between the Company and J. Paul McGrath, filed herewith.

10.31*	American Standard Companies Inc. Stock Option Grant to J. Paul McGrath, dated July 7, 2004, filed herewith.

10.32*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated July 7, 2004, filed herewith.

10.33*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated February 2, 2005, filed herewith.

10.34*	2005-2007 Long-Term Incentive Plan and 2005 Annual Incentive Plan Goals, filed herewith.

12	Ratio of Earnings to Fixed Charges, filed herewith.

21	Listing of Holding’s subsidiaries, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

23.1	Consent of Hamilton, Rabinovitz and Alschuler, Inc., filed herewith.

24	Power of Attorney (Steven E. Anderson, Jared L. Cohon, Paul J. Curlander, Steven F. Goldstone, Edward E. Hagenlocker, James F. Hardymon, and Ruth Ann Marshall), filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

By: /s/ FREDERIC M. POSES

Frederic M. Poses
Chairman and Chief Executive Officer

February 24, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ FREDERIC M. POSES	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
Frederic M. Poses

/s/ G. PETER D’ALOIA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
G. Peter D’Aloia

/s/ RICHARD S. PARADISE	Vice President and Controller
(Principal Accounting Officer)
Richard S. Paradise

*

Steven E. Anderson	Director

*

Jared L. Cohon	Director

*

Paul J. Curlander	Director

*

Steven F. Goldstone	Director

*

Edward E. Hagenlocker	Director

*

James F. Hardymon	Director

*

Ruth Ann Marshall	Director

* /s/ MARY ELIZABETH GUSTAFSSON

Mary Elizabeth Gustafsson
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

          We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 23, 2005. Our audits also included the financial statement schedules listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, New York
February 23, 2005

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME (Parent Company Separately)
(Dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Equity in net income of subsidiaries	$313.4	$405.2	$371.0

Net income	$313.4	$405.2	$371.0

See notes to financial statements.

BALANCE SHEET (Parent Company Separately)
(Dollars in millions)

	December 31,
	2004	2003
ASSETS
Cash	$0.1	$.1
Investment in subsidiaries	1,871.3	1,441.1

Total assets	$1,871.4	$1,441.2

LIABILITIES

Loans payable to subsidiaries	$941.1	$727.4

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value, 560,000,000 shares authorized: issued and outstanding, 214,947,988 shares in 2004; 217,914,978 shares in 2003	2.5	2.5
Capital surplus	794.5	753.7
Unearned compensation	—	(0.7)
Treasury stock	(760.1)	(584.3)
Retained earnings	1,146.6	833.2
Accumulated other comprehensive income:
Foreign currency translation effects	(102.8)	(204.5)
Deferred loss on hedge contracts, net of tax	9.3	7.1
Minimum pension liability adjustment, net of tax	(159.7)	(93.2)

Total shareholders’ equity	930.3	713.8

Total liabilities and shareholders’ equity	$1,871.4	$1,441.2

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENT OF CASH FLOWS (Parent Company Separately)
(Dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$313.4	$405.2	$371.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(313.4)	(405.2)	(371.0)
Changes in:
Accounts receivable			.5
Accounts payable and accruals			—

Net cash flow from operating activities	—	—	.5

Cash provided (used) by investing activities:
Investment in subsidiaries	—	—	—

Net cash provided (used) by investing activities	—	—	—

Cash provided (used) by financing activities:
Purchases of treasury stock	(253.0)	(149.5)	(141.1)
Purchase of warrants	—	—	—
Proceeds from exercise of stock options	36.9	54.9	56.1
Loan from subsidiary	208.4	87.7	77.2
Other	7.7	7.0	7.3

Net cash provided (used) by financing activities	—	.1	(.5)

Net change in cash and cash equivalents		.1	—
Cash and cash equivalents beginning of year	.1	—	—

Cash and cash equivalents end of year	$.1	$.1	$—

See notes to financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION
OF REGISTRANT – (Continued)

NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

(A)	The notes to the consolidated financial statements of American Standard Companies Inc. (the “Parent Company”) are an integral part of these condensed financial statements.

(B)	The Parent Company owns 100% of the outstanding shares of common stock American Standard Inc. and 100% of the shares of common stock of American Standard International Inc.

(C)	The Company’s Board of Directors has approved a quarterly dividend of $.15 per share of common stock. The dividend will be paid on March 25, 2005, to shareholders of record on February 28, 2005. On February 3, 2005 the Company’s Board of Directors also approved $400 million to purchase shares of the Company’s common stock in the open market. As of February 11, 2005, the unexpended authorization on the current program, together with any amounts remaining under prior programs totaled $412,236,204. The Company plans to expend approximately $400 million for share repurchases in 2005.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)

						Foreign
	Balance	Additions				Currency	Balance
	Beginning	Charged to			Other	Translation	End of
Description	of Period	Income	Deductions		Changes	Effects	Period
2004:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$45,308	$16,743	$(17,800	)(A)	$550	$1,434	$46,235

2003:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$38,112	$25,709	$(18,420	)(A)	$(1,814)	$1,721	$45,308

2002:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$35,446	$22,524	$(8,627	)(A)	$(12,434)	$1,203	$38,112

(A)	Accounts charged off.