Form 10-K/A
period 2004-12-31
AMERICAN STANDARD COMPANIES INC
filed 2005-03-02
CIK 836102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 to its Form 10-K (this “Amendment”) for the year ended December 31, 2004 (the “10-K”) solely for the purpose of replacing Exhibit 23, as initially filed with the 10-K, with Exhibit 23 to this Amendment.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial statements and financial statement schedules

The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on the following page are incorporated herein by reference.

     3. Exhibits

The exhibits to this Report are listed on the accompanying revised index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

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

AMERICAN STANDARD COMPANIES INC.

REVISED INDEX TO EXHIBITS
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

3.1	Restated Certificate of Incorporation of Holding; previously filed as Exhibit 3(i) to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

3.2	Amendment to the Restated Certificate of Incorporation of Holding, previously filed as Exhibit 3 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.

3.3	Amended and Restated By-laws of Holding; previously filed as Exhibit (3)(ii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.1	Form of Common Stock Certificate previously filed as Exhibit (4)(i) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

4.2	Company, Trustee, including the form of 9-1/4% Sinking Fund Debenture Due 2016 issued pursuant thereto on December 9, 1986, in the aggregate principal amount of $150,000,000; previously filed as Exhibit 4(iii) to the Company’s Form 10-K for the fiscal year ended December 31, 1986, and herein incorporated by reference.

4.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 25, 1988 among the Company, Manufacturers Hanover Trust Company (the “Resigning Trustee”) and Wilmington Trust Company (the “Successor Trustee”) relating to resignation of the Resigning Trustee and appointment of the Successor Trustee, under the Indenture referred to in Exhibit (4)(ii) above; previously filed as Exhibit (4)(ii) to Registration Statement No. 33-64450 of the Company, filed June 16, 1993, and herein incorporated by reference.

4.4	First Supplemental Indenture, dated as of February 1, 2000 among the Company, Holding and Wilmington Trust Company, as Trustee, previously filed as Exhibit (4)(iv) in Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.5	Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; filed as Exhibit (4)(i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.

4.6	Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee; previously filed as Exhibit 4.1 to Holding’s Form 10- Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.7	First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company’s 7.375% Senior Notes due 2008, guaranteed by Holding; previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.

4.8	Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company’s 7-1/8% Senior Notes due 2003 and 7-5/8% Senior Notes due 2010, guaranteed by Holding; previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year.

ended December 31, 1997, and herein incorporated by reference.

4.9	Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7-3/8% Senior Notes due 2005; previously filed as Exhibit 4.2 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.10	Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due; previously filed as Exhibit (4)(x) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.11	Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009; previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.12	Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006; previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

4.13	Seventh Supplemental Indenture dated as of November 19, 2004 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York, previously filed as Exhibit 4.01 to Holding’s Form 8-K dated November 19, 2004, and herein incorporated by reference.

4.14	Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent; previously filed as Exhibit (4)(xxv) to Holding’s Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.

4.15	Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between American Standard Companies Inc. and The Bank of New York, as Rights Agent; previously filed as Exhibit (1)(a) to Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20 2003, and herein incorporated by reference.

4.16	Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) to Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.

4.17	Amendment No. 3 to Rights Agreement dated August 20, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent, previously filed as Exhibit (1)(b) to Holdings’ Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.

4.18	Guaranty executed and delivered November 19, 2004, made by American Standard International Inc. to the Bank of New York, previously filed as Exhibit 4.02 to Holdings Form 8-K dated November 19, 2004, and herein incorporated by reference.

10.1*	Amended and Restated Employment Agreement of Frederic M. Poses dated as of February 7, 2002; previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.2*	Amendment to Employment Agreement of Frederic M. Poses dated October 6, 2004, previously filed as Exhibit 10.1 to Holding’s Form 8-K dated October 6, 2004, and herein incorporated by reference.

10.3*	Employment Agreement of J. Paul McGrath dated December 17, 1999; previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.4*	Summary of Employment Arrangement with J. Paul McGrath; previously filed as Exhibit 10.4 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.

10.5*	Employment Agreement of G. Peter D’Aloia dated December 3, 1999; previously filed as Exhibit (10)(iv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.6*	Summary of Employment Arrangement with G. Peter D’Aloia, previously filed with this Form 10-K.

10.7*	Employment Agreement of Lawrence B. Costello dated May 1, 2000; previously filed as Exhibit (10)(vi) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.8*	Employment Agreement of James E. Dwyer; previously filed as Exhibit 99.1to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.

10.9*	Employment Agreement of Marc Olivié dated March 2, 2001 and revised March 19, 2001; previously filed as Exhibit (10)(vii) in Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.

10.10*	Separation Letter between Marc Olivié and American Standard Companies Inc. dated January 13, 2004, previously filed as Exhibit 10.6 to Holding’s Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.11*	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002; previously filed as Exhibit (10)(viii) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.12*	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan (as Amended and Restated in its Entirety as of February 3, 2005), previously filed with this Form 10-K.

10.13*	American Standard Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through July 10, 2003, previously filed as Exhibit 10.10 to Holdings Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.14*	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors (as amended and restated effective October 7, 2004), previously filed as Exhibit 10 to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.

10.15*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, Amended and Restated as of October 2, 2003, previously filed as Exhibit 10.12 to Holdings Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.16*	American Standard Companies Inc. Corporate Officer Severance Plan (as Amended and Restated as of July 8, 2004), previously filed as Exhibit 10 to Holding’s Form 10-Q for the quarter ended July 10, 2004, and herein incorporated by reference.

10.17*	American Standard Companies Inc. Deferred Compensation Plan (as Amended and Restated as of January 1, 2004), previously filed as Exhibit 10.14 to Holdings Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.

10.18*	American Standard Companies Inc. Stock Incentive Plan, as amended through December 7, 2000; previously filed as Exhibit (10)(xiv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.

10.19*	Addendum to Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country; previously filed as Exhibit (10)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

10.20*	Addendum to Stock Incentive Plan referred to comply with local regulations in France with respect to options granted in that country; previously filed as Exhibit (10)(xiii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.

10.21*	Second Addendum for French Participants to Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001, previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.22*	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country, previously filed as Exhibit 10.2 to Holdings Form 10-Q for the quarter ended June 30, 2004 and herein incorporated by reference. (Plan previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.23*	American Standard Companies Inc. 2002 Omnibus Incentive Plan; previously filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002, and herein incorporated by reference.

10.24*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in Canada with respect to options granted in that country, previously filed as Exhibit 10.1 to Holdings Form 10-Q for the Quarter ended June 30, 2004. (Plan filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002 and herein incorporated by reference.

10.25*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in France, previously filed as Exhibit (10)(xxi) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.26*	American Standard Inc. Supplemental Savings Plan (as Amended and Restated as of February 3, 2005), previously filed with this Form 10-K.

10.27	Form of Indemnification Agreement; previously filed as Exhibit (10) (xxi) in Amendment No. 3 to Registration Statement No. 33-56409, filed January 5, 1995, and herein incorporated by reference.

10.28	Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., certain subsidiaries of Holding and the financial institutions listed therein, The Chase Manhattan Bank, as Administrative Agent, Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager; previously filed as Exhibit (10)(i) to Holdings’ Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.

10.29	First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J. P. Morgan Europe Limited, as London Agent and as Belgian Agent; previously filed as Exhibit (10)(i) to Holding’s Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.

10.30*	Consulting Agreement dated as of February 23, 2005, between the Company and J. Paul McGrath, previously filed with this Form 10-K.

10.31*	American Standard Companies Inc. Stock Option Grant to J. Paul McGrath, dated July 7, 2004, previously filed with this Form 10-K.

10.32*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated July 7, 2004, previously filed with this Form 10-K.

10.33*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated February 2, 2005, previously filed with this Form 10-K.

10.34*	2005-2007 Long-Term Incentive Plan and 2005 Annual Incentive Plan Goals, previously filed with this Form 10-K.

12	Ratio of Earnings to Fixed Charges, previously filed with this Form 10-K.

21	Listing of Holding’s subsidiaries, previously filed with this Form 10-K.

23	Revised Consent of Ernst & Young LLP, filed herewith.

23.1	Consent of Hamilton, Rabinovitz and Alschuler, Inc., previously filed with this Form 10-K.

24	Power of Attorney (Steven E. Anderson, Jared L. Cohon, Paul J. Curlander, Steven F. Goldstone, Edward E. Hagenlocker, James F. Hardymon, and Ruth Ann Marshall), previously filed with this Form 10-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed with this Form 10-K.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed with this Form 10-K.

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for this Amendment No. 1 to Form 10-K, filed herewith.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for this Amendment No. 1 to Form 10-K, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed with this Form 10-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed with this Form 10-K.

*	Management compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

By: /s/ RICHARD S. PARADISE

Richard S. Paradise
Vice President and Controller

March 2, 2005