Form 10-Q
period 2005-03-31
AMERICAN STANDARD COMPANIES INC
filed 2005-04-29
CIK 836102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

☒ Yes ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

☒ Yes ☐ No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value, outstanding at

April 26, 2005	212,709,652 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENTS OF INCOME
CONSOLIDATING CONDENSED BALANCE SHEETS
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATING CONDENSED STATEMENTS OF INCOME
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2004
Summary Segment and Income Statement Data
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
INDEX TO EXHIBITS
EX-12 RATIO EARNINGS TO FIXED CHARGES
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I. FINANCIAL INFORMATION

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

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions except per share amounts)

	Three months ended
	March 31,
	2005	2004
Sales	$2,340.3	$2,185.0

Costs and expenses and other expense :
Cost of sales	1,726.4	1,595.4
Selling and administrative expenses	450.2	420.8
Other expense	7.0	16.9
Interest expense	29.6	29.3

	2,213.2	2,062.4

Income before income taxes	127.1	122.6
Income taxes	2.2	38.0

Net income applicable to common shares	$124.9	$84.6

Net income per share:
Basic	$0.58	$0.39

Diluted	$0.57	$0.38

Cash dividends per share of common stock	$0.15	$0.0

Average outstanding common shares:
Basic	214,032,624	216,474,369
Diluted	220,066,401	222,225,546

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

	March 31,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$240.1	$229.4
Accounts receivable, less allowance for doubtful accounts: Mar. 2005 - $44.1; Dec. 2004 - $46.2	1,191.7	1,154.5
Inventories:
Finished products	747.3	658.0
Products in process	236.8	233.2
Raw materials	232.0	196.0
Proceeds due from debt commitment	198.2	–
Other current assets	441.1	418.7

Total current assets	3,287.2	2,889.8

Facilities, less accumulated depreciation:
Mar. 2005 - $1,122.1; Dec. 2004 - $1,123.7	1,578.8	1,616.6
Goodwill, less accumulated amortization:
Mar. 2005 - $416.8; Dec. 2004 - $432.3	1,137.2	1,182.0
Capitalized software costs, less accumulated amortization:
Mar. 2005 - $285.0; Dec. 2004 - $274.5	222.2	230.0
Debt issuance costs, net of accumulated amortization:
Mar. 2005 - $29.5; Dec. 2004 - $28.2	14.1	15.4
Long-term asbestos indemnity receivable	366.0	365.1
Other assets	529.2	542.9

Total assets	$7,134.7	$6,841.8

Current liabilities:
Loans payable to banks	$115.2	$76.6
Current maturities of long-term debt	2.5	2.2
Accounts payable	905.6	887.2
Accrued payrolls	318.5	331.2
Current portion of warranties	171.3	155.1
Taxes on income	89.3	130.5
Obligation to fund debt commitment	198.2	–
Other accrued liabilities	739.5	763.9

Total current liabilities	2,540.1	2,346.7

Long-term debt	1,634.2	1,429.1
Post-retirement benefits	728.5	744.1
Long-term portion of asbestos indemnity liability	680.1	683.4
Warranties	237.6	242.4
Other liabilities	445.4	465.8

Total liabilities	6,265.9	5,911.5

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,769,030 in 2005; 251,768,741 in 2004;and shares outstanding: 212,784,830 in 2005; 214,947,988 in 2004	2.5	2.5
Capital surplus	806.8	794.5
Treasury stock, at cost: 38,984,200 shares in 2005; 36,820,753 shares in 2004	(887.1)	(760.1)
Retained Earnings	1,239.4	1,146.6
Accumulated other comprehensive income:
Foreign currency translation effects	(146.0)	(102.8)
Deferred gain on hedge contracts, net of tax	10.2	9.3
Minimum pension liability adjustment, net of tax	(157.0)	(159.7)

Total shareholders’ equity	868.8	930.3

Total liabilities and shareholders’ equity	$7,134.7	$6,841.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Three months ended
	March 31,
	2005	2004
Cash provided (used) by:
Operating activities:
Net income	$124.9	$84.6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	46.6	41.4
Amortization of capitalized software and other intangibles	22.9	21.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	(7.3)	(5.4)
Non-cash stock compensation	15.8	14.9
Other	(1.3)	(0.3)
Changes in assets and liabilities:
Accounts receivable	(52.5)	(120.5)
Inventories	(145.5)	(96.4)
Accounts payable	30.5	126.1
Other accrued liabilities and taxes	154.9	(39.4)
Post-retirement benefits	7.6	13.3
Net asbestos indemnity liability	2.4	(2.8)
Other current and long-term assets	(228.4)	(7.3)
Other long-term liabilities	(20.6)	8.7

Net cash provided (used) by operating activities	(50.0)	38.8

Investing activities:
Purchases of property, plant and equipment	(43.7)	(26.4)
Investments in affiliated companies and other businesses	(7.9)	–
Investments in capitalized software	(10.1)	(11.7)
Loan to unconsolidated joint venture, net	(1.9)	(23.4)
Proceeds from sales of property, plant and equipment	5.2	–
Other	(0.4)	–

Net cash used by investing activities	(58.8)	(61.5)

Financing activities:
Proceeds from issuance of long-term debt	0.4	0.1
Repayments of long-term debt	(0.5)	(0.2)
Net change in revolving credit facilities	235.1	113.8
Net change in other short-term debt	38.6	113.8
Purchases of treasury stock	(140.3)	(143.4)
Dividend payments	(32.1)	–
Proceeds from exercise of stock options	15.7	12.0
Proceeds from settlement of foreign exchange forward contracts	0.2	4.7
Other	4.4	2.2

Net cash provided by financing activities	121.5	103.0

Effect of exchange rate changes on cash and cash equivalents	(2.0)	0.3

Net increase in cash and cash equivalents	10.7	80.6
Cash and cash equivalents at beginning of period	229.4	111.7

Cash and cash equivalents at end of period	$240.1	$192.3

Cash interest paid	$24.2	$24.2
Cash taxes paid	$49.6	$30.0

See accompanying notes

AMERICAN STANDARD COMPANIES INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

      Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2004, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first quarter of 2005. All share and per-share amounts and the related shareholders’ equity accounts in the accompanying consolidated financial statements and footnotes for all periods reflect the three-for-one stock split that became effective on May 27, 2004.

Note 2. Comprehensive Income

      Total comprehensive income consisted of the following (dollars in millions):

	Three months ended
	March 31,
	2005	2004

Net income	$124.9	$84.6
Foreign currency translation effects	(43.2)	6.8
Deferred gain on hedge
Contracts, net of tax	0.9	8.8
Minimum pension liability adjustment, net of tax	2.7	(0.2)

Total comprehensive income	$85.3	$100.0

Note 3. Earnings Per Share

      Basic earnings per share have been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended March 31, 2005 and 2004 included 6,033,777 and 5,751,177 weighted average incremental shares, respectively, for the assumed exercise of stock options.

Note 4. Capital Stock

      The Company’s Board of Directors approved a quarterly dividend of $.15 per share of common stock. On March 25, 2005 the dividend of $.15 per share of common stock was paid to shareholders of record as of February 28, 2005. The total dividends paid amounted to $32.1 million.

      Following is a summary of net shares outstanding and shares issued or reacquired during the first quarter of 2005.

	Number of Shares of Common Stock
		Treasury	Net Shares
	Total Shares	Shares	Outstanding

Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988

Shares issued upon exercise of stock options		893,784	893,784
Stock purchased for treasury		(3,352,800)	(3,352,800)
Shares issued to ESOP		355,249	355,249
Shares issued to ESPP	289	51,402	51,691
Other shares issued or (reacquired), net	–	(111,082)	(111,082)

Balance, March 31, 2005	251,769,030	(38,984,200)	212,784,830

Note 5. Stock-Based Compensation

      The Company has three employee stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), which, are described in Note 12 of Notes to Financial Statements in the Company’s 2004 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Additionally, compensation cost is not recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation expense under APB 25. Compensation cost is recorded for the fair value of restricted share awards, amortized straight line over the vesting period of the award.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in millions except per share data).

	Three Months Ended
	March 31,
(Dollars in millions except per share data)	2005	2004
Net income, as reported	$124.9	$84.6
Deduct: Total stock-based compensation expense, net of tax, determined under fair value based method for all stock option awards and discounts under the ESPP	(5.3)	(5.1)

Pro forma net income	$119.6	$79.5

Earnings per share:
Basic–as reported	$.58	$.39

Basic–pro forma	$.56	$.37

Diluted–as reported	$.57	$.38

Diluted–pro forma	$.55	$.36

      The weighted average fair value per option of grants made during the three months ended March 31, 2005 and 2004 were $10.14 and $10.52, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.74% in 2005 and 3.05% in 2004; volatility of 23.0% in 2005 and 27.4% in 2004; an expected average life of 5 years in 2005 and 2004; and a dividend yield of 1.38% in 2005 and zero in 2004.

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

      The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $8.4 million and $8.5 million for the three months ended March 31, 2005 and 2004, respectively. Total warranty expense was $51.8 million and $41.0 million for the three months ended March 31, 2005 and 2004, respectively.

      Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2005 and 2004 (dollars millions).

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$397.5	$356.0
Warranty costs accrued	40.2	33.1
Deferred income on extended warranty contracts sold	17.6	14.9
Warranty claims settled	(35.6)	(25.7)
Amortization of deferred income on extended warranty contracts	(11.3)	(12.1)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	0.5	(1.6)

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	408.9	364.6
Current portion included in current liabilities	(171.3)	(160.2)

Long-term warranty liability	$237.6	$204.4

      The Company has commitments and performance guarantees, including energy savings guarantees totaling $63.6 million as of March 31, 2005, extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2005 the Company has only experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees. The Company also guarantees debt of third parties in the amount of $1.8 million as of March 31, 2005.

      The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 10 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $51.7 million Euro-denominated credit facility and $38.7 million of Euro-denominated Senior Bonds (both at March 31, 2005 exchange rates).

      The income tax provision for the first quarter of 2005 was $2.2 million, or 1.7% of pre-tax income, compared with a provision of $38.0 million, or 31% of pre-tax income in the first quarter of 2004. The reduction to the effective income tax rate resulted primarily from the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years. In addition, we have agreed with the tax authorities that a significant tax refund is due the Company. However, such refund is still subject to final government review. If approved, the Company will recognize any related financial benefits at that time.

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

      On February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of the French and European Union competition regulations. The Company is vigorously defending itself against these allegations.

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

      The methodology used by HR&A to project the Company’s total liability for pending future asbestos-related claims relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases

•	HR&A’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological data and the Company’s claims history from 2000-2004

•	an analysis of the Company’s pending cases, by type of injury claimed

•	an analysis of the Company’s five-year history from 2000-2004 to determine the average settlement value of claims, by type of injury claimed

•	an adjustment for inflation in the future average settlement value of claims, at a 3% annual inflation rate

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future

      Based on these factors, HR&A calculated a total estimated liability for the Company to resolve all pending and unasserted potential future claims through 2055, which is HR&A’s reasonable best estimate of the time it will take to resolve asbestos-related claims, of $699 million. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes legal fees. In the first quarter of 2005 the Company decreased its recorded liability for asbestos claims by $3 million due to the payment of claims, from $699 million to $696.1 million.

      As of March 31, 2005, the Company has a receivable for probable asbestos-related insurance recoveries of $372 million. This represents amounts due to the Company for previously settled and paid claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees.

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

      The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial, significantly exceeding the projected liability against the Company. However, limitations in that coverage, primarily due to gaps in coverage, deductibles associated with the policies and settlements for less than the full coverage limits with carriers in insolvency proceedings and carriers with questionable credit-worthiness (“Gaps, Deductibles and Discounts,”) are expected to result in the projected total liability to claimants and related expenses exceeding the probable insurance recovery. The Company settled with most of the insolvent carriers and carriers with poor credit quality whose policies it believes provide coverage for pending and projected future claims. 85% of the remaining recorded insurance recovery receivable is with carriers rated A or better by AM Best.

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

      In February 2005, the Company reached agreement with Equitas, the London-based entity responsible for certain pre-1993 Lloyd’s of London policies in its insurance coverage, in the amount of $84.5 million. During the first quarter of 2005, $10 million of this was received by the Company to cover past asbestos and environmental costs, and $74.5 million was placed in a trust until January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, this money will be used by Equitas for the legislative payment less some allowance to the Company for claims settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

      From receipt of its first asbestos claim more than twenty years ago to March 31, 2005, the Company has resolved 28,819 claims, and settlements of approximately $57.3 million have been made, for an average payment per claim of $1,989. The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

			Three Months Ended
	2003	2004	March 31, 2005	Total Pre 3/31/05
Open Claims — December 31	97,765	116,260	124,739	N/A
New claims filed	25,762	12,645	5,837	160,537
Claims settled	(547)	(695)	(95)	(8,194)
Claims dismissed	(6,705)	(3,469)	(2,153)	(20,625)
Inactive claims	(15)	(2)	—	(3,390)

Open Claims — December 31	116,260	124,739		N/A

Open Claims — March 31			128,328

      Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. This is demonstrated by the fact that approximately 40% of all claims filed against the Company were filed in a 20-plus year period prior to 2002, 40% were filed in the 16-month period from January 2002 through April 2003, and the remaining 20% were spread relatively evenly over the next 20 months through December 2004. The rate of claims filed in the first quarter of 2005 was slightly higher than the rate experienced during 2004; however, this increase was offset by an increase in the number of claims dismissed in the first quarter of 2005. The Company believes that the dramatic increase in filings in the 16-month period from January 2002 through April 2003 was influenced by the bankruptcy filings of numerous asbestos defendants in asbestos-related litigation and the prospect of various forms of state and federal judicial and legislative reforms.

Note 7. Effect of Recently Issued Accounting Standards

      The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. For the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, see Note 5 of Notes to Financial Statements. For the interim period disclosures required by Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, see Note 9 of Notes to Financial Statements. For a discussion of the impact of FASB Staff Position No. 106-2 (SFAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosures required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003, see Note 9 of Notes to Financial Statements. Statement No. 151 (“FAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4 and Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29 were issued in 2004. FAS 151 will be effective for the Company in 2006 and requires that the cost of inventory exclude costs associated with abnormal amounts of idle capacity and spoilage. The Company is currently in the process of determining the impact. FAS 153 will be effective in mid-2005 and is not expected to materially impact the Company’s financial statements. In addition, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation will be effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is currently in the process of determining the impact. Other Statements and Interpretations recently issued by the FASB that are applicable to the Company have had no impact to the Company upon adoption. Those statements include No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; Interpretation No. 46, Consolidation of Variable Interest Entities, parts of which became effective for the Company in the first quarter of 2004. Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. On April 14, 2005 the Securities Exchange Commission approved a rule delaying the effective date of FAS 123 for public companies. Under the rule, FAS 123 is now effective for annual periods beginning after June 15, 2005. The Company plans to adopt FAS 123 in the first quarter of 2006 with retroactive adjustment for all prior periods presented using the pro-forma amounts disclosed in Note 5 of Notes to Financial Statements. The impact of adoption of FAS 123 cannot be determined at this time because it requires information including levels of share-based payments granted in the future. However, had we adopted FAS 123 in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and earnings per share in Note 5 of our consolidated financial statements.

Note 8. Operational Consolidation Charges

      During 2004 and 2005 the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions, severance, asset impairments and similar expenses as more fully described below. The Company expects to complete these plans by the end of 2005, although certain termination payments and other costs may extend beyond 2005.

      The following is a summary of the operational consolidation programs outstanding as of March 31, 2005.

	Balance	Additional	Cash	Non-Cash	Reversal	Balance
	Dec. 31, 2004	Charges	Payments	Write-Off	of Charges	March 31, 2005
Termination payments and other employee costs	$20.7	$6.8	$(11.0)	$—	$(0.2)	$16.3
Asset impairments	—	10.4	—	(10.4)	—	—
Other	2.8	3.2	(1.2)	(2.2)	—	2.6

	$23.5	$20.4	$(12.2)	$(12.6)	$(0.2)	$18.9

      The operational consolidation reserve balance at the end of December 31, 2004 consisted of $19.2 million related to plans initiated in 2004 and $4.3 million related to plans from 2003. During 2004 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2004. The total cost of the 2004 actions was $46.4 million and included the elimination of 1,695 jobs.

      In the first quarter of 2005, the Company recorded $20.4 million of operational consolidation expenses, $16.8 million was included in cost of sales and $3.6 million was included in selling and administrative expenses. $14.7 million related to 2005 programs and $5.7 related to programs that were initiated in 2004 as detailed below. In addition, the Company recorded a $0.2 million operational consolidation benefit in 2005 associated with the reversal of severance associated with a Bath and Kitchen plan initiated in 2003.

      As part of continuing efforts to rationalize manufacturing capabilities and respond to changing market conditions, Air Conditioning decided to seek a buyer for its Rockingham, NC manufacturing facility and to close the facility by the end of the third quarter of 2005, if no buyer is found. Air Conditioning incurred $12.8 million of operational consolidation expenses during the three months ended March 31, 2005. $10.4 million of this amount was for the impairment of goodwill and other long-lived assets and $0.1 million was for severance. The balance of the $2.3 million charge was associated with a plan to transfer production to a lower cost facility in North America and salaried severance. Air Conditioning expects to incur an additional $2 million during 2005 to complete the Rockingham plan. Air Conditioning expended $2.4 million of cash on operational consolidation activities in the first quarter of 2005 of which $1.4 million related to plans initiated in 2005 and $1.0 million related to prior period plans.

      Bath and Kitchen incurred $3.9 million of operational consolidation expenses during the three months ended March 31, 2005, $1.7 million associated with job eliminations and $2.2 million related to the reorganization of an administrative process that took place in 2004. Bath and Kitchen expended $5.6 million of cash on operational consolidation activities in the first quarter of 2005 of which $0.7 million related to plans initiated in 2005 and $4.9 million related to prior period plans.

      The Vehicle Controls business incurred $3.7 million of operational consolidation expenses during the three months ended March 31, 2005 associated with the continued relocation of a plant to a lower cost location and other job elimination programs each of which were initiated in 2004.

      Vehicle Controls expects to incur $5.9 million during 2005 to complete the plans outstanding mentioned above. Vehicle Controls expended $4.2 million of cash on operational consolidation activities in the first quarter of 2005 of which $0.2 million related to plans initiated in 2005 and $4 million related to prior period plans.

      The Company expects that essentially all of the $18.9 million balance as of March 31, 2005 will be utilized by the end of 2005. The accrued termination payments and other employee costs are for severance and other related payments expected to be made after termination.

Note 9. Post-retirement Benefits

      Post-retirement pension, health and life insurance costs had the following components:

	Three Months Ended March 31,
	2005	2005	2004	2004
		Health &		Health &
	Pension	Life Ins.	Pension	Life Ins.
(Dollars in millions)	Benefits	Benefits	Benefits	Benefits
Service cost-benefits earned during the period	$13.8	$2.2	$12.5	$2.5
Interest cost on the projected benefit obligation	20.5	4.4	21.2	4.8
Less assumed return on plan assets	(18.5)	—	(15.4)	—
Amortization of prior service cost	1.5	(1.1)	1.6	(1.1)
Amortization of net (gain) loss	3.3	1.7	3.3	2.1

Defined benefit plan cost	$20.6	$7.2	$23.2	$8.3

Accretion expense reflected in “Other expense (income)”	$2.0	$4.4	$5.8	$4.8

      Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

      The Company expects to contribute $53 million to the domestic pension plans and $25 million to non-U.S. plans in 2005. In the first quarter of 2005, $6.2 million was contributed to foreign plans and $0.3 million was contributed to domestic plans.

      In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosures required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. Provisions of the Act will provide eligible plan sponsors with a subsidy that the Company expects to use to decrease the benefit obligation and net post-retirement benefit cost of its plans. Under the FSP, which was effective for the Company in the third quarter of 2004, the decrease in the benefit obligation upon initial adoption was accounted for as an actuarial gain of $0.1 million.

Note 10. Supplemental Consolidating Condensed Financial Information

      All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income and unaudited statements of cash flows for the three months ended March 31, 2005 and 2004, and unaudited balance sheets as of March 31, 2005 and December 31, 2004 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Parent			Other		Consolidated
(Dollars in millions)	Company	ASI	ASII	Subsidiaries	Eliminations	Total
Sales	$—	$1,138.6	$1,315.7	$3.2	$(117.2)	$2,340.3

Costs and expenses and other expense:	—
Cost of sales	—	835.3	1,005.2	3.1	(117.2)	1,726.4
Selling and administrative expenses	—	243.3	207.8	(0.9)	—	450.2
Other expense	—	28.2	(20.8)	(0.4)	—	7.0
Interest expense	—	27.4	2.2	—	—	29.6
Intercompany interest expense (income)	—	2.5	(2.5)	—		—

Total expenses	—	1,136.7	1,191.9	1.8	(117.2)	2,213.2

Income before income taxes and equity in net income of consolidated subsidiaries	—	1.9	123.8	1.4	—	127.1

Income taxes	—	(11.4)	13.6	—	—	2.2

Income before equity in net income of consolidated subsidiaries	—	13.3	110.2	1.4	—	124.9
Equity in net income of consolidated subsidiaries	124.9	—	—	—	(124.9)	—

Net income	$124.9	$13.3	$110.2	$1.4	$(124.9)	$124.9

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2005

	Parent			Other		Consolidated
(Dollars in millions)	Company	ASI	ASII	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$12.6	$223.7	$3.4	$—	$240.1
Accounts receivable, net	—	472.6	690.1	29.0	—	1,191.7
Inventories	—	595.9	620.2	—	—	1,216.1
Proceeds due from debt commitment	—	198.2	—	—	—	198.2
Other current assets	—	146.3	284.3	10.5	—	441.1

Total current assets	0.4	1,425.6	1,818.3	42.9	—	3,287.2
Facilities, net	—	575.1	1,003.7	—	—	1,578.8
Goodwill, net	—	102.8	1,034.4	—	—	1,137.2
Investment in subsidiaries	1,975.5	—	—	—	(1,975.5)	—
Long-term asbestos indemnity receivable	—	366.0	—	—	—	366.0
Other assets	—	543.2	200.1	22.2	—	765.5

Total assets	$1,975.9	$3,012.7	$4,056.5	$65.1	$(1,975.5)	$7,134.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks	$—	$95.0	$20.2	$—	$—	$115.2
Current maturities of long-term debt	—	1.6	0.9	—	—	2.5
Obligation to fund debt commitment	—	198.2	—	—	—	198.2
Other current liabilities	—	875.2	1,332.2	16.8	—	2,224.2

Total current liabilities	—	1,170.0	1,353.3	16.8	—	2,540.1
Long-term debt	—	1,527.1	107.1	—	—	1,634.2
Reserve for post-retirement benefits	—	281.6	446.9	—	—	728.5
Intercompany accounts, net	1,107.1	142.8	(1,140.7)	(109.2)	—	—

Long-term portion of asbestos indemnity liability	—	680.1	—	—	—	680.1
Other long-term liabilities	—	348.9	198.4	135.7	—	683.0

Total liabilities	1,107.1	4,150.5	965.0	43.3	—	6,265.9

Total shareholders’ equity (deficit)	868.8	(1,137.8)	3,091.5	21.8	(1,975.5)	868.8

Total liabilities and shareholders’ equity (deficit)	$1,975.9	$3,012.7	$4,056.5	$65.1	$(1,975.5)	$7,134.7

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Parent			Other		Consolidated
(Dollars in millions)	Company	ASI	ASII	Subsidiaries	Eliminations	Total
Cash provided (used) by:
Operating activities:
Net income	$124.9	$13.3	$110.2	$1.4	$(124.9)	$124.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	27.2	42.3	—	—	69.5
Equity in earnings of affiliates, net of dividends received	—	(4.8)	(2.5)	—	—	(7.3)
Non-cash stock compensation	—	15.8	—	—	—	15.8
Gain on sale of property, plant and equipment	—	0.1	(1.4)	—	—	(1.3)
Equity in net income of subsidiary	(124.9)	—	—	—	124.9	—
Changes in assets and liabilities:
Accounts receivable	—	1.1	(51.7)	(1.9)	—	(52.5)
Inventories	—	(102.2)	(43.3)	—	—	(145.5)
Accounts payable	—	44.4	(13.8)	(0.1)	—	30.5
Other accrued liabilities	—	63.0	98.0	(6.1)	—	154.9
Post-retirement benefits	—	6.2	1.4	—	—	7.6
Net asbestos indemnity liability	—	2.4	—	—	—	2.4
Other long-term liabilities	—	18.8	(43.7)	4.3	—	(20.6)
Other assets	—	(155.0)	(78.7)	5.3	—	(228.4)

Net cash provided by operating activities	—	(69.7)	16.8	2.9	—	(50.0)

Investing activities:
Purchase of property, plant and equipment	—	(22.7)	(21.0)	—	—	(43.7)
Investments in affiliated companies	—	—	(7.9)	—	—	(7.9)
Investments in computer software	—	(5.9)	(4.2)	—	—	(10.1)
Loan to unconsolidated joint venture, net	—	(1.9)	—	—	—	(1.9)
Proceeds from the disposal of property/equipment	—	3.1	2.1	—	—	5.2

Other	—	(0.4)	—	—	—	(0.4)

Net cash used by investing activities	—	(27.8)	(31.0)	—	—	(58.8)

Financing activities:
Proceeds from issuance of long-term debt	—	—	0.4	—	—	0.4
Repayments of long-term debt	—	—	(0.5)	—	—	(0.5)
Net change in revolving credit facility	—	174.0	61.1	—	—	235.1
Net change in other short-term debt	—	44.0	(5.4)	—	—	38.6
Purchases of treasury stock	(140.3)	—	—	—	—	(140.3)
Dividend payments	(32.1)	—	—	—	—	(32.1)
Net change in intercompany accounts	155.2	(102.1)	(50.8)	(2.3)	—	—
Proceeds from exercise of stock options	15.7	—	—	—	—	15.7
Proceeds from foreign exchange forward contracts	—	0.2	—	—	—	0.2
Other common stock issued or reacquired, net	1.8	2.6	—	—	—	4.4

Net cash used by financing activities	0.3	118.7	4.8	(2.3)	—	121.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.0)	—	—	(2.0)

Net increase (decrease) in cash and cash equivalents	0.3	21.2	(11.4)	0.6	—	10.7
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of year	$0.4	$12.6	$223.7	$3.4	$—	$240.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Parent			Other		Consolidated
(Dollars in millions)	Company	ASI	ASII	Subsidiaries	Eliminations	Total
Sales	$—	$1,094.4	$1,200.7	$2.5	$(112.6)	$2,185.0

Costs and expenses and other expense:
Cost of sales	—	807.9	898.3	1.8	(112.6)	1,595.4
Selling and administrative expenses	—	222.6	198.2	—	—	420.8
Other expense	—	14.8	2.1	—	—	16.9
Interest expense	—	25.8	3.5	—	—	29.3
Intercompany interest expense (income)	—	1.6	(1.6)	—	—	—

Total expenses	—	1,072.7	1,100.5	1.8	(112.6)	2,062.4

Income before income taxes and equity in net income of consolidated subsidiaries	—	21.7	100.2	0.7	—	122.6
Income taxes	—	8.6	27.4	2.0	—	38.0

Income before equity in net income of consolidated subsidiaries	—	13.1	72.8	(1.3)	—	84.6
Equity in net income of consolidated subsidiaries	84.6	—	—	—	(84.6)	—

Net income	$84.6	$13.1	$72.8	$(1.3)	$(84.6)	$84.6

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Parent			Other		Consolidated
(Dollars in millions)	Company	ASI	ASII	Subsidiaries	Eliminations	Total
Cash provided (used) by:
Operating activities:
Net income	$84.6	$13.1	$72.8	$(1.3)	$(84.6)	$84.6
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	—	23.9	39.4	—	—	63.3
Equity in earnings of affiliates, net of dividends received	—	(3.5)	(1.9)	—	—	(5.4)
Non-cash stock compensation	—	14.9	—	—	—	14.9
Equity in net income of subsidiaries	(84.6)	—	—	—	84.6	—
Other	—	(0.3)	—	—	—	(0.3)
Changes in assets and liabilities:
Accounts receivable	—	19.6	(141.4)	1.3	—	(120.5)
Inventories	—	(49.4)	(47.0)	—	—	(96.4)
Accounts payable	—	82.0	43.7	0.4	—	126.1
Other accrued liabilities and taxes	—	19.7	(56.2)	(2.9)	—	(39.4)
Post-retirement benefits	—	11.4	1.9	—	—	13.3
Net asbestos indemnity liability	—	(2.8)	—	—	—	(2.8)
Other current and long-term assets	—	2.9	12.4	(22.6)	—	(7.3)
Other long-term liabilities	—	5.2	2.5	1.0	—	8.7

Net cash provided (used) by operating activities	—	136.7	(73.8)	(24.1)	—	38.8

Investing activities:
Purchase of property, plant and equipment	—	(9.2)	(17.2)	—	—	(26.4)
Investments in computer software	—	(6.6)	(5.1)	—	—	(11.7)
Loan to unconsolidated joint venture, net	—	(23.4)	—	—	—	(23.4)

Net cash used by investing activities	—	(39.2)	(22.3)	—	—	(61.5)

Financing activities:
Proceeds from issuance of long-term debt	—	—	0.1	—	—	0.1
Repayments of long-term debt	—	—	(0.2)	—	—	(0.2)
Net change in revolving credit facility	—	119.0	(5.2)	—	—	113.8
Net change in other short-term debt	—	75.0	38.8	—	—	113.8
Purchases of treasury stock	(143.4)	—	—	—	—	(143.4)
Net change in intercompany accounts	130.3	(224.6)	69.7	24.6	—	—
Proceeds from exercise of stock options	12.0	—	—	—	—	12.0
Proceeds from settlement of foreign exchange forward contracts	—	4.7	—	—	—	4.7
Other	1.5	0.7	—	—	—	2.2

Net cash used by financing activities	0.4	(25.2)	103.2	24.6	—	103.0

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	—	0.3

Net increase (decrease) in cash and cash equivalents	0.4	72.3	7.4	0.5	—	80.6
Cash and cash equivalents at beginning of year	0.1	(70.4)	179.5	2.5	—	111.7

Cash and cash equivalents at end of year	$0.5	$1.9	$186.9	$3.0	$—	$192.3

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2004

	Parent			Other		Consolidated
(Dollars in millions)	Company	ASI	ASII	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$(8.6)	$235.1	$2.8	$—	$229.4
Accounts receivable, net	—	473.2	654.2	27.1	—	1,154.5
Inventories	—	493.6	593.6	—	—	1,087.2
Other current assets	—	236.8	167.7	14.2	—	418.7

Total current assets	0.1	1,195.0	1,650.6	44.1	—	2,889.8
Facilities, net	—	570.6	1,046.0	—	—	1,616.6
Goodwill, net	—	107.2	1,074.8	—	—	1,182.0
Investment in subsidiaries	1,871.3	—	—	—	(1,871.3)	—
Long-term asbestos indemnity receivable	—	365.1	—	—	—	365.1
Other assets	—	519.0	245.4	23.9	—	788.3

Total assets	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks	$—	$51.0	$25.6	$—	$—	$76.6
Current maturities of long-term debt	—	1.6	0.6	—	—	2.2
Other current liabilities	—	963.1	1,281.7	23.1	—	2,267.9

Total current liabilities	—	1,015.7	1,307.9	23.1	—	2,346.7
Long-term debt	—	1,379.5	49.6	—	—	1,429.1
Reserve for post-retirement benefits	—	275.5	468.6	—	—	744.1
Intercompany accounts, net	941.1	235.4	(1,082.8)	(93.7)	—	—
Long-term portion of asbestos indemnity liability	—	683.4	—	—	—	683.4
Other long-term liabilities	—	323.5	253.4	131.3	—	708.2

Total liabilities	941.1	3,913.0	996.7	60.7	—	5,911.5

Total shareholders’ equity (deficit)	930.3	(1,156.1)	3,020.1	7.3	(1,871.3)	930.3

Total liabilities and shareholders’ equity (deficit)	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

Note 11. Debt

      On March 29, 2005 the Company executed an agreement with several purchasers to sell senior notes with a principal amount of $200 million with a maturity date of April 1, 2015. The commitment to sell these notes is reflected in other current liabilities and the expected proceeds from the commitment are reflected in other current assets in the accompanying consolidated balance sheet. The senior notes associated with this commitment were issued on April 1, 2005 and resulted in proceeds to the Company of $198.2 million. The senior notes bear an interest rate of 5 1/2% and interest is payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The proceeds from the issuance of the notes were used to repay the majority of the $208 million of 7 3/8% senior notes that matured on April 15, 2005.

Note 12. Segment Data

Summary Segment and Income Statement Data
Dollars in millions
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Sales:
Air Conditioning Systems and Services	$1,257.2	$1,163.3
Bath and Kitchen	604.1	601.4
Vehicle Control Systems	479.0	420.3

Total sales	$2,340.3	$2,185.0

Segment income:
Air Conditioning Systems and Services	$87.6	$93.0
Bath and Kitchen	44.8	50.3
Vehicle Control Systems	69.7	58.9

Total segment income	202.1	202.2

Equity in net income of unconsolidated joint ventures	7.8	6.5

	209.9	208.7

Interest expense	29.6	29.3
Corporate and other expenses	53.2	56.8

Income before income taxes	127.1	122.6
Income taxes	2.2	38.0

Net income applicable to common shares	$124.9	$84.6

      For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Results Overview

      Sales, net income and earnings per diluted share in the first quarter of 2005 all increased when compared to the first quarter of 2004. Earnings were $.57 per diluted share, up 50% from $.38 per diluted share a year ago. Sales were $2.340 billion, up 7% from $2.185 billion a year ago. Net income rose to $124.9 million from $84.6 million, up 48%. The Company benefited from volume increases, improved pricing and productivity improvements and the benefits from prior operational consolidations which were partially offset by continued commodity cost escalations and short term production issues affecting Bath and Kitchen in Europe. The Company continued to invest in marketing and new product development. Net income in the first quarter of 2005 included benefits of $36.4 million associated with the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years. Net income in the quarter included $20.4 million of operational consolidation expenses ($14.8 million net of $5.6 million of tax benefits), see Note 8 of Notes to Financial Statements. The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 13 of Notes to Financial Statements. Approximately half of the Company’s business is outside the U.S., therefore changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Year-over-year changes in segment sales and segment income and, in certain cases, segment operating margins, for 2005 compared with 2004 are presented both with and without the effects of foreign exchange translation. Presenting results of operations excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them in understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting the analysis in this manner is also useful to shareholders in understanding the core business segment operating results and trends. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. These additional measurements are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

      Following is an analysis of changes in total sales, segment income and operating margin for the Company for the first quarter of 2005 compared with the first quarter of 2004, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2005
	Three			Excluding foreign
	Months			exchange translation
	Ended
	March 31		Percentage	2005
	2004	2005	Change	Adjusted	Percentage change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$2,185.0	$2,340.3	7.1%	$2,288.4	4.7%
Segment income	$202.2	$202.1	0%	$196.6	(2.8)%
Segment operating margin	9.3%	8.6%	(0.7) pts.	8.6%	(0.7)pts.

      Sales in the first quarter of 2005 were $2.340 billion, an increase of 7.1% (4.7% excluding favorable foreign exchange translation effects) from $2.185 billion in the first quarter of 2004. Sales increased 8.1% for Air Conditioning Systems and Services, 0.4% for Bath and Kitchen and 14.0% for Vehicle Control Systems. The Company as a whole benefited from price increases and volume gains.

      Segment income was $202.1 million for the first quarter of 2005, essentially flat (down 2.8% excluding favorable foreign exchange translation effects) with $202.2 million in the first quarter of 2004. Segment income decreased 5.8% for Air Conditioning Systems and Services, 10.9% for Bath and Kitchen and increased 18.3% for Vehicle Control Systems. Segment income benefited from price increases, higher volume and improvements in our productivity initiatives and the benefits associated with prior operational consolidations, offset by higher investments in marketing and product development, increased commodity costs and other cost escalations and short-term production issues affecting Bath and Kitchen in Europe. 2005 segment income also included the adverse impact of $20.4 million ($14.8 million net of a $5.6 million tax benefit, or

$.07 per diluted share) of operational consolidation expenses primarily associated with Air Conditioning Systems and Services’ decision to seek a buyer for its Rockingham, NC manufacturing facility and to close the facility by the end of the third quarter if no buyer is found.

      Following is an analysis of changes in sales, segment income and operating margin for Air Conditioning Systems and Services for the first quarter of 2005 compared with the first quarter of 2004, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2005
	Three			Excluding foreign
	Months			exchange translation
	Ended
	March 31,		Percentage	2005	Percentage
	2004	2005	Change	Adjusted	Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$1,163.3	$1,257.2	8.1%	$1,245.3	7.0%

Segment income	$93.0	$87.6	(5.8)%	$87.1	(6.3)%

Segment operating margin	8.0%	7.0%	(1.0) pts.	7.0%	(1.0) pts.

      Sales of Air Conditioning Systems and Services increased 8.1% (7% excluding favorable foreign exchange translation effects) to $1.257 billion for the first quarter of 2005 from $1.163 billion for the first quarter of 2004. Our commercial equipment sales, which represent about 25% of total Company sales, increased 8.3% on a global basis. This was the fourth consecutive quarter of growing commercial equipment sales at an accelerated rate. In addition, the commercial equipment market benefited from about a 2% price increase during the first quarter of 2005. Within the commercial equipment segment, global unitary sales were up 10%, and applied sales were up 6.4%. In the first quarter of 2005, there were some pockets of strength in markets that are important to the Company such as commercial office buildings, which increased 11%; industrial manufacturing, which increased 14%; and lodging, which increased 19%. Sales were also up modestly, by 5.6% in the parts, services and solutions business as cold weather in key parts of the U.S. and Europe limited service activity and the related parts sales. Sales also benefited substantially from price increases. The Company announced additional price increases in the quarter in each region in the range of 3-5%. The commercial equipment market in the U.S. was up overall an estimated 5%-6% year over year, consisting of 1-2% growth in price and 4-5% growth in volume. This follows a full year 2004 increase of 4%, which did not include increases in price and marked the first annual increase in the commercial market since the year 2000. In the Americas, total orders were up 6% following the fourth quarter year over year increase of 26%, as customers pre-bought in anticipation of the price increase mentioned above. Internationally, markets in Europe were only up 1-2%, resulting in our sales increasing 1.6%. The Middle East region was very strong. In Asia, the Chinese market continued to grow while the remainder of the Asia/Pacific region overall remains healthy. Globally, orders were also up 6% versus the prior year. Internationally, orders were up 5% in the first quarter, on top of 10% and 20% growth in the first quarter of 2004 and 2003, respectively. We ended the quarter with a backlog of $690 million, up 7.5% from the first quarter of last year and 4.1% above the fourth quarter of 2004. This marks the fifth consecutive quarter of year over year backlog growth.

      Sales of our residential products continued to grow strongly, up 10.8% year over year. This increase included gains from price, volume and mix driven by a shift in sales to higher efficiency models. Residential inventory builds are consistent with the anticipated seasonal demand and inventory levels at distributors are at or below five year averages. Because of our focus on high-efficiency, premium systems, and foregoing some low margin business, our unitary and light commercial segments only maintained market share.

      Segment income of Air Conditioning Systems and Services decreased 5.8% (6.3% excluding foreign exchange translation effects) to $87.6 million in the first quarter of 2005 from $93.0 million in the first quarter of 2004. Margins were 7.0% in the first quarter of 2005, compared with 8.0% for the first quarter of 2004. Segment income in 2005 included $12.8 million of operational consolidation expenses primarily associated with the rationalization of the Rockingham, North Carolina manufacturing facility. $1.7 million relates to severance, $10.4 million are non-cash charges associated with asset write-offs and $0.7 million is for other liabilities. These actions are expected to result in additional charges of approximately $2 million during the remainder of 2005 and will yield cost savings of approximately $1.9 million in 2005 and $3.8 million in 2006. Strength in price, volume, mix and productivity improvements offset commodity cost increases, higher labor costs and investments in marketing and product development. While we continued to achieve results from our productivity initiatives, we would have expected to do better in this area and are working to improve results from these ongoing initiatives.

      Following is an analysis of changes in sales, segment income and operating margin for Bath and Kitchen for the first quarter of 2005 compared with the first quarter of 2004, showing the effect of foreign exchange translation.

		Three Months Ended
		March 31, 2005
	Three			Excluding foreign
	Months			exchange translation
	Ended
	March 31,		Percentage	2005
	2004	2005	Change	Adjusted	Percentage Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$601.4	$604.1	0.4%	$587.2	(2.4)%

Segment income	$50.3	$44.8	(10.9)%	$43.4	(13.7)%

Segment operating margin	8.4%	7.4%	(1.0)pts.	7.4%	(1.0)pts.

      Sales of Bath and Kitchen increased 0.4% (down 2.4% excluding favorable foreign exchange translation effects) to $604.1 million in the first quarter of 2005 from $601.4 million in the first quarter of 2004. Sales were down 0.4% in Europe which is our largest region, virtually flat in the Americas and up 3% in Asia (excluding favorable foreign exchange translation effects). The sales decrease in Europe was primarily the result of product availability issues. Sales in the Americas were impacted by the timing of orders partially offset by the continued strong performance of Champion toilets.

      Segment income of Bath and Kitchen decreased 10.9% (down 13.7% excluding favorable foreign exchange translation effects) to $44.8 million in the first quarter of 2005 from $50.3 million in the first quarter of 2004. Margins decreased to 7.4% in the first quarter of 2005 from 8.4% in the first quarter of 2004 both with and without the effects of foreign exchange translation.

Segment income was adversely impacted by production issues in Europe which translated to higher costs and lost revenues. The Company has put in place a number of actions to resolve these issues and believes that most of these issues will be resolved by the end of the second quarter. Bath and Kitchen benefited from favorable pricing and improvements from its productivity initiatives, which helped offset commodity cost escalations, higher labor costs and increased investments in marketing and new product development. Segment income in 2005 included $3.9 million of operational consolidation expenses associated with job eliminations and costs associated with the reorganization of an administrative process. These actions are expected to yield annualized cost savings of $0.7 million. The Company expects to complete these activities by the end of 2005.

      Following is an analysis of changes in sales, segment income and operating margin for Vehicle Control Systems for the first quarter of 2005 compared with the first quarter of 2004, showing the effect of foreign exchange translation.

			Three Months Ended
			March 31, 2005
	Three			Excluding foreign
	Months			exchange translation
	Ended
	March 31,		Percentage	2005
	2004	2005	Change	Adjusted	Percentage Change
(Dollars in millions)	Reported	Reported	Reported	Amount	Adjusted
Segment sales	$420.3	$479.0	14.0%	$456.0	8.5%

Segment income	$58.9	$69.7	18.3%	$66.1	12.2%

Segment operating margin	14.0%	14.6%	0.6pts.	14.5%	0.5pts.

      Sales of Vehicle Control Systems for the first quarter of 2005 were $479 million, an increase of 14% (8.5% excluding the favorable effects of foreign exchange) from $420.3 million in the first quarter of 2004. Our strong momentum in this business continued. The improvement was primarily driven by global increases in truck and bus production, increased content per vehicle, including new applications, and strong aftermarket growth. Sales in Europe, our largest market, increased 11.2% (5% excluding the favorable effects of foreign exchange). This increase was driven by a 12.3% increase (excluding the favorable effects of foreign exchange) in sales to our truck and bus original equipment manufacturing customers, outperforming the Western European truck and bus market, which we believe grew an estimated 8% in the quarter. Total European sales also benefited from improved aftermarket sales, which increased 13.4% (excluding the favorable effects of foreign exchange) in the first quarter. The improved overall sales performance in Europe included the negative impact of some passenger platform expirations and modest performance in the trailer market. Sales increased 28% in North America, in line with the U.S. truck and bus market increase of 30%. In Asia and Latin America, our sales increased 10.8% and 42.7%, respectively, also outperforming the combined growth of the truck and bus markets in those regions. Vehicle Control Systems’ backlog at the end of the quarter was $789 million, up 18.3% (13% excluding favorable foreign exchange translation effects) from the first quarter of last year.

      Segment income for Vehicle Control Systems for the first quarter of 2005 increased 18.3% (12.2% excluding favorable foreign exchange translation effects) to $69.7 million from $58.9 million in the first quarter of 2004. Segment margins increased to 14.6% from 14.0% in the first quarter of 2004 (14.5% excluding the favorable effects of foreign exchange). Segment income benefited from volume growth, increased productivity, and benefits from prior operational consolidations. These gains were partially offset by higher labor costs and investments in marketing and new product development. Segment income also included $3.7 million of operational consolidation expenses associated with the continued relocation of manufacturing activities of a plant to a lower cost location and other job elimination programs, each of which were initiated in 2004. $3.4 million of the operational consolidation expenses recognized in 2005 relate to severance. These actions are expected to result in additional charges of approximately $5.9 million during the remainder of 2005 and will yield cost savings of $2.9 million in 2005 and $8.5 million in 2006. The Company expects to complete these plans by 2005.

Other Summary Segment and Income Data Items

      Equity in net income of unconsolidated joint ventures increased to $7.8 million in the first quarter of 2005 from $6.5 million in the first quarter of 2004. The increase primarily resulted from the performances of our air conditioning compressor joint venture in the U.S. and our Meritor WABCO joint venture in the U.S. The improved performance of our Meritor WABCO joint venture was largely due to an increase in purchases by our European operations.

      Interest expense increased $0.3 million in the first quarter of 2005 compared with the first quarter of 2004. The impact of higher interest rates slightly exceeded the benefit of lower average debt balances.

      Corporate and other expenses in the first quarter of 2005 decreased $3.6 million from the first quarter of 2004 due principally to realized foreign exchange transaction gains, lower asbestos indemnity expenses and favorable post-retirement benefit costs partially offset by higher insurance costs and fees related to the sale of accounts receivable under our existing receivable securitization programs. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 13 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

      The income tax provision for the first quarter of 2005 was $2.2 million, or 1.7% of pre-tax income, compared with a provision of $38.0 million, or 31% of pre-tax income in the first quarter of 2004. The reduction to the effective income tax rate resulted primarily from the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years. In addition, we have agreed with the tax authorities that a significant tax refund is due the Company. However, such refund is still subject to final government review. If approved, the Company will recognize any related financial benefits at that time.

       We expect the Company’s effective income tax rate to be in the range of 29% to 31%, excluding the impact of the resolution of prior year tax contingencies, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings.

Liquidity and Capital Resources

      Cash flow used by operating activities was $50 million in the first quarter of 2005 as compared to cash flows provided by operating activities of $38.8 million in the first quarter of 2004, a decrease of $88.8 million. The decrease was primarily driven by higher working capital of $76.7 million, including higher inventory levels. Inventory management continues to be an important focus area and the Company plans to make improvements in this area throughout the remainder of 2005. Net income improved by $40.3 million in the first quarter of 2005 as compared with the first quarter of 2004, but was offset by higher tax and incentive compensation payments and the non-cash impact of the resolution of tax contingencies and non-U.S. tax planning initiatives.

      In investing activities, we made capital expenditures of $43.7 million for the first quarter of 2005. This compared with capital expenditures of $26.4 million in the first quarter of 2004. The increase in capital expenditures resulted from capital outlays associated with our new 13 SEER air conditioning product offerings, restructuring a product line in the Air Conditioning Systems and Services segment and expanding our air conditioning compressor manufacturing operations. The Company also spent $7.9 million to purchase the rights of an operation in Asia previously held by a minority shareholder. In 2004, the Company made a $23.4 million loan to an unconsolidated joint venture. The impact of the above items resulted in essentially the same cash flows from investing activities in 2005 as 2004.

      In the first quarter of 2005, the excess of cash used by operating and investing activities was $108.8 million and was funded by cash provided by financing activities of $121.5 million. Financing activities consisted of net borrowings of $274.1 million and proceeds realized from the exercise of stock options of $15.7 million. This was partly offset by purchases of approximately 3.2 million shares of our common stock for $140.3 million pursuant to our share repurchase program and dividend payments of $32.1 million. In the first quarter of 2004 the excess of cash used by investing activities over cash provided by operating activities totaled $22.7 million and was funded by net cash provided by financing activities of $103.0 million. Financing activities in 2004 consisted principally of net borrowings of $227.7 million, proceeds realized from the exercise of stock options of $12 million, proceeds from settlement of foreign exchange forward contracts of $4.7 million, and other miscellaneous transactions, partly offset by purchases of approximately 4.0 million shares of our common stock for $143.4 million pursuant to our share repurchase program.

      The Company anticipates paying a dividend of $0.15 per share of common stock in the second quarter of 2005, subject to the approval of the Board of Directors at its May 3, 2005 Board meeting.

      The Company has one primary bank credit agreement. That agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in November 2006. The Company also has a Euro-denominated, 364-day bank credit agreement of $51.7 million (at March 31, 2005 exchange rates) that expires on October 31, 2005, that was not fully utilized as of March 31, 2005. Debt outstanding under that agreement was classified as long-term debt in the balance sheet as of March 31, 2005, because the Company had the ability and the intent to renew it or to refinance it with borrowings under the five-year facility. In addition, the Company has other lines of credit for $20.7 million.

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

      On March 29, 2005 the Company executed an agreement with several purchasers to sell senior notes with a principal amount of $200 million with a maturity date of April 1, 2015. The commitment to sell these notes is reflected in other current liabilities and the expected proceeds from the commitment are reflected in other current assets in the accompanying consolidated balance sheet. The senior notes associated with this commitment were issued on April 1, 2005 and resulted in proceeds to the Company of $198.2 million. The senior notes bear an interest rate of 5 1/2% and interest is payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The proceeds from this issuance of the notes were used by the Company to repay the majority of the $208 million of 7 3/8% senior notes that matured on April 15, 2005.

      At March 31, 2005, our total indebtedness was $1,751.9 million. We had remaining borrowing capacity under our primary bank credit agreement at March 31, 2005, of $702.9 million after reduction for borrowings of $220.1 million and $77 million of outstanding letters of credit. We have $8.2 million available under other bank credit facilities after reduction for letters of credit usage of $12.5 million. In addition, we had $184.6 million available at March 31, 2005, under overdraft facilities that can be withdrawn by the banks at any time. In addition, we had other outstanding letters of credit issued by other banks of $58.9 million as of March 31, 2005.

      We believe that the amounts available from operating cash flows, funds available under our credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 and access to public and private debt markets will be sufficient to meet our expected operating needs and planned capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

      The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The facility in Europe expires in May 2005 and the facility in the U.S. expires in September of 2005. The Company anticipates renewing these facilities subject to Board of Directors approval. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

      The Company has commitments and performance guarantees, including energy savings guarantees totaling $63.6 million extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2005 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely. We also guarantee debt of third parties in the amount of $1.8 million as of March 31, 2005.

Aggregate Contractual Obligations

      We have contractual obligations for long-term debt, operating leases, purchase obligations, unfunded pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations in our 2004 Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2004. See Note 11 of the accompanying notes to financial statements for a discussion of the debt commitment entered into by the Company during the first quarter of 2005.

Information Concerning Forward Looking Statements

      Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	additional developments may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and energy necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2005;

•	the outcome of lawsuits and other contingencies;

•	adoption of new accounting pronouncements promulgated by the FASB or other accounting standard setting agencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; and

•	the extent to which the Company will be able to realize the estimated savings from operational consolidation programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

      The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no significant changes since December 31, 2004. See Note 6 of Notes to Financial Statements for the discussion of legal proceedings.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

      The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On February 3, 2005, the Company’s Board of Directors approved $400 million to purchase shares of the Company’s common stock in the open market. As of March 31, 2005, the unexpended authorization on the current program totaled $313,125,967. A summary of the repurchase activity for the first quarter of 2005 follows.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Maximum Dollar
				of Shares	Value of Shares
				Purchased as Part	That May Yet Be
	Total Number		Average	of Publicly	Purchased Under
	of Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs (a)
January 1-January 31 (b)	1,010,699		$39.77	885,700	$27,219,801
February 1-February 28	988,900		$45.05	988,900	$382,669,756
March 1-March 31	1,478,200		$47.05	1,478,200	$313,125,967

Total first quarter	3,477,799	(c)	$44.54	3,352,800

(a) As of December 31, 2004, the Company had one unexpended authorization by the Board of Directors under its share repurchase program. The authorization by the Board of Directors on December 4, 2003, approved the purchase of shares in an amount not to exceed $250,000,000 with no expiration date. The unexpended balance of $62,446,908 under that authorization as of December 31, 2004, was used to repurchase shares in the first quarter of 2005.

(b) Includes 124,999 shares that were returned to the Company by the Chief Executive Officer to satisfy his withholding tax liabilities upon the vesting of 250,000 shares of restricted stock.

(c) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

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

April 29, 2005

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