Form 10-Q
period 2005-06-30
AMERICAN STANDARD COMPANIES INC
filed 2005-07-27
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)  ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at

July 21, 2005	210,822,655 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. “American Standard” or “the Company” will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$2,755.1	$2,575.3	$5,095.3	$4,760.3

Cost and expenses
Cost of sales	1,992.7	1,874.2	3,719.1	3,469.6
Selling and administrative expenses	481.3	433.4	931.4	854.3
Other expense	(0.5)	11.4	6.5	28.2
Interest expense	30.6	28.5	60.2	57.8

	2,504.1	2,347.5	4,717.2	4,409.9

Income before income taxes	251.0	227.8	378.1	350.4
Income taxes	43.1	68.1	45.3	106.1

Net income applicable to common shares	$207.9	$159.7	$332.8	$244.3

Net income per share
Basic	$0.98	$0.75	$1.56	$1.13

Diluted	$0.95	$0.73	$1.52	$1.10

Cash dividends per share of common stock	$0.15	$0.0	$0.30	$0.0

Average common shares outstanding
Basic	212,031,814	214,235,352	213,026,692	215,354,861
Diluted	217,858,345	220,035,235	218,956,273	221,132,378

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$277.2	$229.4
Accounts receivable, less allowance for doubtful accounts: June 2005 - $45.1; Dec. 2004 - $46.2	1,325.4	1,154.5
Inventories:
Finished products	706.5	658.0
Products in process	222.6	233.2
Raw materials	220.6	196.0
Retained interest in U.S. securitization program	209.8	122.6
Other current assets	271.9	296.1

Total current assets	3,234.0	2,889.8
Facilities, less accumulated depreciation: June 2005 - $1,097.2; Dec. 2004 - $1,123.7	1,562.0	1,616.6
Goodwill, less accumulated amortization: June 2005 - $413.3; Dec. 2004 - $447.0	1,172.8	1,267.7
Capitalized software costs, less accumulated amortization: June 2005 - $293.8; Dec. 2004 - $274.5	213.2	230.0
Debt issuance costs, net of accumulated amortization: June 2005 - $30.7; Dec. 2004 - $28.2	14.7	15.4
Long-term asbestos indemnity receivable	358.6	365.1
Other assets	423.9	457.2

Total assets	$6,979.2	$6,841.8

Current liabilities:
Loans payable to banks	$70.4	$76.6
Current maturities of long-term debt	3.6	2.2
Accounts payable	962.6	887.2
Accrued payrolls	336.4	331.2
Current portion of warranties	168.9	155.1
Taxes on income	119.8	130.5
Other accrued liabilities	772.4	763.9

Total current liabilities	2,434.1	2,346.7
Long-term debt	1,590.0	1,429.1
Post-retirement benefits	714.8	744.1
Long-term portion of asbestos indemnity liability	673.3	683.4
Warranties	241.4	242.4
Other liabilities	415.9	465.8

Total liabilities	6,069.5	5,911.5
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,769,287 in 2005; 251,768,741 in 2004; and shares outstanding: 210,834,567 in 2005; 214,947,988 in 2004	2.5	2.5
Capital surplus	817.5	794.5
Treasury stock, at cost: 40,934,720 shares in 2005; 36,820,753 shares in 2004	(988.9)	(760.1)
Retained Earnings	1,415.6	1,146.6
Accumulated other comprehensive income:
Foreign currency translation effects	(186.0)	(102.8)
Deferred gain on hedge contracts, net of tax	2.5	9.3
Minimum pension liability adjustment, net of tax	(153.5)	(159.7)

Total shareholders’ equity	909.7	930.3

Total liabilities and shareholders’ equity	$6,979.2	$6,841.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2005	2004
Cash provided by:
Operating activities:
Net income	$332.8	$244.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90.2	83.5
Amortization of capitalized software and other intangibles	43.2	43.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(13.7)	(10.5)
Non-cash stock compensation	32.1	30.0
Other	(5.7)	(0.7)
Changes in assets and liabilities:
Accounts receivable	(209.7)	(301.0)
Inventories	(99.3)	(71.6)
Accounts payable	109.0	193.0
Other accrued liabilities and taxes	77.2	104.1
Post-retirement benefits	20.8	19.5
Net asbestos indemnity liability	(3.6)	1.3
Other current and long-term assets	(74.3)	(92.4)
Other long-term liabilities	(21.2)	13.7

Net cash provided by operating activities	277.8	256.8

Investing activities:
Purchases of property, plant and equipment	(118.9)	(67.2)
Investments in affiliated companies and other businesses	(12.9)	—
Investments in capitalized software	(23.3)	(18.5)
Loan to unconsolidated joint venture, net	4.0	(19.2)
Proceeds from sales of property, plant and equipment	22.3	9.9

Net cash used by investing activities	(128.8)	(95.0)

Financing activities:
Proceeds from issuance of long-term debt	200.6	0.2
Repayments of long-term debt	(208.8)	(0.6)
Net change in revolving credit facilities	220.6	136.9
Net change in other short-term debt	(5.6)	21.7
Purchases of treasury stock	(264.2)	(222.6)
Dividend payments	(63.8)	—
Proceeds from exercise of stock options	21.8	19.0
Proceeds from settlement of foreign exchange forward contracts	(1.5)	5.7
Other	4.5	3.7

Net cash used by financing activities	(96.4)	(36.0)

Effect of exchange rate changes on cash and cash equivalents	(4.8)	0.1

Net increase in cash and cash equivalents	47.8	125.9
Cash and cash equivalents at beginning of period	229.4	111.7

Cash and cash equivalents at end of period	$277.2	$237.6

Cash interest paid	$56.5	$55.1
Cash taxes paid	$65.4	$78.7

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. Certain reclassifications of amounts reported in prior years have been made to conform to the 2005 classifications. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2004, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first half of 2005.

Note 2. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$207.9	$159.7	$332.8	$244.3
Foreign currency translation effects	(40.0)	(12.2)	(83.2)	(5.4)
Deferred (loss) on hedge contracts, net of tax	(7.7)	(12.0)	(6.8)	(3.3)
Minimum pension liability adjustment, net of tax	3.5	(0.3)	6.2	(0.5)

Total comprehensive income	$163.7	$135.2	$249.0	$235.1

Note 3. Earnings Per Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended June 30, 2005 and 2004 included 5,826,531 and 5,799,883 weighted average incremental shares, respectively, for the assumed exercise of stock options; the six-month periods ended June 30, 2005 and 2004 included 5,929,581 and 5,777,517 weighted average incremental shares, respectively. For the three and six-month periods ended June 30, 2005 and 2004, 831,874, 34,476, 437,203 and 18,100 shares, respectively, associated with options to purchase shares of the Company’s common stock were excluded from the diluted earnings per share calculation due to their antidilutive effect.

Note 4. Capital Stock

On June 20, 2005 a dividend of $0.15 per share of common stock was paid to shareholders of record as of June 1, 2005, totaling $31.7 million. On March 25, 2005 a dividend of $0.15 per share of common stock was paid to shareholders of record as of February 28, 2005 totaling $32.1 million. On July 11, 2005, the Board of Directors approved the payment of a dividend of $0.15 per share of common stock to be paid on September 20, 2005, to shareholders of record on September 1, 2005.

Following is a summary of net shares outstanding and shares issued or reacquired during the first and second quarters of 2005.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988
Shares issued upon exercise of stock options		893,784	893,784
Stock purchased for treasury		(3,352,800)	(3,352,800)
Shares issued to ESOP		355,249	355,249
Shares issued to ESPP	289	51,402	51,691
Other shares issued or (reacquired), net		(111,082)	(111,082)

Balance, March 31, 2005	251,769,030	(38,984,200)	212,784,830

Shares issued upon exercise of stock options		310,289	310,289
Stock purchased for treasury		(2,719,000)	(2,719,000)
Shares issued to ESOP		376,488	376,488
Shares issued to ESPP	257	67,392	67,649
Other shares issued or (reacquired), net		14,311	14,311

Balance, June 30, 2005	251,769,287	(40,934,720)	210,834,567

The Company accounts for all purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When shares are reissued they are recorded at the average price paid for shares acquired since the inception of the share buy back programs.

Note 5. Stock-Based Compensation

The Company has three employee stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), which, are described in Note 12 of Notes to Financial Statements in the Company’s 2004 Annual Report on Form 10-K. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Additionally, compensation cost is not recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation expense under APB 25. Compensation cost is recorded for the fair value of restricted share awards and is amortized straight line over the vesting period of the award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in millions except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$207.9	$159.7	$332.8	$244.3
Deduct: Total stock-based compensation expense, net of tax, determined under fair value method for all stock option awards and discounts under ESPP	5.1	4.5	10.5	9.6

Pro forma net income	$202.8	$155.2	$322.3	$234.7

Earnings per share:
Basic–as reported	$.98	$.75	$1.56	$1.13

Basic–pro forma	$.96	$.72	$1.51	$1.09

Diluted–as reported	$.95	$.73	$1.52	$1.10

Diluted–pro forma	$.94	$.71	$1.48	$1.06

The weighted average fair value per option for grants made during the three months and six months ended June 30, 2005 was $10.14 and for the corresponding periods of 2004 was $12.55. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.74% in 2005 and 3.12% in 2004; volatility of 23.0% and 32.2% in 2005 and 2004, respectively; an expected average life of 5 years in 2005 and 2004; and a dividend yield of 1.38% and zero in 2005 and 2004, respectively.

Note 6. Warranties, Guarantees, Commitments and Contingencies

Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which they are sold. Limited warranties cover the equipment, parts and, in limited circumstances labor, necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $10.4 million and $9.3 million for the three months ended June 30, 2005 and 2004, respectively, and $18.9 million and $17.8 million for the six-months ended June 30, 2005 and 2004, respectively. Total warranty expense was $47.3 million and $60.5 million for the three months ended June 30, 2005 and 2004, respectively, and $99.1 million and $101.5 million for the six-month periods then ended, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three and six-months ended June 30, 2005 and 2004 (dollars in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$408.9	$364.6	$397.5	$356.0
Warranty costs accrued	38.4	37.5	78.6	64.0
Deferred income on extended warranty contracts sold	18.9	16.6	36.5	31.4
Warranty claims settled	(37.0)	(30.1)	(72.5)	(55.8)
Amortization of deferred income on extended warranty contracts	(13.9)	(12.1)	(25.2)	(24.1)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	(5.0)	14.1	(4.6)	19.1

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	410.3	390.6	410.3	390.6
Current portion included in current liabilities	(168.9)	(172.0)	(168.9)	(172.0)

Long-term warranty liability	$241.4	$218.6	$241.4	$218.6

The Company has commitments and performance guarantees, including energy savings guarantees totaling $63.9 million as of June 30, 2005, extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2005 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 10 of Notes to Financial Statements. The Company also guarantees other debt obligations issued by other subsidiaries, including obligations under a $48.3 million Euro-denominated credit facility and $36.2 million of Euro-denominated Senior Bonds (both at June 30, 2005 exchange rates).

The income tax provision for the second quarter of 2005 was $43.1 million, or 17.2% of pre-tax income, compared with a provision of $68.1 million, or 29.9% of pre-tax income in the second quarter of 2004. The reduction to the effective income tax rate resulted primarily from the resolution of tax audits. The tax provision for the first six-months of 2005 was $45.3 million, or 12.0% of pre-tax income, compared with a provision of $106.1 million or 30.3% of pre-tax income for the six-months ended June 30, 2004. The effective income tax rate for the first six-months of 2005 was impacted by the resolution of tax audits, tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years recorded in the first six-months of 2005.

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

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a the Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. Currently, a new trial on such claims is scheduled for November 2005.

As previously reported, in November 2004 the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. Because the investigation is in its early stages, and the Company has not been accused of any wrong-doing, the Company is unable to reasonably estimate the loss or range of loss that may result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse affect on the financial condition or liquidity of the Company.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. Also in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases were thereafter consolidated, and in June 2005 an amended complaint was filed in the federal actions alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. The Company is cooperating fully with the Justice Department investigation and is vigorously defending itself against these civil lawsuits.

On February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of the French and European Union competition regulations. The Company is cooperating fully with this investigation.

While the Company cannot predict the outcome of these matters with certainty, the Company believes that the resolution of the Justice Department and French Competition Council investigations and the civil lawsuits against the Bath & Kitchen business referenced above will not, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

Prior to 2004, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed against the Company in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. Because of stabilization in the rate at which new claims are being filed and the Company’s added experience in resolving claims, the Company now believes a reasonable estimate of this liability can be made.

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

The methodology used by HR&A to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases

•	HR&A’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological data and the Company’s claims history from 2000 - 2004

•	an analysis of the Company’s pending cases, by type of injury claimed

•	an analysis of the Company’s five-year history from 2000 – 2004 to determine the average settlement value of claims, by type of injury claimed

•	an adjustment for inflation in the future average settlement value of claims, at a 3% annual inflation rate

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future

Based on these factors, HR&A calculated a total estimated liability for the Company to resolve all pending and unasserted potential future claims through 2055, which is HR&A’s reasonable best estimate of the time it will take to resolve asbestos-related claims, of $699 million. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes legal fees.

As of June 30, 2005, the Company has a receivable for probable asbestos-related insurance recoveries of $364.6 million. This represents amounts due to the Company for previously settled and paid claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees.

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

In February 2005, the Company reached agreement with Equitas, the London-based entity responsible for certain pre-1993 Lloyd’s of London policies in its insurance coverage, in the amount of $84.5 million. During the first half of 2005, $13.2 million of this was received by the Company to cover asbestos and environmental costs, and $71.3 million remains in a trust expiring January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust less some allowance to the Company for claims settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008, will be used by Equitas for the legislative payment. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

From receipt of its first asbestos claim more than twenty years ago to June 30, 2005, the Company has resolved 29,820 claims. The total amount of all settlements paid by the Company and its insurance carriers is approximately $59.6 million, for an average payment per claim of $1,998. The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	2003	2004	Six Months Ended June 30, 2005	Total Pre 6/30/05
Open Claims – December 31	97,681	117,162	125,774	N/A
New claims filed	26,754	12,642	7,492	163,087
Claims settled	(547)	(700)	(332)	(8,436)
Claims dismissed	(6,711)	(3,329)	(3,056)	(21,384)
Inactive claims	(15)	(1)	(1)	(3,390)

Open Claims – December 31	117,162	125,774		N/A

Open Claims – June 30			129,877

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. This is demonstrated by the fact that approximately 40% of all claims filed against the Company were filed in a 20-plus year period prior to 2002, approximately 40% were filed in the 16-month period from January 2002 through April 2003, and the remaining 20% were spread relatively evenly over the next 26 months through June 2005. The Company believes that the dramatic increase in filings in the 16-month period from January 2002 through April 2003 was influenced by the bankruptcy filings of numerous asbestos defendants in asbestos-related litigation and the prospect of various forms of state and federal judicial and legislative reforms.

The Company does not believe that asbestos payments to claimants, net of insurance recoveries, will have a material adverse effect on its liquidity in any particular year or in the aggregate.

Note 7. Effect of Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. Statement of Financial Accounting Standard No. 151 (“FAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4 and Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29 were issued in 2004. FAS 151 will be effective for the Company in 2006 and requires that the cost of inventory exclude costs associated with abnormal amounts of idle capacity and spoilage. The Company is currently in the process of determining the impact and believes it will not be material. FAS 153 will be effective in mid-2005 and is not expected to materially impact the Company’s financial statements. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation will be effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is currently in the process of determining the impact and believes it will not be material. Statement No. 154 (“FAS 154”), Accounting Changes and Error Corrections was issued in the second quarter of 2005. Under FAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, any errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made in 2006.

Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. On April 14, 2005 the Securities Exchange Commission approved a rule delaying the effective date of FAS 123 for public companies. Under the rule, FAS 123 is now effective for annual periods beginning after June 15, 2005. If required, the Company plans to adopt FAS 123 in the first quarter of 2006 with retroactive adjustment for all prior periods presented using the pro-forma amounts disclosed in Note 5 of Notes to Financial Statements. The impact of adoption of FAS 123 cannot be determined at this time because it requires information including levels of share-based payments granted in the future. However, had we adopted FAS 123 in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro-forma net income and earnings per share in Note 5 of Notes to Financial Statements.

Note 8. Operational Consolidation Expenses

During 2004 and 2005 the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions, severance, asset impairments and similar expenses as more fully described below. The Company expects to complete these plans by the middle of 2006.

During the second quarter of 2005, the Company recorded $24.1 million of operational consolidation expenses, $13.2 million was included in cost of sales and $10.9 million was included in selling and administrative expenses. $21.2 million related to 2005 programs and $2.9 million related to programs that were initiated in 2004. This compares to $13.1 million of operational consolidation expenses incurred during the second quarter of 2004. During the first six months of 2005, the Company recorded $44.5 million of operational consolidation expenses, $30.0 million was included in cost of sales and $14.5 million was included in selling and administrative expenses. $36.4 million related to 2005 programs, $8.6 million related to programs that were initiated prior to 2005 and $0.5 related to a reversal as detailed below. The Company incurred $13.1 million of operational consolidation expenses during the first six months of 2004. In addition, the Company recorded a $0.2 million operational consolidation benefit in the first quarter of 2005 associated with the reversal of severance associated with a Bath and Kitchen plan initiated in 2003. There were no operational consolidation expense reversals in the second quarter of 2004 or the first six months of 2004.

The following is a summary of the operational consolidation programs outstanding as of June 30, 2005.

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2005 Operational Consolidation Programs
Charges during the first six-months of 2005	$23.8	$11.7	$0.9	$36.4
Payments during the first six-months of 2005	(4.7)	—	(0.8)	(5.5)
Reversals during the first six-months of 2005	(0.5)	—	—	(0.5)
Non-cash write-offs during the first six-months of 2005	—	(11.7)	—	(11.7)

Balance as of June 30, 2005	$18.6	$—	$0.1	$18.7

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2004 Operational Consolidation Programs
Balance as of December 31, 2004	$13.0	$—	$2.8	$15.8
Charges during the first six-months of 2005	6.1	2.2	0.3	8.6
Payments during the first six-months of 2005	(15.5)	—	(1.4)	(16.9)
Non-cash write-offs during the first six-months of 2005	—	(2.2)	—	(2.2)
Reversals during the first six-months of 2005	—	—	—	—

Balance as of June 30, 2005	$3.6	$—	$1.7	$5.3

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2003 Operational Consolidation Programs
Balance as of December 31, 2004	$4.3	$—	$—	$4.3
Charges during the six-months ended June 30, 2005	—	—	—	—
Payments during the six-months ended June 30, 2005	(1.6)	—	—	(1.6)
Reversals during the six-months ended June 30, 2005	(0.2)	—	—	(0.2)

Balance as of June 30, 2005	$2.5	$—	$—	$2.5

Total Balance as of June 30, 2005	$24.7	$—	$1.8	$26.5

Air Conditioning incurred $8.8 million of operational consolidation expenses during the second quarter of 2005 all of which related to 2005 plans. The majority of the charge recorded in the second quarter of 2005 related to severance and job eliminations associated with a plan designed to improve the effectiveness and efficiency of the business on a global basis and included the elimination of 272 jobs. Air Conditioning incurred $21.6 million of operational consolidation expenses during the six-months ended June 30, 2005. In addition to the amounts recorded in the second quarter of 2005, $10.8 million for the impairment of goodwill and other long-lived assets and $0.7 million for severance associated with the decision in the first quarter to seek a buyer for its Rockingham, NC manufacturing facility and to close the facility by the end of the third quarter of 2005 if no buyer is found as well as $1.3 million in charges associated with a plan to transfer production to a lower cost production facility in North America and salaried severance were recorded in the first quarter of 2005. Air Conditioning did not incur any operational consolidation expenses during the second quarter of 2004 or the six-months ended June 30, 2004. Air Conditioning expects to incur an additional $1.2 million during 2005 to complete the 2005 and 2004 plans outstanding as of June 30, 2005. Air Conditioning expended $0.9 million of cash on operational consolidation activities in the second quarter of 2005 and $3.3 million of cash on operational consolidation activities during the six-months ended June 30, 2005.

Bath and Kitchen incurred $12.0 million of operational consolidation expenses during the second quarter of 2005 of which $11.6 million related to 2005 plans and $0.4 million related to 2004 plans. In the second quarter of 2005 as part of an effort to remain cost competitive and optimize its manufacturing capabilities, Bath and Kitchen decided to reorganize its fittings manufacturing operations in Europe by discontinuing manufacturing processes in certain locations and strategically relocating manufacturing to more cost-effective locations. The fittings plans represented $8.8 million of the second quarter charge, all of which related to severance and employee costs. In addition, during the second quarter of 2005, Bath and Kitchen launched plans in Asia and Europe designed to streamline manufacturing operations and administrative processes, resulting in $1.9 million of severance charges and $0.9 million of asset impairment charges. Bath and Kitchen incurred $15.9 million of operational consolidation expenses during the six-months ended June 30, 2005. The charges incurred during the six-months ended 2005 included the initiatives described above as well as $1.9 million of costs associated with job eliminations from plans initiated in the first quarter of 2005, $2.2 million of charges related to the reorganization of an administrative process related to a 2004 program and a $0.2 million reversal associated with a prior period plan. Bath and Kitchen incurred $12.9 million of operational consolidation expenses during the six-months ended June 30, 2004. Bath and Kitchen expects to incur an additional $10.0 to 11.0 million during 2005 and the first half of 2006 to complete the outstanding programs as of June 30, 2005. Bath and Kitchen expended $6.6 million of cash on operational consolidation activities in the second quarter on 2005 and 2004 programs. Bath and Kitchen expended $11.8 million of cash on operational consolidation activities during the six-months ended June 30, 2005.

The Vehicle Controls business incurred $3.3 million of operational consolidation expenses during the second quarter of 2005 associated with the continued relocation of manufacturing activities to a lower cost location and other job elimination programs. $2.5 million related to 2004 programs. Vehicle Controls incurred $7.0 million of operational consolidation expenses during the six-months ended June 30, 2005 of which $6.0 million related to 2004 programs. The charges incurred during the six-months ended June 30, 2005 all relate to the plans described above. Vehicle Controls incurred $0.2 million of operational consolidation expenses during the six-months ended June 30, 2004. Vehicle Controls expects to incur $6.2 million during the remainder of 2005 to complete the plans outstanding as of June 30, 2005. Vehicle Controls expended $3.6 million of cash on operational consolidation activities in the second quarter of 2005, the majority of which related to plans initiated in 2004. Vehicle Controls expended $8.9 million of cash on operational consolidation activities during the six-months ended June 30, 2005.

The Company expects that essentially all of the $26.5 million balance as of June 30, 2005 will be utilized by mid 2006.

During 2004 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2004. The total cost of the 2004 actions was $46.4 million and included the elimination of 1,695 jobs.

Note 9. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three-months and six-months ended June 30, 2005 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2005	2004	2004	2005	2005	2004	2004
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$16.4	$2.2	$14.1	$1.6	$30.2	$4.4	$26.6	$4.0
Interest cost on the projected benefit obligation	20.1	4.4	19.4	3.8	40.5	8.8	40.6	8.7
Less assumed return on plan assets	(17.9)	—	(17.4)	—	(36.4)	—	(32.8)	—
Amortization of prior service cost	1.5	(1.1)	1.3	(1.1)	3.1	(2.2)	2.9	(2.2)
Amortization of net (gain) loss	3.1	1.7	1.4	1.2	6.4	3.4	4.7	3.2

Defined benefit plan cost	23.2	7.2	18.8	5.5	43.8	14.4	42.0	13.7
Curtailment gain	—	—	—	—	—	(0.1)	—	—

Net defined benefit cost after curtailment gain	$23.2	$7.2	$18.8	$5.5	$43.8	$14.3	$42.0	$13.7

Accretion expense reflected in “Other expense (income)”	$2.1	$4.4	$2.0	$3.8	$4.1	$8.8	$7.8	$8.7

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $53.0 million to the domestic pension plans and $24.0 million to non-U.S. plans in 2005. In the second quarter of 2005, $5.8 million was contributed to foreign plans and $0.6 million was contributed to domestic plans. For the six-months ended June 30, 2005, $12.0 million was contributed to foreign plans and $0.9 million was contributed to domestic plans.

Note 10. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three-months and six-months ended June 30, 2005 and 2004, unaudited statements of cash flows for the six-months ended June 30, 2005 and 2004, and unaudited balance sheets as of June 30, 2005 and December 31, 2004 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,434.0	$1,433.1	$3.2	$(115.2)	$2,755.1

Costs and expenses and other expense:
Cost of sales	—	1,014.4	1,089.3	3.9	(114.9)	1,992.7
Selling and administrative expenses	—	260.2	221.8	1.1	(1.8)	481.3
Other expense	—	24.8	(24.4)	(2.4)	1.5	(0.5)
Interest expense	—	28.5	2.1	—	—	30.6
Intercompany interest expense (income)	—	4.1	(4.1)	—	—	—

Total expenses	—	1,332.0	1,284.7	2.6	(115.2)	2,504.1

Income before income taxes and equity in net income of consolidated subsidiaries	—	102.0	148.4	0.6	—	251.0
Income taxes	—	36.3	6.1	0.7	—	43.1

Income before equity in net income of consolidated subsidiaries	—	65.7	142.3	(0.1)	—	207.9
Equity in net income of consolidated subsidiaries	207.9	—	—	—	(207.9)	—

Net income	$207.9	$65.7	$142.3	$(0.1)	$(207.9)	$207.9

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,572.6	$2,748.8	$6.4	$(232.5)	$5,095.3

Costs and expenses and other expense:
Cost of sales	—	1,849.7	2,094.5	7.0	(232.1)	3,719.1
Selling and administrative expenses	—	503.5	429.6	0.3	(2.0)	931.4
Other expense	—	53.0	(45.2)	(2.9)	1.6	6.5
Interest expense	—	55.9	4.3	—	—	60.2
Intercompany interest expense (income)	—	6.6	(6.6)	—	—	—

Total expenses	—	2,468.7	2,476.6	4.4	(232.5)	4,717.2

Income before income taxes and equity in net income of consolidated subsidiaries	—	103.9	272.2	2.0	—	378.1
Income taxes	—	24.9	19.7	0.7	—	45.3

Income before equity in net income of consolidated subsidiaries	—	79.0	252.5	1.3	—	332.8
Equity in net income of consolidated subsidiaries	332.8	—	—	—	(332.8)	—

Net income	$332.8	$79.0	$252.5	$1.3	$(332.8)	$332.8

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.3	$28.4	$245.5	$3.0	$—	$277.2
Accounts receivable, net	—	564.4	734.0	27.0	—	1,325.4
Inventories	—	560.6	589.1	—	—	1,149.7
Other current assets	—	185.9	285.4	10.4	—	481.7

Total current assets	0.3	1,339.3	1,854.0	40.4	—	3,234.0
Facilities, net	—	577.9	984.1	—	—	1,562.0
Goodwill, net	—	178.2	994.6	—	—	1,172.8
Investment in subsidiaries	2,161.2	—	—	—	(2,161.2)	—
Long-term asbestos indemnity receivable	—	358.6	—	—	—	358.6
Other assets	—	457.2	174.7	19.9	—	651.8

Total assets	$2,161.5	$2,911.2	$4,007.4	$60.3	$(2,161.2)	$6,979.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$51.5	$18.9	$—	$—	$70.4
Current maturities of long-term debt	—	2.8	0.8	—	—	3.6
Obligation to fund debt commitment	—		—	—	—	—
Other current liabilities	—	972.7	1,369.9	17.5	—	2,360.1

Total current liabilities	—	1,027.0	1,389.6	17.5	—	2,434.1
Long-term debt	—	1,539.5	50.5	—	—	1,590.0
Reserve for post-retirement benefits	—	288.7	426.1	—	—	714.8
Intercompany accounts, net	1,251.8	62.8	(1,198.1)	(116.5)	—	—
Long-term portion of asbestos indemnity liability	—	673.3	—	—	—	673.3
Other long-term liabilities	—	350.0	169.3	138.0	—	657.3

Total liabilities	1,251.8	3,941.3	837.4	39.0	—	6,069.5

Total shareholders’ equity (deficit)	909.7	(1,030.1)	3,170.0	21.3	(2,161.2)	909.7

Total liabilities and shareholders’ equity (deficit)	$2,161.5	$2,911.2	$4,007.4	$60.3	$(2,161.2)	$6,979.2

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$332.8	$79.0	$252.5	$1.3	$(332.8)	$332.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	50.3	83.1	—	—	133.4
Equity in earnings of affiliates, net of dividends received	—	(7.9)	(5.8)	—	—	(13.7)
Non-cash stock compensation	—	32.1	—	—	—	32.1
Other	—	(4.0)	(1.7)	—	—	(5.7)
Equity in net income of subsidiary	(332.8)	—	—	—	332.8	—
Changes in assets and liabilities:
Accounts receivable	—	(91.1)	(118.7)	0.1	—	(209.7)
Inventories	—	(67.0)	(32.3)	—	—	(99.3)
Accounts payable	—	72.2	36.0	0.8	—	109.0
Other accrued liabilities	—	(50.3)	133.8	(6.3)	—	77.2
Post-retirement benefits	—	13.2	7.6	—	—	20.8
Net asbestos indemnity liability	—	(3.6)	—	—	—	(3.6)
Other long-term liabilities	—	35.4	(63.2)	6.6	—	(21.2)
Other assets	—	—	(82.1)	7.8	—	(74.3)

Net cash provided by operating activities	—	58.3	209.2	10.3	—	277.8

Investing activities:
Purchase of property, plant and equipment	—	(52.3)	(66.6)	—	—	(118.9)
Investments in affiliated companies	—	(0.4)	(12.5)	—	—	(12.9)
Investments in computer software	—	(13.1)	(10.2)	—	—	(23.3)
Loan to unconsolidated joint venture, net	—	4.0	—	—	—	4.0
Proceeds from the disposal of property/equipment	—	19.4	2.9	—	—	22.3

Net cash used by investing activities	—	(42.4)	(86.4)	—	—	(128.8)

Financing activities:
Proceeds from issuance of long-term debt	—	199.6	1.0	—	—	200.6
Repayments of long-term debt	—	(208.1)	(0.7)	—	—	(208.8)
Net change in revolving credit facility	—	210.0	10.6	—	—	220.6
Net change in other short-term debt	—	0.4	(6.0)	—	—	(5.6)
Purchases of treasury stock	(264.2)	—	—	—	—	(264.2)
Dividend payments	(63.8)	—	—	—	—	(63.8)
Net change in intercompany accounts	301.9	(179.3)	(112.5)	(10.1)	—	—
Proceeds from exercise of stock options	21.8	—	—	—	—	21.8
Proceeds from foreign exchange forward contracts	—	(1.5)	—	—	—	(1.5)
Other common stock issued or reacquired, net	4.5	—	—	—	—	4.5

Net cash used by financing activities	0.2	21.1	(107.6)	(10.1)	—	(96.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.8)	—	—	(4.8)

Net increase (decrease) in cash and cash equivalents	0.2	37.0	10.4	0.2	—	47.8
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of year	$0.3	$28.4	$245.5	$3.0	$—	$277.2

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,369.5	$1,315.1	$2.7	$(112.0)	$2,575.3

Costs and expenses and other expense:
Cost of sales	—	994.4	988.7	3.1	(112.0)	1,874.2
Selling and administrative expenses	—	246.0	187.4	—	—	433.4
Other expense	—	4.1	7.9	(0.6)	—	11.4
Interest expense	—	25.6	2.9	—	—	28.5
Intercompany interest expense (income)	—	(0.2)	—	0.2	—	—

Total expenses	—	1,269.9	1,186.9	2.7	(112.0)	2,347.5

Income before income taxes and equity in net income of consolidated subsidiaries	—	99.6	128.2	—	—	227.8
Income taxes	—	36.6	31.5	—	—	68.1

Income before equity in net income of consolidated subsidiaries	—	63.0	96.7	—	—	159.7
Equity in net income of consolidated subsidiaries	159.7	—	—	—	(159.7)	—

Net income	$159.7	$63.0	$96.7	$—	$(159.7)	$159.7

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,464.0	$2,515.5	$5.1	$(224.3)	$4,760.3

Costs and expenses and other expense:
Cost of sales	—	1,802.3	1,886.1	5.5	(224.3)	3,469.6
Selling and administrative expenses	—	467.6	386.7	—	—	854.3
Other expense	—	20.0	9.5	(1.3)	—	28.2
Interest expense	—	51.4	6.4	—	—	57.8
Intercompany interest expense (income)	—	1.4	(1.4)	—	—	—

Total expenses	—	2,342.7	2,287.3	4.2	(224.3)	4,409.9

Income before income taxes and equity in net income of consolidated subsidiaries	—	121.3	228.2	0.9	—	350.4
Income taxes	—	45.2	59.9	1.0	—	106.1

Income before equity in net income of consolidated subsidiaries	—	76.1	168.3	(0.1)	—	244.3
Equity in net income of consolidated subsidiaries	244.3	—	—	—	(244.3)	—

Net income	$244.3	$76.1	$168.3	$(0.1)	$(244.3)	$244.3

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$244.3	$76.1	$168.3	$(0.1)	$(244.3)	$244.3
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	—	47.8	79.3	—	—	127.1
Equity in earnings of affiliates, net of dividends received	—	(6.2)	(4.3)	—	—	(10.5)
Non-cash stock compensation	—	30.0	—	—	—	30.0
Equity in net income of subsidiaries	(244.3)	—	—	—	244.3	—
Other	—	(0.7)	—	—	—	(0.7)
Changes in assets and liabilities:
Accounts receivable	—	(74.8)	(227.3)	1.1	—	(301.0)
Inventories	—	(19.8)	(51.8)	—	—	(71.6)
Accounts payable	—	104.8	87.6	0.6	—	193.0
Other accrued liabilities and taxes	—	43.4	65.0	(4.3)	—	104.1
Post-retirement benefits	—	12.3	7.2	—	—	19.5
Net asbestos indemnity liability	—	1.3	—	—	—	1.3
Other current and long-term assets	—	(46.0)	(26.6)	(19.8)	—	(92.4)
Other long-term liabilities	—	3.7	5.3	4.7	—	13.7

Net cash provided (used) by operating activities	—	171.9	102.7	(17.8)	—	256.8

Investing activities:
Purchase of property, plant and equipment	—	(24.0)	(43.2)	—	—	(67.2)
Investments in computer software	—	(9.9)	(8.6)	—	—	(18.5)
Loan to unconsolidated joint venture, net	—	(19.2)	—	—	—	(19.2)
Proceeds from the disposal of property/equipment	—	9.8	0.1	—	—	9.9

Net cash used by investing activities	—	(43.3)	(51.7)	—	—	(95.0)

Financing activities:
Proceeds from issuance of long-term debt	—	—	0.2	—	—	0.2
Repayments of long-term debt	—	0.4	(1.0)	—	—	(0.6)
Net change in revolving credit facility	—	138.0	(1.1)	—	—	136.9
Net change in other short-term debt	—	36.5	(14.8)	—	—	21.7
Purchases of treasury stock	(222.6)	—	—	—	—	(222.6)
Net change in intercompany accounts	201.0	(213.8)	(5.5)	18.3	—	—
Proceeds from exercise of stock options	19.0	—	—	—	—	19.0
Proceeds from settlement of foreign exchange forward contracts	—	5.7	—	—	—	5.7
Other	3.9	(0.2)	—	—	—	3.7

Net cash used by financing activities	1.3	(33.4)	(22.2)	18.3	—	(36.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	—	0.1

Net increase (decrease) in cash and cash equivalents	1.3	95.2	28.9	0.5	—	125.9
Cash and cash equivalents at beginning of year	0.1	(70.4)	179.5	2.5	—	111.7

Cash and cash equivalents at end of year	$1.4	$24.8	$208.4	$3.0	$—	$237.6

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$(8.6)	$235.1	$2.8	$—	$229.4
Accounts receivable, net	—	473.2	654.2	27.1	—	1,154.5
Inventories	—	493.6	593.6	—	—	1,087.2
Other current assets	—	236.8	167.7	14.2	—	418.7

Total current assets	0.1	1,195.0	1,650.6	44.1	—	2,889.8
Facilities, net	—	570.6	1,046.0	—	—	1,616.6
Goodwill, net	—	183.4	1,084.3	—	—	1,267.7
Investment in subsidiaries	1,871.3	—	—	—	(1,871.3)	—
Long-term asbestos indemnity receivable	—	365.1	—	—	—	365.1
Other assets	—	442.8	235.9	23.9	—	702.6

Total assets	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$51.0	$25.6	$—	$—	$76.6
Current maturities of long-term debt	—	1.6	0.6	—	—	2.2
Other current liabilities	—	963.1	1,281.7	23.1	—	2,267.9

Total current liabilities	—	1,015.7	1,307.9	23.1	—	2,346.7
Long-term debt	—	1,379.5	49.6	—	—	1,429.1
Reserve for post-retirement benefits	—	275.5	468.6	—	—	744.1
Intercompany accounts, net	941.1	235.4	(1,082.8)	(93.7)	—	—
Long-term portion of asbestos indemnity liability	—	683.4	—	—	—	683.4
Other long-term liabilities	—	323.5	253.4	131.3	—	708.2

Total liabilities	941.1	3,913.0	996.7	60.7	—	5,911.5

Total shareholders’ equity (deficit)	930.3	(1,156.1)	3,020.1	7.3	(1,871.3)	930.3

Total liabilities and shareholders’ equity (deficit)	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

Note 11. Debt

On March 29, 2005 the Company executed an agreement with several purchasers to sell senior notes with a principal amount of $200 million with a maturity date of April 1, 2015. The senior notes associated were issued on April 1, 2005 and resulted in proceeds to the Company of $198.2 million. The senior notes bear an interest rate of 5 1/2% and interest is payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The proceeds from the issuance of the notes were used to repay the majority of the $208 million of 7 3/8% senior notes that matured on April 15, 2005.

On July 7, 2005, the Company refinanced its existing primary credit agreement with a new senior, unsecured, five-year, $1 billion multi-currency revolving credit facility available to the Company and certain subsidiaries. The new facility reflects improved pricing and other modifications reflecting the Company’s investment grade rating and expires on July 7, 2010.

Note 12. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the six-months ended June 30, 2005 (dollars in millions):

Segment	January 1, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	Other	June 30, 2005
Air Conditioning	$307.6	$—	$(4.2)	$(1.3)	$—	$302.1
Bath and Kitchen	604.6	1.7	—	(53.2)	—	553.1
Vehicle Controls	355.5	—	—	(37.7)	(0.2)	317.6

Total	$1,267.7	$1.7	$(4.2)	$(92.2)	$(0.2)	$1,172.8

The following table summarizes the Company’s intangible assets by asset classification as of June 30, 2005 and December 31, 2004:

Description	June 30, 2005 Gross Amount	June 30, 2005 Accumulated Amortization	June 30, 2005 Net	Expected Amortization for the Next 5 Years
Patents	$13.2	$(6.7)	$6.5	$2.6
Trademarks	1.9	(1.3)	0.6	0.6
Customer lists	1.3	(0.1)	1.2	0.5
Covenant not to compete	1.3	(0.8)	0.5	0.5
Other	1.9	(1.6)	0.3	0.2

Total	$19.6	$(10.5)	$9.1	$4.4

Description	December 31, 2004 Gross Amount	December 31, 2004 Accumulated Amortization	December 31,2004 Net
Patents	$10.7	$(6.5)	$4.2
Trademarks	2.1	(1.2)	0.9
Customer lists	1.3	—	1.3
Covenant not to compete	1.0	(0.6)	0.4
Other	2.3	(1.6)	0.7

Total	$17.4	$(9.9)	$7.5

Note 13. Segment Data

Summary Segment and Income Statement Data

Dollars in millions

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales:
Air Conditioning Systems and Services	$1,627.9	$1,515.6	$2,884.9	$2,678.9
Bath and Kitchen	648.9	634.2	1,253.0	1,235.6
Vehicle Control Systems	478.3	425.5	957.4	845.8

Total Sales	$2,755.1	$2,575.3	$5,095.3	$4,760.3

Segment Income:
Air Conditioning Systems and Services	$218.9	$205.7	$306.5	$298.8
Bath and Kitchen	35.6	51.0	80.4	101.3
Vehicle Control Systems	66.1	53.4	135.8	112.3

Total Segment Income	320.6	310.1	522.7	512.4
Equity in net income of unconsolidated joint ventures	10.9	8.4	18.7	15.0

	331.5	318.5	541.4	527.4
Interest expense	30.6	28.5	60.2	57.8
Corporate and other expenses	49.9	62.2	103.1	119.2

Income before income taxes	251.0	227.8	378.1	350.4
Income Taxes	43.1	68.1	45.3	$106.1

Net income applicable to common shares	$207.9	$159.7	$332.8	$244.3

Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with our receivable securitization programs (See Note 8 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2004), pension and post-retirement benefit costs related to the corporate functions listed above and related accretion expense (See Note 6 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2004), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses.

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Results Overview

Sales, net income and earnings per diluted share in the second quarter of 2005 all increased when compared to the second quarter of 2004. Sales were $2,755.1 million, up 7.0% from $2,575.3 million a year ago. Net income rose to $207.9 million from $159.7 million, up 30%. Earnings were $.95 per diluted share, up 30% from $.73 per diluted share a year ago. The Company benefited from improved pricing, volume increases, productivity improvements and the benefits from prior operational consolidations which were partially offset by continued commodity cost escalations and investments primarily in new product development and marketing. Net income in the second quarter of 2005 included tax benefits of $36.4 million primarily related to the resolution of tax audits. Net income in the quarter also included $24.1 million of operational consolidation expenses ($16.2 million net of $7.9 million of tax benefits) as compared to $13.1 million ($9.2 million net of $3.9 million of tax benefits) in 2004 (see Note 8 of Notes to Financial Statements).

Sales, net income and earnings per diluted share for the six-months ended June 30, 2005 all increased when compared to the first six-months of 2004. Sales were $5,095.3 million, up 7.0% from $4,760.3 million a year ago. Net income rose to $332.8 million from $244.3 million, up 36.2%. Earnings were $1.52 per diluted share, up 38.2% from $1.10 per diluted share a year ago. Net income for the first six-months of 2005 included tax benefits of $75.3 million resulting primarily from the resolution of tax audits and the impact of other non-U.S. tax planning initiatives on prior tax years. Net income for the six-month period ended June 30, 2005 also included $44.5 million of operational consolidation expenses ($31.0 million net of $13.5 million of tax benefits) as compared to $13.1 million ($9.2 million net of $3.9 million of tax benefits) in the first six-months of 2004 (see Note 8 of Notes to Financial Statements).

The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 12 of Notes to Financial Statements. Segment income and total segment income used outside the context of FAS 131 (See Note 13 of Notes to Financial Statements) are not in conformity with generally accepted accounting principles (GAAP). Management believes that presenting segment income and total segment income is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. Management uses these measures to make strategic decisions, allocate resources, and make capital investment decisions. Additionally, it utilizes these measures when reporting the Company’s business performance to its Board of Directors. These measures may not be comparable to similar measures of other companies as not all companies calculate these measures in the same manner. See Note 12 of Notes to Financial Statements for a reconciliation of total segment income to income before income taxes. Segment income for Air Conditioning, Bath and Kitchen and Vehicle Control Systems are not individually reconciled to income before income taxes as a significant portion of the items excluded from segment income are not directly related to the individual segments. These items include, but are not limited to, interest expense, corporate and other expenses (See Note 12 of Notes to Financial Statements) and income taxes. Since these items are not directly controlled by the individual segment managers, and any allocation would be arbitrary, management does not believe reconciliations on an individual segment basis would be meaningful to understanding the Company’s financial condition or results of operations. By excluding the items identified above, segment income and total segment income as presented, more accurately reflect the business performance over which individual segment manager’s have control. Approximately half of the Company’s business is outside the U.S. and therefore, changes in exchange rates can have a significant effect on results of operations when presented in U.S. dollars. Year-over-year changes in sales and segment income and, in certain cases, operating margins, for 2005 compared with 2004 are presented both with and without the effects of foreign exchange translation. Presenting results of operations excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and operating margin with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Costs associated with shipping, handling, purchasing, receiving, inspecting, warehousing, internal transfer costs and other costs of distribution incurred on sales of products are included in the determination of segment income and total segment income and in the determination of cost of sales in the Consolidated Statement of Income. The Company’s measure of cost of sales may not be comparable to those of other companies as some companies exclude a portion of these costs from cost of sales and include them in another caption within their income statement.

Following is an analysis of changes in sales, segment income and operating margin for the Company for the second quarter of 2005 compared with the second quarter of 2004, with and without the effects of foreign exchange translation.

	Three Months Ended June 30, 2004 Reported	Three Months Ended June 30, 2005
		2005 Reported	Percentage Change Reported		Excluding foreign exchange translation
(Dollars in millions)					2005 Adjusted Amount	Percentage Change Adjusted
Sales	$2,575.3	$2,755.1	7.0%		$2,698.7	4.8%
Total Segment income	$310.0	$320.6	3.4%		$313.9	1.3%
Operating margin	12.0%	11.6%	(0.4	) pts.	11.6%	(0.4	) pts.

Sales in the second quarter of 2005 were $2,755.1 million, an increase of 7.0% (4.8% excluding favorable foreign exchange translation effects) from $2,575.3 million in the second quarter of 2004. Sales increased 7.4% for Air Conditioning Systems and Services, 2.3% for Bath and Kitchen and 12.4% for Vehicle Control Systems. Sales for the first six-months of 2005 were $5,095.3 million, an increase of 7.0% (4.8% excluding favorable foreign exchange translation effects) from $4,760.3 million in the second half of 2004. Sales increased 7.7% for Air Conditioning Systems and Services, 1.4% for Bath and Kitchen and 13.2% for Vehicle Control Systems.

Segment income was $320.6 million for the second quarter of 2005, an increase of 3.4% (1.3% excluding favorable foreign exchange translation effects) from $310.0 million in the second quarter of 2004. Segment income increased 6.4% for Air Conditioning Systems and Services, decreased 30.2% for Bath and Kitchen and increased 23.8% for Vehicle Control Systems. Segment income for the second quarter of 2005 benefited $55 million from price and volume increases, as well as productivity improvements of $25 million, lower warranty costs of $19 million and benefits from previously announced operational consolidations of $12 million as compared to the second quarter of 2004. These improvements were partially offset by commodity cost increases of $47 million, cost escalations of $15 million, incremental investments of $20 million primarily in new product development and marketing and second quarter 2005 operational consolidation expenses of $24.1 million (as compared to $13.1 million of operational consolidation expenses in 2004). Segment income for the first six-months of 2005 was $522.7 million, an increase of 2.0% (down 0.4% excluding favorable foreign exchange translation effects) from $512.4 million in the first half of 2004. The increase in segment income for the six-month period was attributable to the same items as mentioned above. Operational consolidation expenses for the first six-months of 2005 were $44.5 million as compared to $13.1 million in the first six-months of 2004.

Following is an analysis of changes in sales, segment income and operating margin for Air Conditioning Systems and Services for the second quarter of 2005 compared with the second quarter of 2004, showing the effect of foreign exchange translation.

	Three Months Ended June 30, 2004 Reported	Three Months Ended June 30, 2005
		2005 Reported	Percentage Change Reported		Excluding foreign exchange translation
(Dollars in millions)					2005 Adjusted Amount	Percentage Change Adjusted
Sales	$1,515.6	$1,627.9	7.4%		$1,612.4	6.4%
Segment income	$205.7	$218.9	6.4%		$218.0	6.0%
Operating margin	13.6%	13.4%	(0.2	) pts.	13.5%	(0.1	) pts.

Sales of Air Conditioning Systems and Services increased 7.4% (6.4% excluding favorable foreign exchange translation effects) to $1,627.9 million for the second quarter of 2005 from $1,516.5 million for the second quarter of 2004. Commercial equipment sales, which represent about 25% of total Company sales, increased 6.4% on a global basis. This was the fifth consecutive quarter of growing commercial equipment sales at an accelerated rate. Sales benefited substantially during the second quarter of 2005 from price increases of approximately $30 million. In the first quarter of 2005, the Company announced price increases in each region in the range of 3-5%. Within the commercial equipment segment, global unitary sales were up 10.5%, and applied sales were up 2.5%. Sales increased 11.4% in the parts, services and solutions business. Sales in the parts, services and solutions business rebounded in the second quarter of 2005 as compared to the first quarter of 2005 where there was unusually cold weather in key parts of the U.S. and Europe.

The commercial equipment market in the U.S. was up an estimated 4% year-over-year, consisting of 1-2% growth in price and 2-3% growth in volume. This follows a full year 2004 increase of 4% and a 5%-6% increase in the first quarter of 2005. In the second quarter of 2005, there were some pockets of strength in markets that are important to the Company such as education, which increased 4%; industrial manufacturing, which increased 8%; and lodging, which increased 12%. Internationally, markets in Europe were down 4-5%, reversing the modest market gains realized in the first quarter. The Middle East region continued its strong performance from the first quarter. In Asia, demand remains in the mid-single digit range, with the Chinese market continuing to grow. Globally, orders were up 7% versus the prior year in the second quarter of 2005 as compared to 2004. In the Americas, total orders were up 6% following a first quarter year-over-year increase of 6%. Internationally, orders were up 10% in the second quarter, on top of 5% growth in the first quarter of 2005. Backlog at the end of the quarter was $683 million, up 14% from the second quarter of last year. This marks the sixth consecutive quarter of year-over-year backlog growth.

Sales of the Company’s residential products continued to grow, up 5.0% year-over-year. This increase was primarily driven by a 4% price increase and continued favorable mix driven by an increase in sales of higher efficiency models. The residential market was down approximately 9% in units, resulting in lower volumes as compared to the second quarter of 2004, when the residential industry achieved record growth of approximately 17%. Our distributor inventory levels were down 10% from the second quarter of 2004, while the industry inventory levels were up about 10% from the same period. Sales for the six-months ended June 30, 2005 were $874.1 million up 7.4% when compared to sales for the six-months ended June 30, 2004 due to the same factors as mentioned above.

Segment income of Air Conditioning Systems and Services increased 6.4% (6.0% excluding foreign exchange translation effects) to $218.9 million in the second quarter of 2005 from $205.7 million in the second quarter of 2004. Segment income benefited from price increases of $50 million, productivity improvements of $15 million and lower warranty costs of $9 million. These improvements were partially offset by commodity cost increases associated with copper, aluminum and steel of $39 million, cost escalations of $11 million, incremental investments primarily in new product development and marketing of $10 million and second quarter 2005 operational consolidation expenses of $8.8 million. These operational consolidation expenses primarily related to the elimination of 272 jobs. There were no operational consolidation actions in the comparable prior period. Segment income increased 2.6% (2.2% excluding foreign exchange translation effects) to $306.5 million in the first six-months of 2005 from $298.8 million in the comparable prior period of 2004. The improvement in segment income during the first six-months of 2005 were due to the same items as mentioned above. Operational consolidation expenses for the first six-months of 2005 were $21.6 million. In addition to the job eliminations taken in the second quarter of 2005, the Company made a decision in the first quarter of 2005 to seek a buyer for its Rockingham, NC manufacturing facility and to close the facility by the end of the third quarter of 2005 if no buyer is found.

Following is an analysis of changes in sales, segment income and operating margin for Bath and Kitchen for the second quarter of 2005 compared with the second quarter of 2004, showing the effect of foreign exchange translation.

	Three Months Ended June 30, 2004 Reported	Three Months Ended June 30, 2005
		2005 Reported	Percentage Change Reported		Excluding foreign exchange translation
(Dollars in millions)					2005 Adjusted Amount	Percentage Change Adjusted
Sales	$634.2	$648.9	2.3%		$631.4	(0.4)%
Segment income	$51.0	$35.6	(30.2)%		$34.0	(33.3)%
Operating margin	8.0%	5.5%	(2.5	) pts.	5.4%	(2.6	) pts.

Sales for Bath and Kitchen increased 2.3% (down 0.4% excluding favorable foreign exchange translation effects) to $648.9 million in the second quarter of 2005 from $634.2 million in the second quarter of 2004. Sales were down 1.2% in Europe which is the Company’s largest region, essentially flat in the Americas and up 9.2% in Asia (excluding favorable foreign exchange translation effects). Sales in Europe and the Americas were impacted by unfavorable mix, as sales of lower margin economy products were greater than higher margin luxury products. Sales in the Americas were favorably impacted by price increases but these gains were offset by reduced sales in the wholesale channel. Sales for the six-months ended June 30, 2005 were $1,253.0 million up 1.4% when compared to sales for the six-months ended June 30, 2004. Sales for the six-months ended June 30, 2005 were impacted by the second quarter 2005 factors described above as well as product availability issues in Europe.

Segment income for Bath and Kitchen decreased 30.2% (down 33.3% excluding favorable foreign exchange translation effects) to $35.6 million in the second quarter of 2005 from $51.0 million in the second quarter of 2004. Segment income was negatively impacted by approximately $5 million of commodity cost increases, including energy, steel, copper, and other metals, transactional foreign exchange effects of approximately $6 million, incremental investments in new product development and marketing of approximately $4 million and ongoing production issues of approximately $4 million. The production issues had less of an impact in the second quarter of 2005 than in the first quarter of 2005. The Company expects all of these factors to have a negative impact for the remainder of 2005. These were partially offset by the benefits of previously announced operational consolidation expenses of $8 million. In the second quarter of 2005, Bath and Kitchen recorded $8.8 million of operational consolidation expenses associated with a decision to reorganize its fittings manufacturing operations in Europe by discontinuing manufacturing processes in certain locations and strategically relocating manufacturing to more cost-effective locations. In addition, plans in Asia and Europe were launched to streamline manufacturing operations and administrative processes. Operational consolidation expenses were $12.0 million in the second quarter of 2005 and $12.9 million in the second quarter of 2004. Segment income decreased 20.6% (23.6% excluding favorable foreign exchange translation effects) to $80.4 million in the first six-months of 2005 from $101.3 million in the comparable period of 2004. The decrease in segment income in the first half of 2005 was largely the result of the same items as mentioned above. Operational consolidation expenses for the first six-months of 2005 were $15.9 million as compared to $12.9 million in the first six-months of 2004. The charge for the first six-months of 2005 included the second quarter actions described above as well as job eliminations and costs associated with the reorganization of administrative processes during the first quarter of 2005.

Following is an analysis of changes in sales, segment income and operating margin for Vehicle Control Systems for the second quarter of 2005 compared with the second quarter of 2004, showing the effect of foreign exchange translation.

	Three Months Ended June 30, 2004 Reported	Three Months Ended June 30, 2005
		2005 Reported	Percentage Change Reported		Excluding foreign exchange translation
(Dollars in millions)					2005 Adjusted Amount	Percentage Change Adjusted
Sales	$425.5	$478.3	12.4%		$455.0	6.9%
Segment income	$53.4	$66.1	23.8%		$61.9	15.9%
Operating margin	12.5%	13.8%	1.3	pts.	13.6%	1.1	pts.

Sales of Vehicle Control Systems for the second quarter of 2005 were $478.3 million, an increase of 12.4% (6.9% excluding the favorable effects of foreign exchange) from $425.5 million in the second quarter of 2004, as strong momentum in this business continued. Consistent with the first quarter of 2005, the improvement was primarily driven by global increases in truck and bus production, increased content per vehicle, including new applications, and strong aftermarket growth. Sales in Europe, the Company’s largest market, increased 8.4% (3.4% excluding the favorable effects of foreign exchange). This increase was driven by a 9.3% increase (excluding the favorable effects of foreign exchange) in sales to our truck and bus original equipment manufacturing customers, outperforming the Western European truck and bus market, which the Company believes grew an estimated 7% in the quarter. Total European sales also benefited from improved aftermarket sales, which increased 13.5% (excluding the favorable effects of foreign exchange) in the second quarter. Sales increased 15.4% in North America. In Asia and Latin America, our sales increased 25.9% and 24.0%, respectively (excluding the favorable effects of foreign exchange), outperforming the growth of the truck and bus markets in those regions. Sales for the six-months ended June 30, 2005 were $957.4 million up 13.2% when compared to sales for the six-months ended June 30, 2004. The sales increases recognized in the first six-months of 2005 were driven by the same factors as discussed above. Backlog at the end of the quarter was $739 million, up 5.7% (6.9% excluding unfavorable foreign exchange translation effects) from the second quarter of last year.

Segment income for Vehicle Control Systems for the second quarter of 2005 increased 23.8% (15.9% excluding favorable foreign exchange translation effects) to $66.1 million from $53.4 million in the second quarter of 2004. Segment income benefited from productivity improvements of $11 million, lower warranty expenses of $4 million and favorable foreign exchange of $4 million. These improvements were partially offset by incremental investments primarily in new product development and marketing of $6 million and cost escalations of $3 million. Vehicle Control Systems incurred $3.3 million of operational consolidation expenses in the second quarter of 2005 associated with the continued relocation of manufacturing activities of a plant to a lower cost location and other job elimination programs, as compared to

$0.2 million of operational consolidation expenses recognized during the second quarter of 2004. Segment income increased 20.9% (14.0% excluding favorable foreign exchange translation effects) to $135.8 million in the first six-months of 2005 from $112.3 million in the comparable prior period of 2004. Segment income for the first six-months of 2005 increased as a result of the same items as described above.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures increased to $10.9 million in the second quarter of 2005 from $8.4 million in the second quarter of 2004 and increased to $18.7 million for the first half of 2005 as compared to $15.0 million in the first half of 2004. These increases primarily resulted from the performances of our air conditioning compressor joint venture in the U.S. and our Meritor WABCO joint venture in the U.S. The improved performance of our Meritor WABCO joint venture was largely due to improved market conditions in North America.

Interest expense increased $2.1 million in the second quarter of 2005 compared with the second quarter of 2004 and increased $2.4 million for the first half of 2005 to $60.2 million from $57.8 million in the comparable prior period as higher interest rates on our debt balances exceeded the benefit of lower average debt balances.

Corporate and other expenses in the second quarter of 2005 decreased $12.3 million to $49.9 million from $62.2 million in the second quarter of 2004 due principally to increased pension expense during 2004 of approximately $7.0 million, realized foreign exchange transaction gains of approximately $3.4 million and lower asbestos indemnity expenses of approximately $3.2 million. Corporate and other expenses for the six-months ended June 30, 2005 amounted to $103.1 million, down $16.1 million from $119.2 million in the six-months ended June 30, 2004. The decrease in corporate and other expenses for this period was driven by the second quarter 2005 factors described above. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 13 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision for the second quarter of 2005 was $43.1 million, or 17.2% of pre-tax income, compared with a provision of $68.1 million, or 29.9% of pre-tax income in the second quarter of 2004. The reduction to the effective income tax rate resulted primarily from the resolution of tax audits. The tax provision for the first six-months of 2005 was $45.3 million, or 12.0% of pre-tax income, compared with a provision of $106.1 million or 30.3% of pre-tax income for the six-months ended June 30, 2004. The effective income tax rate for the first six-months of 2005 was impacted by the items in the second quarter of 2005 discussed above, as well as from the impact of tax contingencies and certain non-U.S. tax planning initiatives on prior tax years recorded in the first quarter of 2005.

We expect the Company’s effective income tax rate to be in the range of 29% to 31%, excluding the impact of the resolution of tax audits, tax contingencies and certain non-U.S. tax planning initiatives discussed above, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings.

Liquidity and Capital Resources

Cash flow provided by operating activities was $277.8 million in the first six-months of 2005 as compared to cash flows provided by operating activities of $256.8 million in the first six-months of 2004, an improvement of $21.0 million. The increase was primarily driven by higher net income of $88.5 million. This was partially offset by higher net working capital of $20 million, including higher inventory levels, higher warranty payments of $17 million and higher cash payments related to previously announced operational consolidation activities of $10 million. The Company reduced inventories by $46.2 million during the second quarter of 2005 as compared to a $25 million decrease for the second quarter of 2004. Inventory reduction will continue to be a focus for the remainder of 2005.

In investing activities, the Company made capital expenditures of $118.9 million in the first half of 2005, as compared to capital expenditures of $67.2 million in the first half of 2004. The increase in capital expenditures primarily resulted from capital outlays associated with the ongoing development of our new 13 SEER air conditioning products, modernizing a product line in the residential Air Conditioning Systems and Services segment and expanding our air conditioning compressor manufacturing operations. The Company spent $12.9 million on investments in affiliated companies primarily related to purchasing additional ownership of an operation in Asia from a minority shareholder. Reductions in loans provided to unconsolidated ventures and proceeds recognized on the buyout of a lease by a customer more than offset the investments described above.

The excess of cash provided by operating and investing activities for the first six-months of 2005 was $149.0 million. Incremental borrowings for the first six-months of 2005 were $206.8 million. The Company used the majority of this excess cash to purchase the Company’s stock and make dividend payments.

On July 11, 2005, the Board of Directors of the Company approved the payment of a dividend of $0.15 per share of common stock to be paid on September 20, 2005, to shareholders of record as of September 1, 2005.

The Company had one primary bank credit agreement at June 30, 2005. That agreement provided the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility expiring in November 2006. On July 7, 2005, the Company replaced that credit agreement with a new senior, unsecured, five-year, $1 billion multi-currency revolving credit facility available to the Company and certain subsidiaries. The new facility reflects improved pricing and other modifications reflecting the Company’s investment grade rating and expires on July 7, 2010.

The new primary bank credit agreement contains various covenants that limit, among other things, liens, subsidiary indebtedness and certain mergers and sales of assets. These covenants are similar to those of the previous credit agreement. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest,

Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in these credit agreements.

The Company also has a Euro-denominated, 364-day bank credit agreement of $48.3 million (at June 30, 2005 exchange rates) that expires on October 31, 2005, that was not utilized as of June 30, 2005. The Company does not anticipate any future need for this facility and plans to cancel it in the third quarter of 2005. In addition, the Company has other lines of credit for $20.9 million.

On March 29, 2005 the Company executed an agreement with several purchasers to sell senior notes with a principal amount of $200 million with a maturity date of April 1, 2015. The senior notes were issued on April 1, 2005 and resulted in proceeds to the Company of $198.2 million. The senior notes bear an interest rate of 5 1/2% and interest is payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The proceeds from the issuance of the notes were used by the Company to repay the majority of the $208 million of 7 3/8% senior notes that matured on April 15, 2005.

At June 30, 2005, our total indebtedness was $1,664.0 million. The Company had remaining borrowing capacity under our primary bank credit agreement at June 30, 2005, of $669.0 million after reduction for borrowings of $251.0 million and $80.0 million of outstanding letters of credit. The Company had $8.3 million available under other bank credit facilities after reduction for letters of credit usage of $12.6 million. In addition, the Company had $208.7 million available at June 30, 2005, under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company had other outstanding letters of credit issued by other banks of $59.5 million as of June 30, 2005.

At June 30, 2005, the Company was restricted from remitting approximately $87.5 million from China to the U.S. due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its cash flows from operations and will transfer cash from foreign subsidiaries to the parent when it is cost effective to do so, including any potential tax implications.

The Company believes that the amounts available from operating cash flows, funds available under our credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission and access to public and private debt markets will be sufficient to meet the Company’s expected operating needs and planned capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The facility in Europe was renewed in May 2005. The Company expects to renew the U.S. facility prior to its scheduled expiration in September 2005. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $63.9 million extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2005 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

Aggregate Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases, purchase obligations, unfunded pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations in our 2004 Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2004.

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	additional developments, which may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and energy necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2005;

•	the outcome of lawsuits and other contingencies;

•	adoption of new accounting pronouncements promulgated by the FASB or other accounting standard setting agencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; and

•	the extent to which the Company will be able to realize the estimated savings from operational consolidation programs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no significant changes since December 31, 2004. See Note 6 of Notes to Financial Statements for the discussion of legal proceedings. See Note 6 of Notes to Financial Statements for discussion of the expected impact on liquidity from future asbestos indemnity payments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On February 3, 2005, the Company’s Board of Directors approved $400 million to purchase shares of the Company’s common stock in the open market. As of June 30, 2005, the unexpended authorization on the current program totaled $193,916,579. A summary of the repurchase activity for the first six months of 2005 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31 (b)	1,010,699		$39.77	885,700	$27,219,801
February 1-February 28	988,900		$45.05	988,900	$382,669,756
March 1-March 31	1,478,200		$47.05	1,478,200	$313,125,967

Total first quarter	3,477,799		$44.54	3,352,800

April 1-April 30	563,600		$45.54	563,600	$287,458,942
May 1-May 31	1,091,300		$43.65	1,091,300	$239,827,269
June 1-June 30	1,064,100		$43.15	1,064,100	$193,916,579

Total second quarter	2,719,000		$43.84	2,719,000

Total through June 30	6,196,799	(c)		6,071,800

(a)	As of December 31, 2004, the Company had one unexpended authorization by the Board of Directors under its share repurchase program. The authorization by the Board of Directors on December 4, 2003, approved the purchase of shares in an amount not to exceed $250,000,000 with no expiration date. The unexpended balance of $62,446,908 under that authorization as of December 31, 2004, was used to repurchase shares in the first quarter of 2005.

(b)	Includes 124,999 shares that were returned to the Company by the Chief Executive Officer to satisfy his withholding tax liabilities upon the vesting of 250,000 shares of restricted stock.

(c)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Date of Annual Meeting.

The Annual Meeting of Shareholders of the Company was held on May 3, 2005, at American Standard College located at One Centennial Avenue, Piscatway, New Jersey.

(b)	Election of Directors – Voting Results.

Nominee	For	Withheld
Jared L. Cohon	179,071,722	3,068,887
Paul J. Curlander	177,887,468	4,253,141
Frederic M. Poses	175,994,795	6,145,814

Other Directors continuing in office:

Steven E. Anderson

Steven F. Goldstone

Edward E. Hagenlocker

James F. Hardymon

Ruth Ann Marshall

(c)	Additional matters voted upon:

Ratification of the appointment of Ernst and Young LLP as independent certified public accountants for the year 2005.

For	Against	Abstain	Broker Non-Votes
175,434,155	5,083,592	1,622,862	0

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Richard S. Paradise
Richard S. Paradise
Vice President and Controller
(Principal Accounting Officer)

July 27, 2005

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
10.1	American Standard Companies Inc. Corporate Officer Severance Plan (as Amended and Restated as of July 7, 2005)

10.2	American Standard Companies Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through July 7, 2005

12	Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002