Form 10-Q
period 2005-09-30
AMERICAN STANDARD COMPANIES INC
filed 2005-10-26
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at October 21, 2005	210,135,805 shares

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

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$2,624.0	$2,396.1	$7,719.3	$7,156.4

Cost and expenses
Cost of sales	1,896.5	1,726.7	5,615.6	5,196.3
Selling and administrative expenses	464.4	421.4	1,395.8	1,275.7
Other expense	12.9	19.3	19.4	47.5
Interest expense	28.9	28.7	89.1	86.5

	2,402.7	2,196.1	7,119.9	6,606.0

Income before income taxes	221.3	200.0	599.4	550.4
Income taxes	62.2	44.0	107.5	150.1

Net income applicable to common shares	$159.1	$156.0	$491.9	$400.3

Net income per share
Basic	$0.76	$0.73	$2.32	$1.86

Diluted	$0.74	$0.71	$2.26	$1.81

Cash dividends per share of common stock	$0.15	$0.0	$0.45	$0.0

Average common shares outstanding
Basic	210,523,915	214,183,685	212,183,265	214,961,619
Diluted	216,300,725	219,924,015	218,061,363	220,726,658

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$330.1	$229.4
Accounts receivable, less allowance for doubtful accounts: Sept. 2005 - $46.2; Dec. 2004 - $46.2	1,306.5	1,154.5
Inventories:
Finished products	720.4	658.0
Products in process	197.9	233.2
Raw materials	232.7	196.0
Retained interest in U.S. securitization program	161.3	122.6
Other current assets	236.6	296.1

Total current assets	3,185.5	2,889.8

Facilities, less accumulated depreciation:
Sept. 2005 - $1,125.2; Dec. 2004 - $1,123.7	1,583.3	1,616.6

Goodwill	1,167.6	1,267.7
Capitalized software costs, less accumulated amortization: Sept. 2005 - $308.8; Dec. 2004 - $274.5	207.5	230.0
Debt issuance costs, net of accumulated amortization: Sept. 2005 - $31.9; Dec. 2004 - $28.2	15.0	15.4
Long-term asbestos receivable	390.0	399.6
Other assets	389.7	422.7

Total assets	$6,938.6	$6,841.8

Current liabilities:
Loans payable to banks	$57.6	$76.6
Current maturities of long-term debt	2.9	2.2
Accounts payable	873.3	887.2
Accrued payrolls	354.6	331.2
Current portion of warranties	171.3	155.1
Taxes on income	86.9	130.5
Other accrued liabilities	786.6	763.9

Total current liabilities	2,333.2	2,346.7

Long-term debt	1,562.8	1,429.1
Post-retirement benefits	671.0	744.1
Long-term portion of asbestos liability	677.3	683.4
Warranties	242.7	242.4
Other liabilities	445.5	465.8

Total liabilities	5,932.5	5,911.5

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,769,554 in 2005; 251,768,741 in 2004; and shares outstanding: 210,102,289 in 2005; 214,947,988 in 2004	2.5	2.5
Capital surplus	827.8	794.5
Treasury stock, at cost: 41,667,265 shares in 2005; 36,820,753 shares in 2004	(1,039.5)	(760.1)
Retained Earnings	1,543.2	1,146.6
Accumulated other comprehensive income:
Foreign currency translation effects	(187.2)	(102.8)

Deferred gain on hedge contracts, net of tax	10.2	9.3
Minimum pension liability adjustment, net of tax	(150.9)	(159.7)

Total shareholders’ equity	1,006.1	930.3

Total liabilities and shareholders’ equity	$6,938.6	$6,841.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2005	2004
Cash provided by:
Operating activities:
Net income	$491.9	$400.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133.0	127.6
Amortization of capitalized software and other intangibles	64.4	65.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	(17.2)	(12.0)
Non-cash stock compensation	49.0	45.5
Other	(4.6)	(1.2)
Changes in assets and liabilities:
Accounts receivable	(187.3)	(238.2)
Inventories	(97.6)	(173.8)
Accounts payable	16.1	145.5
Other accrued liabilities and taxes	90.4	115.7
Post-retirement benefits	(24.6)	(25.7)
Asbestos receivable/liability, net	3.5	2.8
Other current and long-term assets	6.0	(19.9)
Other long-term liabilities	13.5	30.1

Net cash provided by operating activities	536.5	462.6

Investing activities:
Purchases of property, plant and equipment	(188.3)	(119.0)
Investments in affiliated companies and other businesses	(20.0)	—
Investments in capitalized software	(33.1)	(30.7)
Loan to unconsolidated joint venture, net	8.9	(17.9)
Proceeds from sales of property, plant and equipment	26.5	13.9

Net cash used by investing activities	(206.0)	(153.7)

Financing activities:
Proceeds from issuance of long-term debt	202.5	0.8
Repayments of long-term debt	(210.0)	(2.0)
Net change in revolving credit facilities	199.5	7.6
Net change in other short-term debt	(17.8)	(2.3)
Purchases of treasury stock	(338.4)	(237.6)
Dividend payments	(95.3)	—
Proceeds from exercise of stock options	30.3	26.9
Proceeds from settlement of foreign exchange forward contracts	(2.8)	5.4
Proceeds from issuance of shares to ESPP	6.6	7.1

Net cash used by financing activities	(225.4)	(194.1)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	0.8

Net increase in cash and cash equivalents	100.7	115.6
Cash and cash equivalents at beginning of period	229.4	111.7

Cash and cash equivalents at end of period	$330.1	$227.3

Cash interest paid	$82.3	$77.0
Cash taxes paid	$131.6	$122.8

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2004, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2005.

Note 2. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$159.1	$156.0	$491.9	$400.3
Foreign currency translation effects	(1.2)	0.2	(84.4)	(5.2)
Deferred gain on hedge contracts, net of tax	7.7	3.6	0.9	0.3
Minimum pension liability adjustment, net of tax	2.6	0.4	8.8	(0.1)

Total comprehensive income	$168.2	$160.2	$417.2	$395.3

Note 3. Earnings Per Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2005 and 2004 included 5,776,810 and 5,740,330 weighted average incremental shares, respectively, for the assumed exercise of stock options; the nine-month periods ended September 30, 2005 and 2004 included 5,878,098 and 5,765,038 weighted average incremental shares, respectively. The average number of outstanding shares of common stock used in computing diluted earnings per share for the three months ended September 30, 2005 and 2004 excluded 83,884 and 52,564 shares associated with options to purchase shares of the Company’s stock, respectively, due to their antidilutive effect; the nine-month periods ended September 30, 2005 and 2004 excluded 318,136 and 29,672 shares associated with options to purchase shares of the Company’s stock, respectively.

Note 4. Capital Stock

On September 20, 2005 a dividend of $0.15 per share of common stock was paid to shareholders of record as of September 1, 2005, totaling $31.6 million. On June 20, 2005 a dividend of $0.15 per share of common stock was paid to shareholders of record as of June 1, 2005, totaling $31.7 million. On March 25, 2005 a dividend of $0.15 per share of common stock was paid to shareholders of record as of February 28, 2005 totaling $32.0 million. On October 6, 2005, the Board of Directors approved the payment of a dividend of $0.15 per share of common stock to be paid on December 20, 2005, to shareholders of record on December 1, 2005.

Following is a summary of net shares outstanding and shares issued or reacquired during the first, second and third quarters of 2005.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988

Shares issued upon exercise of stock options	—	893,784	893,784
Stock purchased for treasury	—	(3,352,800)	(3,352,800)
Shares issued to ESOP	—	355,249	355,249
Shares issued to ESPP	289	51,402	51,691
Other shares issued or (reacquired), net	—	(111,082)	(111,082)

Balance, March 31, 2005	251,769,030	(38,984,200)	212,784,830

Shares issued upon exercise of stock options	—	310,289	310,289
Stock purchased for treasury	—	(2,719,000)	(2,719,000)
Shares issued to ESOP	—	376,488	376,488
Shares issued to ESPP	257	67,392	67,649
Other shares issued or (reacquired), net	—	14,311	14,311

Balance, June 30, 2005	251,769,287	(40,934,720)	210,834,567

Shares issued upon exercise of stock options	—	421,636	421,636
Stock purchased for treasury	—	(1,602,834)	(1,602,834)
Shares issued to ESOP	—	376,587	376,587
Shares issued to ESPP	267	58,156	58,423
Other shares issued or (reacquired), net	—	13,910	13,910

Balance, September 30, 2005	251,769,554	(41,667,265)	210,102,289

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$159.1	$156.0	$491.9	$400.3
Deduct: Total stock-based compensation expense, net of tax, determined under fair value method for all stock option awards and discounts under the ESPP	4.9	4.4	15.3	13.7

Pro forma net income	$154.2	$151.6	$476.6	$386.6

Earnings per share:
Basic–as reported	$.76	$.73	$2.32	$1.86

Basic–pro forma	$.73	$.71	$2.25	$1.80

Diluted–as reported	$.74	$.71	$2.26	$1.81

Diluted–pro forma	$.72	$.69	$2.19	$1.75

The weighted average fair value per option for grants made during the three months and nine months ended September 30, 2005 was $10.17 and $10.12, respectively and for the corresponding periods of 2004 was $12.76 and $10.71, respectively. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.85%

in 2005 and 3.44% in 2004; volatility of 23.0% and 30.86% in 2005 and 2004, respectively; an expected average life of 5 years in 2005 and 2004; and a dividend yield of 1.30% and zero in 2005 and 2004, respectively.

Note 6. Warranties, Guarantees, Commitments and Contingencies

Warranties

Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which they are sold. Limited warranties cover the equipment, parts and, in limited circumstances labor necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $12.2 million and $10.2 million for the three months ended September 30, 2005 and 2004, respectively, and $31.0 million and $28.0 million for the nine months ended September 30, 2005 and 2004, respectively. Total warranty expense was $47.3 million and $47.3 million for the three months ended September 30, 2005 and 2004, respectively, and $146.3 million and $148.8 million for the nine-month periods then ended, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2005 and 2004 (dollars in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$410.3	$390.6	$397.5	$356.0
Warranty costs accrued	35.1	36.7	113.6	100.7
Deferred income on extended warranty contracts sold	19.3	18.4	55.8	49.8
Warranty claims settled	(34.3)	(33.2)	(106.8)	(89.1)
Amortization of deferred income on extended warranty contracts	(15.6)	(17.3)	(40.8)	(41.4)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	(0.8)	1.6	(5.3)	20.8

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	414.0	396.8	414.0	396.8
Current portion included in current liabilities	(171.3)	(168.9)	(171.3)	(168.9)

Long-term warranty liability	$242.7	$227.9	$242.7	$227.9

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $76.2 million as of September 30, 2005, extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2005 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. See Note 11 of Notes to Financial Statements. The Company also guarantees $36.1 million of Euro-denominated Senior Bonds (at September 30, 2005 exchange rates).

Contingencies

General

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

Income Tax Provision

The income tax provision for the third quarter of 2005 was $62.2 million, or 28.1% of pre-tax income, compared with a provision of $44.0 million, or 22.0% of pre-tax income in the third quarter of 2004. The effective income tax rate for the third quarter of 2005 included the recording of an amount to adjust the 2004 tax provision to the final U.S. tax return. In the third quarter of 2004, the Company made a decision not to distribute earnings of certain foreign subsidiaries and in connection with the completion of the Company’s U.S. tax return concluded that if they were to be redistributed that they would no longer result in a net tax. Accordingly, the Company recorded an $18 million tax benefit. The tax provision for the first nine-months of 2005 was $107.5 million, or 17.9% of pre-tax income, compared with a provision of $150.1 million or 27.3% of pre-tax income for the nine-months ended September 30, 2004. The effective income tax rate for the first nine-months of 2005 was impacted by the resolution of tax audits, tax contingencies, the impact of certain tax planning initiatives on prior tax years and an amount to adjust the 2004 tax provision to the final U.S. tax return.

Litigation

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a the Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. Currently, a new trial on such claims is scheduled for November 14, 2005. The Company has not recorded a liability related to this matter.

In November 2004, the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. Because the European Commission’s investigation is in its early stages, and the Company has not been accused of any wrong doing, the Company is unable to reasonably estimate the loss or range of loss that may result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. The Company is cooperating fully with this investigation. Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated, and in June 2005 the plantiff’s filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action. The other defendants in the federal action also filed motions to dismiss. The California cases have been coordinated in the San Francisco Superior Court. None of these civil lawsuits specify the amount of damages claimed. The Company believes that these lawsuits are the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously.

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

While the Company cannot predict the outcome of these matters with certainty, the Company believes that the resolution of the Justice Department and French Competition Council investigations and the civil lawsuits against the Bath and Kitchen business referenced above will not, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Asbestos Litigation

Over the years, the Company has been named as a defendant in numerous lawsuits alleging various asbestos-related personal injury claims arising primarily from its historical sales of boilers and railroad brake shoes.

In these asbestos-related lawsuits, the Company is usually named as one of a large group of defendants. Many of these lawsuits involve multiple claimants, do not specifically identify the injury or disease for which damages are sought and/or do not allege a connection between any Company product and a claimed injury or disease. As a result, numerous lawsuits have been placed, and may remain on, inactive or deferred dockets, which some jurisdictions have established.

Accounting for Asbestos-related Contingencies

Until the fourth quarter of 2004, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. Set forth below is a description of the events that led up to the Company’s conclusion, in the fourth quarter of 2004, that it could reasonably estimate its potential liability for future asbestos-related claims.

Prior to the fourth quarter of 2002, the Company’s asbestos claims were managed by its primary insurance carriers under several lines of insurance coverage. At that time, the Company believed it had not incurred a significant loss for asbestos-related injuries because the Company had never had to pay any claimant (the insurance carriers had paid all settlements directly) and the Company’s estimated liability for known claims was only a small fraction of the Company’s total insurance coverage.

In the fourth quarter of 2002, the Company negotiated a buyout of the remainder of the policy limits from its most significant primary insurance carrier, and assumed primary responsibility for administering its asbestos-related claims. The Company engaged an outside consultant to assist it in this administrative effort. The consultant constructed a claims administration database from information provided by the Company’s insurance carrier and throughout 2003 worked to convert, enhance and verify the data in the database. In the course of that process, the Company observed unusually high claims filing activity in the period from January 2002 through April 2003. Approximately 64,000 claims were filed in that 16-month period as compared to approximately 71,000 claims in the preceding 20 years. The Company believes that the dramatic increase in filings in this 16-month period was influenced by the bankruptcy filings of numerous first and second-tier asbestos defendants (that is, companies that made asbestos or asbestos-containing products) and the prospect of various judicial and legislative reforms. Because of these extraneous factors, it seemed unlikely that this higher level of claims filed would be a reliable indicator of future claims filing activity, but at the time it was not clear when, or at what volumes, claims filings would level off.

After taking over the claims administration process in 2003, the Company gained considerable experience in settling claims and considerable knowledge from better tracking of settlements by type of injury claimed. Type of injury claimed is an important factor in estimating total potential liability because, typically, claims alleging a malignant condition such as mesothelioma or other cancers, are compensated at higher values than claims alleging unspecified or less severe injuries.

Also in 2003, the Company engaged asbestos insurance coverage counsel and insurance recovery consultants and, with their assistance, began developing an insurance recovery strategy with respect to other of the Company’s primary insurance carriers and lower layer excess carriers and syndicates, focusing its efforts first on buy-out arrangements with less creditworthy carriers. Among other settlements, in July 2004 the Company agreed to a settlement with KWELM, a group of insolvent London-based insurance companies that had provided a small portion of the Company’s historical insurance coverage. Also in 2004, the Company commenced negotiations with Equitas, the London-based entity responsible for all pre-1993 policy participations subscribed by underwriters at Lloyd’s, London. Early in 2005, the Company reached an agreement with Equitas for a total of $84.5 million, by far the Company’s most significant settlement to date.

In the fourth quarter of 2004, as negotiations with Equitas developed in earnest, the Company considered whether (i) the leveling-off of the filing of new claims after an anomalous period of volatility, (ii) the cumulative effect of almost two years of first-hand experience administering its own asbestos claims, and (iii) the negotiations with Equitas which provided “arm’s length” verification of a reasonable range of projected future liabilities, provided sufficient relevant and reliable information to reasonably estimate a total future liability for asbestos-related claims. Accordingly, in the fourth quarter of 2004, the Company retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims. Dr. Rabinovitz is an expert in performing complex calculations such as this. She has been involved in a number of asbestos-related valuations of current and future liabilities, and her valuation methodologies have been accepted by numerous courts.

The methodology used by HR&A to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•	HR&A’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological data and the Company’s most recent five-year claims history;

•	an analysis of the Company’s pending cases, by type of injury claimed;

•	an analysis of the Company’s most recent five-year history to determine the average settlement value of claims, by type of injury claimed;

•	an adjustment for inflation in the future average settlement value of claims, at a 3% annual inflation rate; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

As a result, in the fourth quarter of 2004, the Company increased its recorded liability for asbestos claims by $616 million, from $83 million to $699 million, based upon HR&A’s analysis of the Company’s total estimated liability for pending and unasserted potential future claims through 2055, which was HR&A’s reasonable best estimate of the time it would take to resolve all of the Company’s asbestos-related claims. This amount was calculated on a pre-tax basis, was not discounted for the time value of money, and excluded legal fees.

At December 31, 2002, 2003, 2004 and September 30, 2005 the total asbestos liability was estimated at $43.3 million, $69.5 million, $699.4 million and $693.3 million, respectively. The Company increased its estimate by $40.1 million during 2003 primarily as a result of new claims filed, partially offset by $13.9 million of claims payments. In 2004, the increase was largely the result of a $568.2 million increase recorded in the fourth quarter of 2004 to reflect the estimate of the liability for unasserted potential future asbestos-related claims based on the analysis performed by HR&A as described above. The liability also increased by $34.7 million to reflect new claims filed during 2004, $15.8 million to account for the inclusion of specific claims associated with an unfavorable judgment against the Company in arbitration, and $20.9 million as a result of calculating the estimated liability for claims pending at December 31, 2003, using the same assumptions HR & A used to calculate the estimated liability for future claims. The $20.9 million was comprised of $11.6 million related to a 3% annual inflation adjustment and $9.3 million for changes in assumptions with respect to average claim resolution amounts. The liability also increased by $14.9 million to reflect other adjustments such as the difference between actual settlements during 2004 as compared to prior period estimates. These increases were partially offset by $20.6 million of claims payments made during 2004. The asbestos indemnity liability decreased to $693.3 million as of September 30, 2005, primarily from claims payments made during the period of approximately $10.0 million.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to September 30, 2005, the Company has resolved 32,008 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $61.0 million, for an average payment per resolved claim of $1,905. The average payment per claim resolved in the nine months ended September 30, 2005 and each of the years ended December 31, 2004 and 2003 was $1,795, $3,637 and $1,986, respectively. The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	2003	2004	Nine Months Ended September 30, 2005	Total
Open Claims – January 1	97,024	117,030	125,478	N/A
New claims filed	27,279	12,704	8,793	164,316
Claims settled	(547)	(703)	(534)	(8,642)
Claims dismissed	(6,713)	(3,552)	(4,815)	(23,366)
Inactive claims	(13)	(1)	(1)	(3,387)

Open Claims – December 31	117,030	125,478		N/A

Open Claims – September 30			128,921

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation.

With the addition of the parties and policies referred to above, the NJ coverage litigation would resolve the coverage issues with respect to approximately 80% of the recorded receivable. The remaining 20% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligation are triggered at higher excess layers that are not expected to be reached in the near future. Eighty five percent of the recorded insurance recovery receivables is with carriers rated A or better by AM Best.

The Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from insurers, and estimated annual legal fees. The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial, significantly exceeding the projected liability against the Company. However, limitations in that coverage, primarily due to gaps in coverage, deductibles associated with the policies, and settlements for less than the full coverage limits with carriers in insolvency proceedings and carriers with questionable credit-worthiness (“Gaps, Deductibles and Discounts,”) are expected to result in the projected total liability to claimants and related expenses exceeding the probable insurance recovery.

The Company has concluded that its insurance receivable is probable of recovery because of the aforementioned information and the following factors:

•	the success of other companies in collecting under their insurance policies in comparable circumstances. The Company has reviewed numerous situations involving other companies and concluded that our facts and circumstances support collection;

•	the Company’s confidence in its right to recovery under the terms of its policies and pursuant to applicable law;

•	the nature of the issues raised in the New Jersey coverage litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•	the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. Our settlements in the New Jersey litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $98 million.

At December 31, 2002, 2003, 2004 and September 30, 2005 the asbestos receivable was $41.5 million, $84.6 million, $405.6 million and $396.0 million, respectively. The Company increased its receivable during 2003 by $47 million to reflect the recoverable portion of new claims filed, partially offset by a $4.1 million reduction to reflect current information obtained regarding the solvency status of certain carriers. In 2004, the Company increased its asbestos insurance receivable to $405.6 million. Approximately $348.4 million of the increase reflected the recoverable portion of the change in the Company’s asbestos liability calculation. This increase was primarily related to the $568.2 million increase to the liability recorded in the fourth quarter of 2004 to reflect an estimate of the liability for unasserted potential future asbestos-related claims. The receivable was reduced by $24.2 million during 2004 to reflect cash received from insurance companies and $4.1 million to reflect current information obtained regarding solvency of insurance carriers. Finally, the Company’s asbestos insurance receivable decreased to $396.0 million as of September 30, 2005. The reduction was largely the result of $17.6 million of cash received from insurance companies, partially offset by $7.9 million of adjustments to reflect the recoverable portion of incurred legal expenses.

As referenced above, in February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Llyod’s, London policies included in the company’s insurance coverage. During the first nine months of 2005, $14.4 million of this amount was received by the Company to cover asbestos and environmental costs, and $70.1 million remains in a trust expiring January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust will be disbursed to Equitas minus some allowance to the Company for claim settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

Critical Accounting Assumptions

The amounts recorded by the Company for asbestos-related liability and insurance-related receivables rely on assumption that are based on currently known facts. The company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or HR&A’s calculation vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claims, average annual defense costs, the resolution of coverage issue among insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of the state or federal tort reform legislation. The Company reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos-related liability and the related insurance receivables. The Company may also adjust these estimates based upon the outcome of the court-ordered mediation referenced above and/or expected settlement discussions.

The Company does not believe that asbestos payment to claimants, net of insurance recoveries, will have a material adverse effect on its financial condition or liquidity in any particular year or in the aggregate. Adjustments, if any, to the Company’s estimate of its recorded asbestos-related liability and/or insurance receivable could be material to operating results for the periods in which the adjustments to the liability or receivable is recorded.

Note 7. Effect of Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. Statement of Financial Accounting Standard No. 151 (“FAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4 and Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29 were issued in 2004. FAS 151 will be effective for the Company in 2006 and requires that the cost of inventory exclude costs associated with abnormal amounts of idle capacity and spoilage. The impact of adopting FAS 151 is not material to the Company. FAS 153 became effective for the Company in the third quarter of 2005 and did not materially impact the Company’s financial statements. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation will be effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

The Company is currently in the process of determining the impact and believes it will not be material. Statement No. 154 (“FAS 154”), Accounting Changes and Error Corrections was issued in the second quarter of 2005. Under FAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, any errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, commencing in 2006.

Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. On April 14, 2005 the Securities Exchange Commission approved a rule delaying the effective date of FAS 123 for public companies. Under the rule, FAS 123 is now effective for annual periods beginning after June 15, 2005. The Company plans to adopt FAS 123 in the first quarter of 2006 with retroactive adjustment for all prior periods presented using the pro-forma amounts disclosed in Note 5 of Notes to Financial Statements. The impact of adoption of FAS 123 is expected to adversely impact diluted earnings per share for fiscal 2006 by approximately $0.10 to $0.11.

Note 8. Operational Consolidation Expenses

During 2004 and 2005 the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions, severance, asset impairments and similar expenses as more fully described below. The Company expects to complete these plans by the middle of 2006.

During the third quarter of 2005, the Company recorded $10.9 million of operational consolidation expenses of which $3.4 million was included in cost of sales and $7.5 million was included in selling and administrative expenses. Included in the $10.9 million of operational consolidation expenses was $8.9 million related to 2005 programs and $2.0 million related to programs that were initiated in 2004. This compares to $6.8 million of operational consolidation expenses incurred during the third quarter of 2004. During the first nine months of 2005, the Company recorded $55.5 million of operational consolidation expenses of which $33.5 million was included in cost of sales and $22.0 million was included in selling and administrative expenses. Included in the $55.5 million of operational consolidation expenses was $45.4 million related to 2005 programs, $10.6 million related to programs that were initiated prior to 2005 and $0.5 million related to a reversal as detailed below. The Company incurred $19.9 million of operational consolidation expenses during the first nine months of 2004.

The following is a summary of the operational consolidation programs outstanding as of September 30, 2005.

2005 Operational Consolidation Programs	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
Charges during the first nine months of 2005	$30.5	$13.0	$1.9	$45.4
Payments during the first nine months of 2005	(11.2)	—	(0.8)	(12.0)
Reversals during the first nine months of 2005	(0.5)	—	—	(0.5)
Non-cash write-offs during the first nine months of 2005	—	(13.0)	—	(13.0)

Balance as of September 30, 2005	$18.8	$—	$1.1	$19.9

2004 Operational Consolidation Programs	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
Balance as of December 31, 2004	$13.0	$—	$2.8	$15.8
Charges during the first nine months of 2005	6.9	2.2	1.5	10.6
Payments during the first nine months of 2005	(19.0)	—	(2.4)	(21.4)
Non-cash write-offs during the first nine months of 2005	—	(2.2)	—	(2.2)
Reversals during the first nine-months of 2005	—	—	—	—

Balance as of September 30, 2005	$0.9	$—	$1.9	$2.8

2003 Operational Consolidation Programs	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
Balance as of December 31, 2004	$4.3	$—	$—	$4.3
Charges during the first nine months of 2005	—	—	—	—
Payments during the first nine months of 2005	(3.3)	—	—	(3.3)
Reversals during the first nine months of 2005	(0.2)	—	—	(0.2)

Balance as of September 30, 2005	$0.8	$—	$—	$0.8

Total Balance as of September 30, 2005	$20.5	$—	$3.0	$23.5

Air Conditioning Systems and Services incurred $3.4 million of operational consolidation expenses during the third quarter of 2005 all of which related to 2005 plans. The majority of the charge recorded in the third quarter of 2005 was for severance associated with the consolidation of administrative functions. Air Conditioning Systems and Services incurred $25.0 million of operational consolidation expenses during the nine months ended September 30, 2005. The charges incurred during the nine months ended 2005 included:

(i) the charges incurred in the third quarter of 2005 as discussed above,

(ii) $8.8 million of charges primarily related to severance and job elimination expenses associated with a plan established in the second quarter of 2005 designed to improve the effectiveness and efficiency of the business on a global basis that included the elimination of 272 jobs.

(iii) $10.8 million of charges for the impairment of goodwill and other long-lived assets and $0.7 million of charges for severance, recorded in the first quarter of 2005, associated with the closure of its Rockingham, NC manufacturing facility,

(iv) $1.3 million of charges from the first quarter of 2005 associated with a plan to transfer production to a lower cost production facility in North America and salaried severance.

Air Conditioning Systems and Services recognized $0.7 million of operational consolidation expenses during the third quarter of 2004 and the nine months ended September 30, 2004. Air Conditioning Systems and Services expects to incur an additional $0.1 million during 2005 to complete the 2005 and 2004 plans outstanding as of September 30, 2005. Air Conditioning Systems and Services expended $4.4 million of cash on operational consolidation activities in the third quarter of 2005 and $7.7 million of cash on operational consolidation activities during the nine months ended September 30, 2005.

Bath and Kitchen incurred $6.5 million of operational consolidation expenses during the third quarter of 2005 of which $4.4 million related to 2005 plans and $2.1 million related to 2004 plans. The majority of the third quarter charge was associated with severance and termination payments, with approximately $1.1 million of asset impairments and $1.2 million of other related costs. Bath and Kitchen incurred $22.5 million of operational consolidation expenses during the nine months ended September 30, 2005. The charges incurred during the nine months ended 2005 included:

(i) the charges incurred in the third quarter of 2005 as discussed above,

(ii) $8.8 million of severance and employee cost charges associated with a program initiated in the second quarter of 2005 related to the reorganization of fittings manufacturing operations in Europe,

(iii) $5.0 million of severance and asset impairment charges associated with programs initiated prior to the third quarter of 2005 in Asia and Europe designed to streamline manufacturing operations and administrative processes, and

(iv) $2.2 million of charges related to the reorganization of an administrative process related to a 2004 program.

Bath and Kitchen incurred $5.1 million and $18.0 million of operational consolidation expenses during the three and nine months ended September 30, 2004. Bath and Kitchen expects to incur an additional $5.5 - $6.5 million during 2005 and the first half of 2006 to complete the outstanding programs as of September 30, 2005. Bath and Kitchen expended $8.0 million of cash on operational consolidation activities in the third quarter primarily on 2005 and 2004 programs. Bath and Kitchen expended $19.8 million of cash on operational consolidation activities during the nine months ended September 30, 2005.

The Vehicle Control Systems business incurred $1.0 million of operational consolidation expenses during the third quarter of 2005 associated with severance relating to 2005 plans. Vehicle Control Systems incurred $8.0 million of operational consolidation expenses during the nine months ended September 30, 2005 of which $5.9 million related to 2004 programs. The charges incurred during the nine-months ended September 30, 2005 relate to the plans associated with the continued relocation of manufacturing activities to a lower cost location and other job elimination programs. Vehicle Control Systems incurred $1.0 million and $1.2 million of operational consolidation expenses during the the third quarter of 2004 and nine-months ended September 30, 2004. Vehicle Control Systems expects to incur $0.6 million during the remainder of 2005 to complete the plans outstanding as of September 30, 2005. Vehicle Control Systems expended $8.9 million of cash on operational consolidation activities during the nine months ended September 30, 2005.

The Company expects that essentially all of the $23.5 million balance as of September 30, 2005 will be paid by mid 2006.

During 2004 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2004. The total cost of the 2004 actions was $46.4 million and included the elimination of 1,695 jobs.

Note 9. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and nine months ended September 30, 2005 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2005	2004	2004	2005	2005	2004	2004
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$13.7	$1.6	$15.2	$1.9	$43.9	$6.0	$41.9	$5.8
Interest cost on the projected benefit obligation	19.6	4.1	18.9	4.4	60.1	12.9	59.5	13.1
Less assumed return on plan assets	(17.6)	—	(16.8)	—	(54.0)	—	(49.6)	—
Amortization of prior service cost	1.6	(1.1)	1.7	(1.1)	4.7	(3.3)	4.6	(3.3)

Amortization of net (gain) loss	3.7	1.4	2.3	1.6	10.1	4.8	7.0	4.9

Defined benefit plan cost	21.0	6.0	21.3	6.8	64.8	20.4	63.4	20.5
Curtailment loss (gain)	0.5	—	1.4	(0.4)	0.5	(.1)	1.4	(0.4)

Net defined benefit cost after curtailment gain	$21.5	$6.0	$22.7	$6.4	$65.3	$20.3	$64.8	$20.1

Accretion expense reflected in “Other expense (income)”	$2.0	$4.1	$2.1	$4.4	$6.1	$12.9	$9.9	$13.1

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $52.5 million to the domestic pension plans and $23 million to non-U.S. plans in 2005. In the third quarter of 2005, $5.7 million was contributed to foreign plans and $51.4 million was contributed to domestic plans. For the nine months ended September 30, 2005, $52.3 million was contributed to domestic plans and $17.7 million was contributed to foreign plans.

Note 10. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three months and nine months ended September 30, 2005 and 2004, unaudited statements of cash flows for the nine months ended September 30, 2005 and 2004, and unaudited balance sheets as of September 30, 2005 and December 31, 2004 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,395.7	$1,318.6	$3.5	$(93.8)	$2,624.0

Costs and expenses and other expense:
Cost of sales	—	988.1	997.1	4.5	(93.2)	1,896.5
Selling and administrative expenses	—	257.4	208.0	0.1	(1.1)	464.4
Other expense	—	15.0	(1.2)	(1.4)	0.5	12.9
Interest expense	—	27.6	1.3	—	—	28.9
Intercompany interest expense (income)	—	4.1	(4.1)	—	—	—

Total expenses	—	1,292.2	1,201.1	3.2	(93.8)	2,402.7

Income before income taxes and equity in net income of consolidated subsidiaries	—	103.5	117.5	0.3	—	221.3
Income taxes	—	17.6	44.6	—	—	62.2

Income before equity in net income of consolidated subsidiaries	—	85.9	72.9	0.3	—	159.1

Equity in net income of consolidated subsidiaries	159.1	—	—	—	(159.1)	—

Net income	$159.1	$85.9	$72.9	$0.3	$(159.1)	$159.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,968.3	$4,067.4	$9.9	$(326.3)	$7,719.3

Costs and expenses and other expense:

Cost of sales	—	2,837.8	3,091.6	11.5	(325.3)	5,615.6
Selling and administrative expenses	—	760.9	637.6	0.4	(3.1)	1,395.8
Other expense	—	68.0	(46.4)	(4.3)	2.1	19.4
Interest expense	—	83.5	5.6	—	—	89.1
Intercompany interest expense (income)	—	10.7	(10.7)	—	—	—

Total expenses	—	3,760.9	3,677.7	7.6	(326.3)	7,119.9

Income before income taxes and equity in net income of consolidated subsidiaries	—	207.4	389.7	2.3	—	599.4
Income taxes	—	42.5	64.3	0.7	—	107.5

Income before equity in net income of consolidated subsidiaries	—	164.9	325.4	1.6	—	491.9
Equity in net income of consolidated subsidiaries	491.9	—	—	—	(491.9)	—

Net income	$491.9	$164.9	$325.4	$1.6	$(491.9)	$491.9

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$(6.9)	$333.7	$3.1	$—	$330.1
Accounts receivable, net	—	573.6	705.8	27.1	—	1,306.5
Inventories	—	553.0	598.0	—	—	1,151.0
Other current assets	—	137.4	250.6	9.9	—	397.9

Total current assets	0.2	1,257.1	1,888.1	40.1	—	3,185.5
Facilities, net	—	604.9	978.4	—	—	1,583.3
Goodwill, net	—	178.1	989.5	—	—	1,167.6
Investment in subsidiaries	2,352.3	—	—	—	(2,352.3)	—
Long-term asbestos receivable	—	390.0	—	—	—	390.0
Other assets	—	423.2	173.6	15.4	—	612.2

Total assets	$2,352.5	$2,853.3	$4,029.6	$55.5	$(2,352.3)	$6,938.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$39.5	$18.1	$—	$—	$57.6
Current maturities of long-term debt	—	2.1	0.8	—	—	2.9
Obligation to fund debt commitment	—	—	—	—	—	—
Other current liabilities	—	939.1	1,324.8	8.8	—	2,272.7

Total current liabilities	—	980.7	1,343.7	8.8	—	2,333.2
Long-term debt	—	1,518.5	44.3	—	—	1,562.8
Reserve for post-retirement benefits	—	242.8	428.2	—	—	671.0
Intercompany accounts, net	1,346.4	(26.1)	(1,197.1)	(123.2)	—	—
Long-term portion of asbestos liability	—	677.3	—	—	—	677.3

Other long-term liabilities	—	350.5	190.2	147.5	—	688.2

Total liabilities	1,346.4	3,743.7	809.3	33.1	—	5,932.5

Total shareholders’ equity (deficit)	1,006.1	(890.4)	3,220.3	22.4	(2,352.3)	1,006.1

Total liabilities and shareholders’ equity (deficit)	$2,352.5	$2,853.3	$4,029.6	$55.5	$(2,352.3)	$6,938.6

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$491.9	$164.9	$325.4	$1.6	$(491.9)	$491.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	74.4	123.0	—	—	197.4
Equity in earnings of affiliates, net of dividends received	—	(9.0)	(8.2)	—	—	(17.2)
Non-cash stock compensation	—	49.0	—	—	—	49.0
Other	—	(3.7)	(0.9)	—	—	(4.6)
Equity in net income of subsidiary	(491.9)	—	—	—	491.9	—
Changes in assets and liabilities:
Accounts receivable	—	(98.7)	(88.6)	—	—	(187.3)
Inventories	—	(57.3)	(40.3)	—	—	(97.6)
Accounts payable	—	44.2	(28.3)	0.2	—	16.1
Other accrued liabilities	—	(56.1)	161.0	(14.5)	—	90.4
Post-retirement benefits	—	(32.6)	8.0	—	—	(24.6)
Asbestos receivable/liability, net	—	3.5	—	—	—	3.5
Other long-term liabilities	—	36.2	(38.7)	16.0	—	13.5
Other assets	—	50.3	(57.4)	13.1	—	6.0

Net cash provided by operating activities	—	165.1	355.0	16.4	—	536.5

Investing activities:
Purchase of property, plant and equipment	—	(94.1)	(94.2)	—	—	(188.3)
Investments in affiliated companies	—	(4.8)	(15.2)	—	—	(20.0)
Investments in computer software	—	(17.4)	(15.7)	—	—	(33.1)
Loan to unconsolidated joint venture, net	—	8.9		—	—	8.9
Proceeds from the disposal of property/equipment	—	18.1	8.4	—	—	26.5

Net cash used by investing activities	—	(89.3)	(116.7)	—	—	(206.0)

Financing activities:
Proceeds from issuance of long-term debt	—	201.2	1.3	—	—	202.5
Repayments of long-term debt	—	(209.2)	(0.8)	—	—	(210.0)
Net change in revolving credit facility	—	195.0	4.5	—	—	199.5
Net change in other short-term debt	—	(11.5)	(6.3)	—	—	(17.8)
Purchases of treasury stock	(338.4)	—	—	—	—	(338.4)
Dividend payments	(95.3)	—	—	—	—	(95.3)
Net change in intercompany accounts	396.9	(246.8)	(134.0)	(16.1)	—	—
Proceeds from exercise of stock options	30.3	—	—	—	—	30.3
Proceeds from foreign exchange forward contracts	—	(2.8)	—	—	—	(2.8)
Other common stock issued or reacquired, net	6.6	—	—	—	—	6.6

Net cash used by financing activities	0.1	(74.1)	(135.3)	(16.1)	—	(225.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.4)	—	—	(4.4)

Net increase (decrease) in cash and cash equivalents	0.1	1.7	98.6	0.3	—	100.7
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of year	$0.2	$(6.9)	$333.7	$3.1	$—	$330.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,223.6	$1,276.6	$2.8	$(106.9)	$2,396.1

Costs and expenses and other expense:
Cost of sales	—	888.4	941.5	3.7	(106.9)	1,726.7
Selling and administrative expenses	—	228.1	193.3	—	—	421.4
Other (income) expense	—	22.5	(2.3)	(0.9)	—	19.3
Interest expense	—	26.2	2.5	—	—	28.7
Intercompany interest expense (income)	—	0.9	(0.9)	—	—	—

Total expenses	—	1,166.1	1,134.1	2.8	(106.9)	2,196.1

Income before income taxes and equity in net income of consolidated subsidiaries	—	57.5	142.5	—	—	200.0
Income taxes	—	18.7	25.3	—	—	44.0

Income before equity in net income of consolidated subsidiaries	—	38.8	117.2	—	—	156.0
Equity in net income of consolidated subsidiaries	156.0	—	—	—	(156.0)	—

Net income	$156.0	$38.8	$117.2	$—	$(156.0)	$156.0

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,687.5	$3,791.7	$7.9	$(330.7)	$7,156.4

Costs and expenses and other expense:
Cost of sales	—	2,689.5	2,827.9	9.6	(330.7)	5,196.3
Selling and administrative expenses	—	693.7	582.0	—	—	1,275.7
Other (income) expense	—	45.9	4.3	(2.7)	—	47.5
Interest expense	—	77.6	8.9	—	—	86.5
Intercompany interest expense (income)	—	2.3	(2.3)	—	—	—

Total expenses	—	3,509.0	3,420.8	6.9	(330.7)	6,606.0

Income before income taxes and equity in net income of consolidated subsidiaries	—	178.5	370.9	1.0	—	550.4
Income taxes	—	63.9	85.1	1.1	—	150.1

Income before equity in net income of consolidated subsidiaries	—	114.6	285.8	(0.1)	—	400.3
Equity in net income of consolidated subsidiaries	400.3	—	—	—	(400.3)	—

Net income	$400.3	$114.6	$285.8	$(0.1)	$(400.3)	$400.3

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$400.3	$114.6	$285.8	$(0.1)	$(400.3)	$400.3
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	—	72.8	120.7	—	—	193.5
Equity in earnings of affiliates, net of dividends received	—	(6.0)	(6.0)	—	—	(12.0)
Non-cash stock compensation	—	45.5	—	—	—	45.5
Equity in net income of subsidiaries	(400.3)	—	—	—	400.3	—
Other	—	(1.2)	—	—	—	(1.2)
Changes in assets and liabilities:
Accounts receivable	—	(31.6)	(205.2)	(1.4)	—	(238.2)
Inventories	—	(89.6)	(84.2)	—	—	(173.8)
Accounts payable	—	86.8	58.2	0.5	—	145.5
Other accrued liabilities and taxes	—	81.6	39.2	(5.1)	—	115.7
Post-retirement benefits	—	(32.2)	6.5	—	—	(25.7)
Asbestos receivable/liability, net	—	2.8	—	—	—	2.8
Other current and long-term assets	—	(3.4)	1.6	(18.1)	—	(19.9)
Other long-term liabilities	—	11.1	11.9	7.1	—	30.1

Net cash provided (used) by operating activities	—	251.2	228.5	(17.1)	—	462.6

Investing activities:
Purchase of property, plant and equipment	—	(41.3)	(77.7)	—	—	(119.0)
Investments in computer software	—	(17.3)	(13.4)	—	—	(30.7)
Loan to unconsolidated joint venture, net	—	(17.9)	—	—	—	(17.9)
Proceeds from the disposal of property/equipment	—	11.6	2.3	—	—	13.9

Net cash used by investing activities	—	(64.9)	(88.8)	—	—	(153.7)

Financing activities:
Proceeds from issuance of long-term debt	—	0.5	0.3	—	—	0.8
Repayments of long-term debt	—	(0.7)	(1.3)	—	—	(2.0)
Net change in revolving credit facility	—	17.0	(9.4)	—	—	7.6
Net change in other short-term debt	—	20.0	(22.3)	—	—	(2.3)
Purchases of treasury stock	(237.6)	—	—	—	—	(237.6)
Net change in intercompany accounts	205.2	(156.9)	(65.7)	17.4	—	—
Proceeds from exercise of stock options	26.9	—	—	—	—	26.9
Proceeds from settlement of foreign exchange forward contracts	—	5.4	—	—	—	5.4
Other	5.6	1.5	—	—	—	7.1

Net cash used by financing activities	0.1	(113.2)	(98.4)	17.4	—	(194.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.8	—	—	0.8

Net increase (decrease) in cash and cash equivalents	0.1	73.1	42.1	0.3	—	115.6
Cash and cash equivalents at beginning of year	0.1	(70.4)	179.5	2.5	—	111.7

Cash and cash equivalents at end of year	$0.2	$2.7	$221.6	$2.8	$—	$227.3

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$(8.6)	$235.1	$2.8	$—	$229.4
Accounts receivable, net	—	473.2	654.2	27.1	—	1,154.5
Inventories	—	493.6	593.6	—	—	1,087.2
Other current assets	—	236.8	167.7	14.2	—	418.7

Total current assets	0.1	1,195.0	1,650.6	44.1	—	2,889.8
Facilities, net	—	570.6	1,046.0	—	—	1,616.6
Goodwill, net	—	183.4	1,084.3	—	—	1,267.7
Investment in subsidiaries	1,871.3	—	—	—	(1,871.3)	—
Long-term asbestos receivable	—	399.6	—	—	—	399.6
Other assets	—	408.3	235.9	23.9	—	668.1

Total assets	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$51.0	$25.6	$—	$—	$76.6
Current maturities of long-term debt	—	1.6	0.6	—	—	2.2
Other current liabilities	—	963.1	1,281.7	23.1	—	2,267.9

Total current liabilities	—	1,015.7	1,307.9	23.1	—	2,346.7
Long-term debt	—	1,379.5	49.6	—	—	1,429.1
Reserve for post-retirement benefits	—	275.5	468.6	—	—	744.1
Intercompany accounts, net	941.1	235.4	(1,082.8)	(93.7)	—	—
Long-term portion of asbestos liability	—	683.4	—	—	—	683.4
Other long-term liabilities	—	323.5	253.4	131.3	—	708.2

Total liabilities	941.1	3,913.0	996.7	60.7	—	5,911.5

Total shareholders’ equity (deficit)	930.3	(1,156.1)	3,020.1	7.3	(1,871.3)	930.3

Total liabilities and shareholders’ equity (deficit)	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

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

Note 12. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2005 (dollars in millions):

Segment	January 1, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	Other	September 30, 2005
Air Conditioning Systems and Services	$307.6	$2.3	$(4.3)	$(0.4)	$0.4	$305.6
Bath and Kitchen	604.6	1.7	—	(58.5)	(2.3)	545.5
Vehicle Control Systems	355.5	—	—	(38.8)	(0.2)	316.5

Total	$1,267.7	$4.0	$(4.3)	$(97.7)	$(2.1)	$1,167.6

The following table summarizes the Company’s intangible assets by asset classification as of September 30, 2005 and December 31, 2004:

Description	September 30, 2005 Gross Amount	September 30, 2005 Accumulated Amortization	September 30, 2005 Net	Expected Amortization for the Next 5 Years
Patents	$3.6	$(2.5)	$1.1	$(1.0)
Trademarks	7.9	(1.7)	6.2	(2.1)
Customer lists	1.3	(0.1)	1.2	(0.4)
Covenant not to compete	1.3	(0.9)	0.4	(0.4)
Other	1.8	(1.6)	0.2	(0.2)

Total	$15.9	$(6.8)	$9.1	$(4.1)

Description	December 31, 2004 Gross Amount	December 31, 2004 Accumulated Amortization	December 31, 2004 Net
Patents	$3.6	$(2.2)	$1.4
Trademarks	5.1	(1.7)	3.4
Customer lists	1.3	—	1.3
Covenant not to compete	1.0	(0.6)	0.4
Other	2.3	(1.6)	0.7

Total	$13.3	$(6.1)	$7.2

Note 13. Segment Data

Summary Segment and Income Statement Data

Dollars in millions

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales:
Air Conditioning Systems and Services	$1,599.0	$1,375.5	$4,484.0	$4,054.4
Bath and Kitchen	590.0	599.7	1,843.0	1,835.2
Vehicle Control Systems	435.0	420.9	1,392.3	1,266.8

Total Sales	$2,624.0	$2,396.1	$7,719.3	$7,156.4

Segment Income:
Air Conditioning Systems and Services	$214.8	$168.8	$521.3	$467.6
Bath and Kitchen	21.3	54.6	101.7	155.8
Vehicle Control Systems	57.3	56.9	193.0	169.2

Total Segment Income	293.4	280.3	816.0	792.6

Equity in net income of unconsolidated joint ventures	8.6	6.8	27.4	21.8

	302.0	287.1	843.4	814.4

Interest expense	28.9	28.7	89.1	86.5
Corporate and other expenses	51.8	58.4	154.9	177.5

Income before income taxes	221.3	200.0	599.4	550.4

Income Taxes	62.2	44.0	107.5	150.1

Net income applicable to common shares	$159.1	$156.0	$491.9	$400.3

Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with our receivable securitization programs (See Note 8 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2004), pension and post-retirement benefit costs related to the corporate functions listed above and accretion expense associated with the Company’s post-retirement benefit plans (See Note 6 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2004), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses.

The presentation of total segment income above is not in conformity with GAAP. Management believes that presenting this measure is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses.

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company operates in three major business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. Air Conditioning Systems and Services is a global manufacturer of commercial and residential heating, ventilation and air conditioning (HVAC) equipment systems and controls. Bath and Kitchen is a producer of bathroom and kitchen fixtures and fittings. Vehicle Control Systems designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

Sales – The Company analyzes its sales activity into the impacts from pricing initiatives and the volume and mix of products.

Productivity - The Company identifies the impact of key productivity programs in the areas of materials procurement, Six Sigma and labor.

Commodities – Each of the Company’s businesses use commodities such as steel, copper, aluminum and energy in the manufacturing process. The Company seeks to understand the impact of changing costs for these commodities on its performance.

Investments – The Company analyzes its ongoing costs for new products in each of its businesses and its investments in other sales and marketing programs in support of sales growth.

Critical Accounting Policies and Estimates

Commitments and Contingencies – The Company is subject to proceedings, lawsuits and other claims related to environmental, asbestos, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. In addition to the liability arising out of pending asbestos claims, the Company has recorded a liability for its exposure to unasserted future asbestos-related claims as well. The Company has also recorded a receivable for probable asbestos-related insurance recoveries. Both the recorded asbestos liability and the related receivable are based upon the Company’s and the Company’s advisor’s assumptions. As a result, both the recorded liability and the recorded receivable may change in the future, possibly by significant amounts, if new facts or developments require the Company to reassess such assumptions. These assumptions are described in greater detail below.

Prior to the fourth quarter of 2004, the Company recorded an asbestos liability and associated receivable only for filed asbestos claims. The liability was estimated based on claims resolved, the assessment of claims pending, the status of ongoing litigation, defense and settlement strategies and an assessment of other entities’ responsibilities for the claims. The receivable was based on an analysis of insurance coverage, the insurers’ financial strength and insurance payments made to date. Historically, costs associated with claims that might be filed against the Company in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability.

The Company concluded in the fourth quarter of 2004, that a reasonable estimate of the liability and associated receivable for unasserted potential future asbestos-related claims could be made and accordingly the Company recorded this liability and receivable in its financial statements. The Company retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz and Alschuler, Inc. (“HR&A”) to assist it in calculating an estimate of its total liability for pending and unasserted potential future asbestos-related claims. The following assumptions were used in determining this liability:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	Epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•	HR&A’s analysis of the number of people likely to file an asbestos-related personal injury claim against the company based on such epidemiological data and the Company’s most recent five-year claims history;

•	an analysis of the Company’s pending cases, by type of injury claimed;

•	an analysis of the Company’s most recent five-year history to determine the average settlement value of claims, by type of injury claimed;

•	an adjustment for inflation in the future average settlement value of claims, at a 3% annual inflation rate; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

In addition to the abovementioned liability, the Company has recorded a receivable for probable asbestos-related insurance recoveries. This receivable represents amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating the receivable the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees.

The Company is in litigation against certain carriers whose policies it believes provide coverage for pending claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company expects to enter into mediation or settlement negotiations with some of the insurers that are party to this suit in 2005.

Notwithstanding the fact that a portion of the Company’s insurance recovery receivable is the subject of litigation, the Company has concluded that its insurance receivable is probable of recovery because of the following factors:

•	the success of other companies in collecting under their insurance policies in comparable circumstances. The Company has reviewed numerous situations involving other companies and concluded that our facts and circumstances support collection;

•	the Company’s confidence in its right to recovery under the terms of its policies and pursuant to applicable law;

•	the nature of the issues raised in the New Jersey coverage litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•	the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. Our settlements in the New Jersey litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $98 million.

The Company reviews its estimates of the recorded asbestos-related liability and the related insurance receivables on a periodic basis to determine whether any adjustments are required. The Company may also adjust these estimates based upon the outcome of the court-ordered mediation referenced above and/or expected settlement discussions.

Financial Results Overview

Sales, net income and earnings per diluted share in the third quarter of 2005 all increased when compared to the third quarter of 2004. Sales were $2,624.0 million, up 9.5% from $2,396.1 million a year ago. Net income rose to $159.1 million from $156.0 million, up 2.0%. Earnings were $0.74 per diluted share, up 4.2% from $0.71 per diluted share a year ago. The Company benefited from improved pricing, volume increases, productivity improvements and the benefits from prior operational consolidations which were partially offset by mix of sales to lower margin products, continued commodity and logistics cost escalations and investments primarily in new product development and marketing. Net income in the third quarter of 2005 included tax benefits of $7.1 million primarily related to the recording of the amount to adjust the 2004 tax provision to the final U.S. tax return. In the third quarter of 2004, the Company made a decision not to distribute earnings of certain foreign subsidiaries and in connection with the completion of the Company’s U.S. tax return concluded that if they were to be redistributed that they would no longer result in a net tax. Accordingly, the Company recorded an $18.0 million tax benefit. Net income in the quarter also included $10.9 million of operational consolidation expenses ($6.6 million net of $4.3 million of tax benefits) as compared to $6.8 million ($4.8 million net of $2.0 million of tax benefits) in 2004 (see Note 8 of Notes to Financial Statements). The Company is assessing the ecomonics of additional operational consolidation activities.

Sales, net income and earnings per diluted share for the nine months ended September 30, 2005 all increased when compared to the first nine months of 2004. Sales were

$7,719.3 million, up 7.9% from $7,156.4 million a year ago. Net income rose to $491.9 million from $400.3 million, up 22.9%. Earnings were $2.26 per diluted share, up 24.9% from $1.81 per diluted share a year ago. Net income for the first nine-months of 2005 included tax benefits of $68.5 million resulting primarily from the resolution of tax audits, tax contingencies, the impact of other non-U.S. tax planning initiatives on prior tax years and the recording of an amount to adjust the 2004 tax provision to the final U.S. tax return. Net income in the first nine-months of 2004 included tax benefits of $18 million associated with the decision not to distribute earnings of certain foreign subsidiaries as discussed above. Net income for the nine-month period ended September 30, 2005 also included $55.5 million of operational consolidation expenses ($37.6 million net of $17.9 million of tax benefits) as compared to $19.9 million ($14.1 million net of $5.8 million of tax benefits) in the first nine-months of 2004 (see Note 8 of Notes to Financial Statements).

The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 13 of Notes to Financial Statements. Approximately half of the Company’s business is outside the U.S. Therefore, changes in exchange rates can have a significant effect on segment income when presented in U.S. dollars. Year-over-year changes in sales and segment income and, in certain cases, segment income as a percentage of sales, for 2005 compared with 2004 are presented both with and without the effects of foreign exchange translation. Presenting segment income excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

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

Total segment income as referred to in the below table represents the summation of segment income of the Company’s three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. The presentation of total segment income and total segment income as a percentage of sales is not in conformity with GAAP. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. See Note 13 of Notes to Financial Statements for reconciliation of total segment income to net income applicable to common shares.

Following is an analysis of changes in sales, total segment income and total segment income as a percentage of sales for the Company for the third quarter of 2005 compared with the third quarter of 2004, with and without the effects of foreign exchange translation.

(Dollars in millions)	Three Months Ended September 30, 2004 Reported	Three Months Ended September 30, 2005
		2005 Reported	Percentage Change Reported	Excluding foreign exchange translation
				2005 Adjusted Amount	Percentage Change Adjusted
Sales	$2,396.1	$2,624.0	9.5%	$2,605.6	8.7%
Total segment income	$280.3	$293.4	4.7%	$291.0	3.8%
Total segment income as a percentage of sales	11.7%	11.2%	(0.5) pts.	11.2%	(0.5) pts.
Net income applicable to common shares	$159.1	$156.0
Net income applicable to common shares as a percentage of sales	6.1%	6.5%

Sales in the third quarter of 2005 were $2,624.0 million, an increase of 9.5% (8.7% excluding favorable foreign exchange translation effects) from $2,396.1 million in the third quarter of 2004. Sales increased 16.2% for Air Conditioning Systems and Services, decreased 1.6% for Bath and Kitchen and increased 3.3% for Vehicle Control Systems. Sales for the first nine months of 2005 were $7,719.3 million, an increase of 7.9% (6.1% excluding favorable foreign exchange translation effects) from $7,156.4 million in the first nine months of 2004. Sales increased 10.6% for Air Conditioning Systems and Services, 0.4% for Bath and Kitchen and 9.9% for Vehicle Control Systems.

Total segment income was $293.4 million for the third quarter of 2005, an increase of 4.7% (3.8% excluding favorable foreign exchange translation effects) from $280.3 million in the third quarter of 2004. Segment income increased 27.3% for Air Conditioning Systems and Services, decreased 61.0% for Bath and Kitchen and increased 0.7% for Vehicle Control Systems. Total segment income for the third quarter of 2005 benefited $53.5 million from price, $31.2 million from volume and mix changes, productivity improvements of $26.1 million and benefits from previously announced operational consolidations of $13.5 million as compared to the third quarter of 2004. These improvements were partially offset by commodity cost and logistics cost increases of $46.9 million primarily due to increased steel, copper and fuel costs, labor cost escalations of $25.0 million, incremental investments of $25.2 million primarily in new product development and marketing and other operating expenses, third quarter 2005 operational consolidation expenses of $10.9 million (as compared to $6.8 million of operational consolidation expenses in 2004) and transactional foreign exchange effects of approximately $4.7 million. Although the Company continues to realize benefits from price increases, price increases still lag commodity cost increases by over $100 million since the beginning of 2004. Total segment income for the first nine months of 2005 was $816.0 million, an increase of 3.0% (1.1% excluding favorable foreign exchange translation effects) from $792.6 million in the first nine months of 2004. The increase in total segment income for the nine month period was attributable to the same items as mentioned above. Operational consolidation expenses for the first nine months of 2005 were $55.5 million as compared to $19.9 million in the first nine months of 2004.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Air Conditioning Systems and Services for the third quarter of 2005 compared with the third quarter of 2004, showing the effect of foreign exchange translation.

	Three Months Ended September 30, 2004 Reported	Three Months Ended September 30, 2005
(Dollars in millions)		2005 Reported	Percentage Change Reported	Excluding foreign exchange translation
				2005 Adjusted Amount	Percentage change Adjusted
Sales	$1,375.5	$1,599.0	16.2%	$1,587.7	15.4%
Segment income	$168.8	$214.8	27.3%	$214.3	27.0%
Segment income as a Percentage of sales	12.3%	13.4%	1.1 pts.	13.5%	1.2 pts.

Sales of Air Conditioning Systems and Services increased 16.2% (15.4% excluding favorable foreign exchange translation effects) to $1,599.0 million for the third quarter of 2005 from $1,375.5 million for the third quarter of 2004. Overall, sales benefited from continued growth in residential equipment sales, improvements in the commercial equipment market and growing parts and services sales. Sales benefited during the third quarter of 2005 from price increases of approximately $52.2 million with the remainder of the increase driven by volume and mix. In the first quarter of 2005, the Company announced price increases in each region in the range of 3-5%. Commercial equipment sales, which represent about 25% of total Company sales, increased 9.4% on a global basis. This was the fifth consecutive quarter of growing commercial equipment sales at an accelerated rate. Within the commercial equipment segment, global unitary sales were up 15.0%, and applied sales were up 3.5%. Sales increased 13.2% in the parts, services and solutions business.

The commercial equipment market in the U.S. was up an estimated 7% year-over-year, consisting of 2-3% growth in price and 4-5% growth in volume. In the third quarter of 2005, there were some pockets of strength in markets that are important to the Company such as education, which increased 7%; healthcare, which increased 9%; government, which increased 12% and lodging, which increased 13%. Markets in Europe were down slightly and the Middle East region continued its strong performance from the first six months of 2005. In Asia, demand slowed, with the softening of the Chinese market. Globally, orders were up 5% (excluding favorable foreign exchange translation effects) in the third quarter of 2005 as compared to 2004. In the Americas, total orders were up 7% following first and second quarter year-over-year increases of 6%. Internationally, orders were flat in the third quarter. Backlog at the end of the quarter was $646 million, up 6.3% from the third quarter of last year. This marks the seventh consecutive quarter of year-over-year backlog growth.

Sales of the Company’s residential products continued to grow, up 32.0% year-over-year. This increase was driven by the combination of improving mix and price. Continued favorable mix was driven by an increase in sales of higher efficiency models. Sales of higher efficiency models is expected to continue based on the government mandated transition to higher efficiency technology, minimum 13 Seasonal Energy Efficiency Ratio (SEER) requirement. The Company anticipates making investments in product launches associated with this transition in the fourth quarter of 2005. The residential market was up approximately 34% in units, resulting in higher sales volumes as compared to the third quarter of 2004. Higher than average temperatures during August and September contributed to the sales volume gains. Our inventory levels continue to be in line with our forecasts for both the industry and the distribution channel.

Sales for the nine months ended September 30, 2005 were $4,484.0 million up 10.6% when compared to sales for the nine months ended September 30, 2004 due to the same factors as mentioned above.

Segment income of Air Conditioning Systems and Services increased 27.3% (27.0% excluding foreign exchange translation effects) to $214.8 million in the third quarter of 2005 from $168.8 million in the third quarter of 2004. Segment income benefited from price increases of approximately $52.2 million, volume and mix increases of approximately $45.2 million, productivity improvements of $16.9 million and $4.8 million of benefits from previously announced operational consolidation activities. These improvements were partially offset by commodity cost increases associated with copper, steel and logistics of $33.8 million, labor cost escalations of $18.6 million, incremental investments primarily in new product development and marketing of $20.9 million and third quarter 2005 operational consolidation expenses of $3.4 million. There were $0.7 million of operational consolidation charges in the comparable prior year period.

Segment income increased 11.5% (11.1% excluding foreign exchange translation effects) to $521.3 million in the first nine months of 2005 from $467.6 million in the comparable prior period of 2004. The improvement in segment income during the first nine months of 2005 were primarily due to the same items as mentioned above. Operational consolidation expenses for the first nine months of 2005 were $25.0 million. In addition to the job eliminations taken in the third quarter of 2005, the Company recognized an $8.8 million charge in the second quarter primarily related to severance and job elimination expenses associated with the elimination of 272 jobs. Further, in the first quarter of 2005, Air Conditioning recognized a charge of $10.8 million for the impairment of goodwill and other long-lived assets and $0.7 million for severance associated with the closure of its Rockingham, NC manufacturing facility in the third quarter of 2005 and $1.3 million in charges from the first quarter of 2005 associated with a plan to transfer production to a lower cost production facility in North America and salaried severance.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Bath and Kitchen for the third quarter of 2005 compared with the third quarter of 2004, showing the effect of foreign exchange translation.

	Three Months Ended September 30, 2004 Reported	Three Months Ended September 30, 2005
(Dollars in millions)		2005 Reported	Percentage Change Reported	Excluding foreign exchange translation
				2005 Adjusted Amount	Percentage Change Adjusted
Sales	$599.7	$590.0	(1.6)%	$587.5	(2.0)%
Segment income	$54.6	$21.3	(61.0)%	$20.9	(61.7)%
Segment income as a Percentage of sales	9.1%	3.6%	(5.5)pts.	3.6%	(5.5) pts.

Sales for Bath and Kitchen decreased 1.6% (2.0% excluding favorable foreign exchange translation effects) to $590.0 million in the third quarter of 2005 from $599.7 million in the third quarter of 2004. Sales were up 1.4% in Europe which is the Company’s largest region for this segment, down 7.2% in the Americas and up 3.4% in Asia (excluding favorable foreign exchange translation effects). Consistent with the second quarter, sales in Europe and the Americas were impacted by unfavorable mix, as sales of lower margin economy products were greater than higher margin luxury products. Sales volume in the Americas was unfavorably impacted by reduced sales in both the retail and wholesale channel. Sales for the nine months ended September 30, 2005 were $1,843.0 million up 0.4% when compared to sales for the nine months ended September 30, 2004. Sales for the nine months ended September 30, 2005 were impacted by the third quarter 2005 factors described above as well as product availability issues in Europe in the first half of 2005.

Segment income for Bath and Kitchen decreased 61.0% (down 61.7% excluding favorable foreign exchange translation effects) to $21.3 million in the third quarter of 2005 from $54.6 million in the third quarter of 2004. Segment income was negatively impacted by unfavorable volume and mix of approximately $18.5 million, approximately $11.2 million of logistics and commodity cost increases, including energy and certain metals and unfavorable transactional foreign exchange effects of approximately $6.3 million. Segment income was also adversely impacted by materials and labor cost escalations and other operating cost increases of approximately $9 million and other productivity and production issues. The Company expects all of these factors to have a negative impact for the remainder of 2005. These were partially offset by $7.2 million in price gains and the benefits of previously announced operational consolidation expenses of $6.2 million. In the third quarter of 2005, Bath and Kitchen recorded $6.5 million of operational consolidation expenses. The majority of the third quarter charges were associated with severance, asset impairments and other related costs pertaining to plans initiated in the first half of 2005. Operational consolidation expenses were $5.1 million in the third quarter of 2004. Segment income decreased 34.7% (36.9% excluding favorable foreign exchange translation effects) to $101.7 million in the first nine months of 2005 from $155.8 million in the comparable period of 2004. The decrease in segment income in the first nine months of 2005 was largely the result of the same items as mentioned above. Operational consolidation expenses for the first nine months of 2005 were $22.5 million as compared to $18.0 million in the first nine months of 2004. The charge for the first nine months of 2005 included the third quarter actions described above as well as $8.8 million of severance and employee cost charges associated with a program initiated in the second quarter of 2005 related to the reorganization of the fittings business manufacturing operations in Europe, $5.0 million of severance and asset impairment charges associated with programs initiated prior to the third quarter of 2005 in Asia and Europe designed to streamline manufacturing operations and administrative processes, and $2.2 million of charges related to the reorganization of an administrative process related to a 2004 program.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Vehicle Control Systems for the third quarter of 2005 compared with the third quarter of 2004, showing the effect of foreign exchange translation.

(Dollars in millions)	Three Months Ended September 30, 2004 Reported	Three Months Ended September 30, 2005
		2005 Reported	Percentage Change Reported	Excluding foreign exchange translation
				2005 Adjusted Amount	Percentage Change Adjusted
Sales	$420.9	$435.0	3.3%	$430.4	2.3%
Segment income	$56.9	$57.3	0.7%	$55.8	(1.9)%
Segment income as a percentage of sales	13.5%	13.2%	(0.3) pts.	13.0%	(0.5)pts.

Sales of Vehicle Control Systems for the third quarter of 2005 were $435.0 million, an increase of 3.3% (2.3% excluding the favorable effects of foreign exchange) from $420.9 million in the third quarter of 2004, due to increased content per vehicle, including new applications, and strong aftermarket growth. This increase was partially offset by $5.9 million of pricing decreases and a small decline in the Western Europe truck and bus production markets. Sales in Europe, the Company’s largest market, decreased 0.6% (flat excluding the favorable effects of foreign exchange). The impact of price and overall industry production decreases on total European sales was moderated by improved aftermarket sales. Sales increased 6.7% in North America. In Asia and Latin America, our sales increased 13.1% and 9.6%, respectively (excluding the favorable effects of foreign exchange), outperforming the growth of the truck and bus markets in those regions. Total aftermarket sales for the third quarter increased 10.5% (excluding the favorable effects of foreign exchange). Sales for the nine months ended September 30, 2005 were $1,392.3 million up 9.9% when compared to sales for the nine months ended September 30, 2004. The sales increases recognized in the first nine months of 2005 were driven by the same factors as discussed above. Backlog at the end of the quarter was $728 million, down 3.1% (flat excluding favorable foreign exchange translation effects) from the third quarter of last year.

Segment income for Vehicle Control Systems for the third quarter of 2005 increased 0.7% (down 1.9% excluding favorable foreign exchange translation effects) to $57.3 million from $56.9 million in the third quarter of 2004. Segment income benefited from volume and mix increases of $4.5 million, productivity improvements of $10.2 million, benefits of previously announced operational consolidation expenses of $2.5 million and favorable foreign exchange translation effects of $1.5 million. These improvements were partially offset by price decreases of $5.9 million, incremental investments primarily in new product development and marketing of $4.9 million, labor cost escalations of $3.2 million, higher warranty expense of approximately $2.8 million and $1.0 million of operational consolidation expenses. The third quarter operational consolidation expenses were associated with severance relating to 2005 plans. Operational consolidation expenses were $1.0 million during the third quarter of 2004. Segment income increased 14.1% (8.6% excluding favorable foreign exchange translation effects) to $193.0 million in the first nine months of 2005 from $169.2 million in the comparable prior period of 2004. Segment income for the first nine months of 2005 increased as a result of the same items as described above.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures increased to $8.6 million in the third quarter of 2005 from $6.8 million in the third quarter of 2004 and increased to $27.4 million for the first nine months of 2005 as compared to $21.8 million in the first nine months of 2004. These increases primarily resulted from the performances of our air conditioning compressor joint venture in the U.S. and our Meritor WABCO joint venture in the U.S. The improved performance of our Meritor WABCO joint venture was largely due to improved market conditions in North America.

Interest expense increased $0.2 million in the third quarter of 2005 compared with the third quarter of 2004 and increased $2.6 million for the first nine months of 2005 to $89.1 million from $86.5 million in the comparable prior period as higher interest rates on our debt balances exceeded the benefit of lower average debt balances.

Corporate and other expenses in the third quarter of 2005 decreased $6.6 million to $51.8 million from $58.4 million in the third quarter of 2004 due principally to, reduced asbestos indemnity expenses of $4.0 million and realized foreign exchange transaction gains of approximately $2.0 million. Corporate and other expenses for the nine months ended September 30, 2005 amounted to $154.9 million, down $22.6 million from $177.5 million in the nine months ended September 30, 2004. The decrease in corporate and other expenses for this period was driven by the year to date impact of the third quarter factors described above. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 13 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision for the third quarter of 2005 was $62.2 million, or 28.1% of pre-tax income, compared with a provision of $44.0 million, or 22.0% of pre-tax income in the third quarter of 2004. The effective income tax rate for the third quarter of 2005 included the recording of an amount to adjust the 2004 tax provision to the final U.S. tax return. In the third quarter of 2004, the Company made a decision not to distribute earnings of certain foreign subsidiaries and in connection with the completion of the Company’s U.S. tax return concluded that if they were to be redistributed that they would no longer result in a net tax. Accordingly, the Company recorded an $18 million tax benefit. The tax provision for the first nine months of 2005 was $107.5 million, or 17.9% of pre-tax income, compared with a provision of $150.1 million or 27.3% of pre-tax income for the nine months ended September 30, 2004. The effective income tax rate for the first nine months of 2005 benefited from the resolution of tax audits, tax contingencies, the impact of certain tax planning initiatives on prior tax years and an amount to adjust the 2004 tax provision to the final U.S. tax return.

We expect the Company’s effective income tax rate to be approximately 30%, excluding the impact of the resolution of tax audits, tax contingencies and certain non-U.S. tax planning initiatives discussed above, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings.

Liquidity and Capital Resources

Cash flow provided by operating activities was $536.5 million in the first nine months of 2005 as compared to cash flows provided by operating activities of $462.6 million in the first nine months of 2004, an improvement of $73.9 million. The increase was primarily driven by higher net income of $91.6 million. Investments in working capital were flat compared to 2004, although investments in inventory and accounts receivable decreased as compared to the first nine months of 2004. Inventory reduction will continue to be a focus for the remainder of 2005. Higher net income was partially offset by higher warranty payments of $17.7 million and higher cash payments related to previously announced operational consolidation activities of $10.1 million.

In investing activities, the Company made capital expenditures of $188.3 million in the first nine months of 2005 as compared to capital expenditures of $119.0 million in the first nine months of 2004. The increase in capital expenditures primarily resulted from capital outlays associated with the ongoing development of our new 13 SEER air conditioning products, modernizing a product line in the commercial Air Conditioning Systems and Services segment and expanding our air conditioning compressor manufacturing operations. The Company spent $20.0 million on investments in affiliated companies primarily related to purchasing additional ownership in certain of its majority owned joint ventures in Europe and Asia from minority shareholders and the purchases of sales office operations in Air Conditioning Systems and Services as compared to no such investments in 2004. Proceeds from the sale of property, plant and equipment were higher in 2005 and included a lease buyout executed by a customer totaling $13.2 million.

The excess of cash provided by operating and investing activities for the first nine months of 2005 was $330.5 million. Incremental borrowings for the first nine months of 2005 were $174.2 million. The Company used the majority of this excess cash to purchase the Company’s stock, and make dividend payments.

On October 6, 2005, the Board of Directors of the Company approved the payment of a dividend of $0.15 per share of common stock to be paid on December 20, 2005, to shareholders of record as of December 1, 2005.

On July 7, 2005, the Company replaced the primary bank credit agreement in existence as of June 30, 2005 with a new senior, unsecured, five-year, $1 billion multi-currency revolving credit facility available to the Company and certain subsidiaries. The new facility, which expires on July 7, 2010, reflects improved pricing and other modifications reflecting the Company’s investment grade rating.

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

During the third quarter of 2005, the Company cancelled a Euro-denominated, 364-day bank credit agreement as the Company determined it no longer needed the facility. In addition, the Company has other lines of credit for $20.7 million.

On March 29, 2005 the Company executed an agreement with several purchasers to sell senior notes with a principal amount of $200 million with a maturity date of April 1, 2015. The senior notes were issued on April 1, 2005 and resulted in proceeds to the Company of $198.2 million. The senior notes bear an interest rate of 5 1/2% and interest is payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The proceeds from the issuance of the notes were used by the Company to repay the majority of the $208 million of 7 3/8 % senior notes that matured on April 15, 2005.

At September 30, 2005, total indebtedness of the Company was $1,623.3 million. The Company had remaining borrowing capacity under its primary bank credit agreement at September 30, 2005 of $690.0 million after reduction for borrowings of $230.0 million and $80.0 million of outstanding letters of credit. The Company had $8.0 million available under other bank credit facilities after reduction for letters of credit usage of $12.7 million. In addition, the Company had $238.9 million available at September 30, 2005 under overdraft facilities that can be withdrawn by the banks at any time. In addition, the Company had other outstanding letters of credit issued by other banks of $59.3 million as of September 30, 2005.

Consistent with prior quarters, at September 30, 2005, the Company was restricted from remitting approximately $74.0 million from China to the U.S. due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its cash flows from operations. The Company is currently analyzing the economics of repatriating foreign earnings under the American Jobs Creation Act of 2004. A decision will be made in the 4th quarter of 2005, as to whether or not any foreign earnings will be repatriated.

The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540.0 million of a $1.0 billion shelf registration statement filed with the Securities and Exchange Commission and access to public and private debt markets will be sufficient to meet the Company’s expected operating needs and planned capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. The facility in Europe was renewed in May 2005. The Company renewed the U.S. facility prior to its scheduled expiration on September 7, 2005. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $76.2 million extending from 2005 to 2022, under long-term service and maintenance contracts related to its air conditioning systems and services business. Through September 30, 2005 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

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

Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems markets;

•	the extent to which the Company will be able to realize the estimated savings from Materials Management and Six Sigma initiatives;

•	additional developments, which may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims, criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining the supply of basic materials such as steel, aluminum, copper, clays, electronics and energy necessary to avoid disruptions of operations;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2005;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies;

•	adoption of new accounting pronouncements promulgated by the FASB or other accounting standard setting agencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; and

•	the extent to which the Company will be able to realize the estimated savings from operational consolidation programs.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, the trial court set a November 14, 2005 trial date on the Company’s reinstated counterclaims, including fraud, and limited portions of Haynes’ initial claims.

As previously disclosed, in November 2004 the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. Because the European Commission’s investigation is in its early stages, and the Company has not been accused of any wrong-doing, the Company is unable to reasonably estimate the loss or range of loss that may result from the investigation.

As previously disclosed, on February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. The Company is cooperating fully with this investigation. Also in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated (In re Bath & Kitchen Fixtures Antitrust Litigation, No. 05-cv-00510), and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action. The other defendants in the federal action have also filed motions to dismiss. The California cases have been coordinated in the San Francisco Superior Court (State Indirect Purchaser Bathroom Fittings Litigation, Cal. J.C.C.P. No. 4115). None of these civil lawsuits specify the amount of damages claimed. The Company believes that these lawsuits are the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously.

As previously disclosed, the Company is in litigation against certain of its carriers whose policies it believes provide coverage for asbestos claims. In April 1999, the Company filed an action in the Superior Court of New Jersey, Middlesex County (American Standard Inc. v. Admiral Insurance Company, et al., No. MID-L-1429-99) against various of its primary and lower layer excess insurance carriers seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ

Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit to mediation. The Company expects to enter into settlement negotiations with the insurers that are party to the NJ Litigation, including with some in the fourth quarter of 2005 and in early 2006.

See also Note 6 of Notes to Financial Statements for additional discussion of legal proceedings. See Note 6 of Notes to Financial Statements for discussion of the expected impact on liquidity from future asbestos indemnity payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On February 3, 2005, the Company’s Board of Directors approved $400 million to purchase shares of the Company’s common stock in the open market. As of September 30, 2005, the unexpended authorization on the current program totaled $122.1 million. A summary of the repurchase activity for the first nine months of 2005 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31 (b)	1,010,699		$39.77	885,700	$27,219,801
February 1-February 28	988,900		$45.05	988,900	$382,669,756
March 1-March 31	1,478,200		$47.05	1,478,200	$313,125,967

Total first quarter	3,477,799		$44.54	3,352,800

April 1 – April 30	563,600		$45.54	563,600	$287,458,942
May 1 – May 31	1,091,300		$43.65	1,091,300	$239,827,269
June 1 – June 30	1,064,100		$43.15	1,064,100	$193,916,579

Total second quarter	2,719,000		$43.84	2,719,000

July 1 – July 31	368,635		$43.71	368,635	$177,802,731
August 1 – August 31	806,335		$44.47	806,335	$141,941,454
September 1 – September 30	427,864		$46.28	427,864	$122,141,837

Total third quarter	1,602,834		$44.78	1,602,834

Total through September 30	7,799,633	(c)		7,674,634

(a)	As of December 31, 2004, the Company had one unexpended authorization by the Board of Directors under its share repurchase program. The authorization by the Board of Directors on December 4, 2003, approved the purchase of shares in an amount not to exceed $250,000,000 with no expiration date. The unexpended balance of $62,446,908 under that authorization as of December 31, 2004, was used to repurchase shares in the first quarter of 2005.
(b)	Includes 124,999 shares that were returned to the Company by the Chief Executive Officer to satisfy his withholding tax liabilities upon the vesting of 250,000 shares of restricted stock.
(c)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Brad M. Cerepak
Brad M. Cerepak
Vice President and Controller
(Principal Accounting Officer)

October 26, 2005

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description

10.1	American Standard Companies Inc. Corporate Officer Severance Plan (as Amended and Restated as of October 6, 2005)

10.2	American Standard Companies Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through October 6, 2005

10.3	American Standard Companies Inc. Change of Control Severance Plan, Restated to include all amendments through October 6, 2005

12	Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002