Form 10-K
period 2005-12-31
AMERICAN STANDARD COMPANIES INC
filed 2006-02-24
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2005 was approximately $8.8 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the close of business on February 21, 2006: Common Stock, $.01 par value, 204,876,656 shares.

Documents incorporated by reference:

Document (Portions only)	Part of the Form 10-K into which document is incorporated.
Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders to be held on May 3, 2006	Part III

Important Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. For further information as to important risks and factors that could cause actual results to differ materially from management’s expectations, see “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Information Concerning Forward-Looking Statements”, and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

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

Business Segments

American Standard is a global, diversified manufacturer of high-quality, brand-name products in three major business segments: air conditioning systems and services; bath and kitchen fixtures and fittings; and vehicle control systems. American Standard is one of the largest providers of products in each of its three major business segments. Each of the segments is discussed below.

Air Conditioning Systems and Services Segment (“Air Conditioning”)

Air Conditioning Systems and Services, the largest of the Company’s businesses, is a leading global manufacturer of commercial and residential heating, ventilation and air conditioning (“HVAC”) equipment, systems and controls:

•	Trane products are in over half of all commercial buildings in North America.

•	Every minute of every day on average, one of the Company’s residential air conditioning systems is installed in the U.S.

Air Conditioning also provides after-market parts to the HVAC industry, contracting for the installation and maintenance of commercial HVAC systems featuring its products, and service for its commercial products and those of other manufacturers. The business markets and sells its products and services globally under the TRANE® name and, for U.S. residential and light commercial applications, under both the TRANE® and AMERICAN STANDARD® names.

Trane was founded in La Crosse, Wisconsin, in 1864 and became part of American Standard in 1984. The business strategy for the commercial market is to provide commercial customers with integrated systems and solutions including equipment, controls, parts and services that make their buildings – and therefore their businesses – perform better. The business strategy for the residential market is to provide homeowners with total home comfort solutions including equipment and controls to create an ideal home environment.

Air Conditioning, with revenues of $6.015 billion in 2005, accounted for 59 percent of the Company’s sales and 65 percent of its 2005 segment income.

Customers and key markets

Approximately 60 percent of Air Conditioning’s revenue in 2005 was from sales of equipment, parts and services to the replacement, renovation and repair market segment, and the remainder from new construction. Revenue from the commercial and residential markets accounted for approximately 70 percent and 30 percent, respectively, of Air Conditioning’s total revenue in 2005. Air Conditioning derived 26 percent of its 2005 revenue from sales outside the U.S.

Air Conditioning has operations in North America, Europe and Middle East, Asia, Australia and Central and South America. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products and services

Products manufactured by Air Conditioning include:

•	Large commercial systems consisting of chillers, air handlers and terminal devices such as variable air volume units and fan coils.

•	Light and large commercial unitary systems.

•	Split-system and packaged residential systems including condensing units, furnaces, air handlers, heat pumps, coils and air filtration devices.

Air Conditioning also produces a wide range of HVAC controls including:

•	Thermostats that regulate room and building temperature.

•	Unit controls to optimize and manage the performance of each unit.

•	HVAC system controls that optimize the system’s performance.

•	Integrated building automation systems that automatically control a building’s performance, including its energy consumption, air quality and comfort as well as lighting, fire, safety and security control systems.

The business offers high-energy efficiency system options for every commercial building type around the world. In addition, residential air conditioning is introducing two other home environment platforms in 2006 and 2007 including custom comfort controls and new high efficiency product solutions. Energy efficiency means greater comfort for building occupants and homeowners, lower energy and raw material use such as oil and natural gas, and less impact on other environmental factors. Examples of Trane’s energy efficient commercial systems include:

•	EarthWise CenTraVac centrifugal chiller, which is up to 13.6 percent more efficient than the next available product.

•	Energy recovery systems that use less energy to cool and heat during all seasons and provide free energy for the creation of hot water.

•	The XL19i two stage split system air conditioner and heat pump that can save consumers more than 60 percent in operating cost compared with a 10-year-old existing unit.

•	Variable speed indoor systems that are highly efficient to operate. In continuous fan mode, the operating cost can be up to 90 percent less than a standard model.

The residential business also launched the healthy air systems platform of new products to distributors and dealers at the end of 2005 with a major consumer marketing launch planned for 2006. The platform is based on investments in an exclusive indoor air filtration technology that removes up to 99.98 percent of all allergens and particles from the filtered air down to 0.3 microns in size. This filter efficiency is up to 100 times more effective than a standard one inch air filter used in most homes.

The Company sells a variety of commercial service agreements covering both its own and its competitors’ equipment and systems. It also sells optional extended warranties on its own equipment.

Marketing and sales

Air Conditioning has a broad global network of company-owned and independent sales offices, independent agents and wholesale distributors distributing its products primarily through two separate channels:

•	A commercial channel.

•	A dealer channel.

The commercial channel is served by 197 company-owned and independent commercial sales offices (“CSO”), 39% are in the U.S. and Canada and the remainder throughout Europe, the Middle East, Latin America and Asia Pacific regions. CSOs work with building owners or their agents, such as architects and consulting engineers, to design and apply state-of-the-art HVAC systems to various buildings and sell equipment, systems and controls primarily to mechanical contractors.

A growing area is sales direct to building owners or sales directed by owners, primarily through national account relationships with owners or operators who manage a distributed network of facilities such as retail and hospitality chains, federal, state and local governments and agencies and process manufacturers such as pharmaceutical or electronics companies.

In addition to selling original equipment, Trane CSOs manage a network of more than 140 parts centers serving the needs of Company-owned and independent HVAC service companies. The parts centers are either separate locations or part of the CSO locations. The CSOs also have an extensive network of service technicians and applications engineers who provide design, installation, consulting and maintenance services and controls contracting. Outside the U.S. and Canada, CSOs sell residential products to independent dealer/installers in addition to servicing the commercial channel.

The dealer channel in the U.S. and Canada is served by Company-owned sales offices and independent wholesale distributors. These sales offices and distributors have more than 500 stocking locations that sell Trane and American Standard residential and light commercial unitary products (up to 25 tons) to dealers and contractors who sell and install the equipment. TRANE® brand residential products are well positioned in the retail sales channel through an arrangement with the Home Depot, the leading home improvement retailer in the U.S., to market certain central heating and air conditioning systems through the Company’s dealers to residential customers.

Competitors and competitive advantages

Air Conditioning competes in all of its markets on the basis of the breadth, quality and reliability of its products and services; innovation and technological leadership; energy efficiency; price; and value. Its major competitors are:

•	Residential products in the U.S.: Carrier, Goodman Industries, Lennox, Rheem and York, recently acquired by Johnson Controls, Inc.

•	Commercial equipment globally: Carrier, McQuay, Daiken and York, recently acquired by Johnson Controls, Inc.

•	Control products in the U.S. and Canada: Honeywell International Inc., Johnson Controls and Siemens.

Organization

The business today employs approximately 27,100 people and had 29 production facilities worldwide. Its principal manufacturing operations are in Brazil, China, Egypt, France, Malaysia, Mexico, Taiwan, Thailand, the U.K. and the U.S. Its headquarters offices are in Piscataway, New Jersey and Tyler, Texas with its international headquarters in Brussels, Belgium and Shanghai, China. In 2005, the business opened a new factory in Zhongshan, China as part of its commitment to the growing commercial market in Asia.

For sales, segment income and assets by geographic region and end markets and a discussion of backlog, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. of Notes to Financial Statements.

Recent developments

In December 2005, Johnson Controls, Inc. (JCI) completed its acquisition of York International, a global supplier of HVAC equipment and services in an effort to broaden its offerings of products and services to the HVAC industry.

In U.S. residential markets, air conditioners and heat pumps manufactured after January 23, 2006 must meet the Department of Energy’s new minimum efficiency standard of 13 SEER (Seasonal Energy Efficiency Ratio). As a result, the business’ residential product lines and manufacturing facilities were totally redesigned to comply with the new standards and we are completely transitioned to 13 SEER. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of this transition on results of operations.

Bath and Kitchen Segment (“Bath and Kitchen”)

The Company’s Bath and Kitchen business is the world’s largest global manufacturer of bath and kitchen products – including toilets, sinks, tubs, faucets, accessories and related products. Bath and Kitchen also has one of the longest histories in the industry, originating in 1875 as Standard Sanitary Manufacturing Company. Today, the business holds leading positions in key markets around the world.

Bath and Kitchen’s strategy is to make the most of its unique global capabilities to develop and deliver style and performance for customers and consumers. Total 2005 sales were $2.418 billion, which represented 23 percent of the Company’s total sales. In 2005, Bath and Kitchen contributed 10 percent of the Company’s segment income.

Customers and channels of distribution

The business manufactures and distributes products in Europe, the Americas (primarily the U.S., Canada, Mexico and Brazil) and Asia. For more information about sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bath and Kitchen’s products are sold through retail and wholesale sales channels for residential and commercial markets throughout the world. In 2005, residential sales (renovation and item replacement, new construction) represented 80 percent of the Americas market, 78 percent of the European market and 69 percent of the Asia market. The Americas and European markets are primarily driven by renovation, while the Asian market is driven somewhat more by sales from new construction. In 2005, sales to commercial markets represented 19 percent of Americas’ and Europe’s total sales and approximately 31 percent of total sales in Asia. The replacement and remodeling market (commercial and residential) alone accounted for about 60 percent of Bath and Kitchen’s sales in Europe and the Americas and about 20 percent of sales in Asia.

Bath and Kitchen’s products are often installed by plumbers and contractors. Sales also continue to expand through do-it-yourself (“DIY”) retail home centers such as Home Depot and Lowe’s in the U.S., B&Q in Europe and Asia and Castorama in Europe. In 2005, sales through DIY retail home centers represented approximately 45 percent of Bath and Kitchen’s sales in the Americas, less than 5 percent of Bath and Kitchen’s sales in Europe and approximately 8 percent of Bath and Kitchen’s sales in Asia.

Within the wholesale channel, Bath and Kitchen serves global customers such as Wolsley and Saint-Gobain. The showroom business has also developed within the wholesale channel for consumers, designers and architects who want to see products in a higher service environment.

Key markets

Bath and Kitchen conducts business primarily in three regions of the world: Europe, the Americas and Asia.

•	Sales from the European region represented 53 percent of 2005 Bath and Kitchen sales.

•	Sales from the Americas region represented 40 percent of 2005 Bath and Kitchen sales.

•	Sales from the Asia-Pacific region represented 7 percent of 2005 Bath and Kitchen sales.

Products and services

Bath and Kitchen produces three broad types of products:

•	Fixtures, which are toilets, sinks, tubs and bidets, represented 50 percent of 2005 Bath and Kitchen sales.

•	Fittings, which are faucets, showerheads and showering systems, represented 26 percent of 2005 Bath and Kitchen sales.

•	Acrylic and wellness products, which are specialty tubs, whirlpools, showering enclosures and “super showers.” These represented 13 percent of 2005 Bath and Kitchen sales.

Bath and Kitchen also produces Americast® tubs and sells accessories for the kitchen sink and bathroom including towel racks, mirrors, soap dispensers and soap holders. The business also produces and markets an array of furniture systems and vanities for the bathroom. Sales for these accessories and other products accounted for 11 percent of 2005 Bath and Kitchen sales.

Marketing and brands

Bath and Kitchen has a strong portfolio of well-known brands to address a variety of market segments in each region:

Brand portfolio
Market segment	Americas	Asia	Europe
Premium	JADO/Porcher	JADO	JADO

Mass Market	American Standard	American Standard	Ideal Standard

Value			Armitage Shanks Ceramica Dolomite

Competitors and competitive advantages

Bath and Kitchen competes with a number of global, regional and local companies. In Europe, the major competitors are:

•	Fittings: Hansgrohe (Masco) and Grohe

•	Fixtures: Kohler, Sanitec, Roca/Laufen and Villeroy & Boch

•	Whirlpools: Jacuzzi and Teuco

In the Americas, the major competitors are:

•	Fittings: Delta (Masco), Moen (Fortune Brands), Price Pfister (Black and Decker) and Kohler

•	Fixtures: Kohler, Crane, Eljer and TOTO

•	Whirlpools: Jacuzzi

In Asia, TOTO, Kohler and a host of local brands are the prime competitors. All of the competitors globally have to compete with an array of low-cost suppliers in these markets.

One way that Bath and Kitchen competes is by developing new products with style and performance that are more valued by Bath and Kitchen’s customers and consumers. To deliver style, Bath and Kitchen continues to:

•	Introduce bathroom suites by internationally known designers and architects to meet the tastes and styles of the marketplace.

•	Offer “total bathroom” solutions that provide customers and consumers with fully coordinated and integrated suites of products, including sinks, toilets, faucets, tubs, showers, bathroom furniture and accessories.

•	Expand its presence in customer- and company-owned high-quality showrooms and showplaces featuring its higher-end products in certain countries. These programs, along with expanded sales training activities, have enhanced the image of Bath and Kitchen’s products with interior designers, decorators, consumers and plumbers.

To deliver performance, Bath and Kitchen is introducing a variety of new products that consumers want and need in a variety of areas:

•	Hygiene and other advanced features: New faucets with hygienic surface technologies, electronic controls, anti-leak and anti-scald features.

•	Comfort: New flat jets have been designed for whirlpools that provide enhanced therapeutic treatment and comfort, and a line of super showers and luxury whirlpool features will be introduced in Europe in 2006.

•	Water conservation: The Champion® toilet, with America’s Best™ Flushing System, was launched in China, Korea and Thailand, following its successful U.S. launch in 2004. The 4.8 Liter FloWise™ toilet will launch in China with the 4 Liter model to follow shortly. FloWise™ technology is of interest to the Chinese market because of its ability to reduce water usage.

•	Ease of use and installation: An easy-to-install faucet called SpeedConnect™ and an easy-to-clean faucet called EverClean™ will launch in the Americas in 2006.

Organization

Bath and Kitchen employs approximately 27,000 people and had 57 production facilities worldwide.

For sales, segment income and assets by geographic region and end markets and a discussion of backlog, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. of Notes to Financial Statements.

Recent developments

In January 2006, Home Depot announced plans to acquire Hughes Supply Inc. Both businesses are customers of American Standard’s Bath and Kitchen business.

Vehicle Control Systems Segment

Vehicle Control Systems (“VCS”), operating under the WABCO® name, produces a variety of control systems that improve vehicle safety and reduce overall vehicle operating costs for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. Specifically, VCS manufactures and sells advanced braking, stability, suspension and transmission control systems.

VCS is a worldwide technology leader in its field. VCS is responsible for many innovations including:

•	First heavy-duty truck anti-lock braking system (ABS).

•	First electronically controlled air suspension (ECAS) system for commercial vehicles.

•	First commercial vehicle automatic transmission controls.

•	First electronic stability control (ESC) system for commercial vehicles.

•	First integrated vehicle tire pressure monitoring system (IVTM) for commercial vehicles, developed in partnership with Michelin.

VCS products are included in two out of three commercial vehicles with advanced vehicle control systems and increasingly are used in luxury and mid-sized cars and sport utility vehicles (“SUV”). The business’ strategy for growth is to provide more components and systems throughout the life of a vehicle, from design and development to the after-market, in more parts of the world.

Founded in the U.S. in 1869 as Westinghouse Air Brake Company (“WABCO”), VCS was acquired by American Standard in 1968. VCS’ 2005 sales of $1.831 billion represented 18 percent of American Standard Companies’ sales and 25 percent of its segment income. Sales in Europe represented 75 percent of VCS’ 2005 revenue.

Customers and key markets

VCS’ products are sold directly to vehicle and component manufacturers around the world. Replacement parts are sold through both original equipment manufacturers (“OEM’s”) and an independent after-market distribution network.

VCS has a strong reputation for technological innovation and is a leading systems development partner with several major vehicle manufacturers. Some of VCS’ largest customers are DaimlerChrysler (Mercedes and Freightliner), Fiat (IVECO), Ford, General Motors, Hino, Hyundai, ITE, MAN, Nissan, Paccar (DAF, Kenilworth, Leyland and Peterbuilt), Porsche, Scania, Volkswagen and Volvo (Mack and Renault).

In 2005, DaimlerChrysler’s global logistics organization and IVECO honored WABCO as a “supplier of the year,” and readers of three leading German trade magazines voted WABCO “best brand in brakes.”

The business manufactures and distributes products in the Americas (primarily the U.S. and Canada), Brazil, Asia and Europe. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products and services

VCS manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. The business is also a leader in improving highway safety, with products that help drivers avoid accidents by enhancing vehicle responsiveness and stability. For example, VCS offers a stability control system for trucks and buses that constantly monitors the vehicle’s motion and dynamic stability. If the system detects danger—such as the driver swerving to avoid another vehicle—it responds by applying the brakes at specific wheels, or slowing the vehicle down to prevent instability or a rollover.

VCS’ largest-selling products are pneumatic anti-lock braking systems (“ABS”), related electronic braking systems (“EBS”) and conventional components such as actuators, compressors and transmission automation products for heavy- and medium-sized trucks, trailers and buses. VCS also supplies advanced electronic suspension controls to the luxury car and SUV markets in Europe and North America.

The Company believes that automated transmission control will be increasingly important in the trucking and transport industry worldwide. Leading European truck manufacturers include VCS’ electronic controls for automated transmissions as standard or optional equipment for heavy- and medium-duty vehicles.

VCS has increased sales in recent years in part by developing additional integrated systems for vehicles including driver-assistance products such as adaptive cruise control and active safety systems such as stability control systems.

Other new products under development include further advancements in electronic braking, stability and safety controls, telematic systems that monitor vehicle system data and driveline-control and suspension-control systems.

In recent years, VCS has also increased sales by extending the geographic scope, product range and service offerings of its after-market activities. It has added new service centers, an increasing range of diagnostic software and advanced technical training to customers’ employees at distributors, fleets and maintenance workshops.

Competitors and competitive advantages

VCS’ principal competitor is Knorr/Bremse (Knorr’s U.S. subsidiary is Bendix Commercial Vehicle Systems). VCS competes primarily on the basis of customer service, quality and reliability of products, global technological leadership, vehicle life-cycle expertise, and price and value.

Organization

Headquartered in Brussels, Belgium, the business employs approximately 6,900 people and had 13 production facilities worldwide. Its primary manufacturing operations are in Brazil, China, France, Germany, Poland, the Netherlands, South Korea and the United Kingdom. In 2005, VCS opened a new factory and distribution center in Qingdao, People’s Republic of China.

In addition, VCS has the following joint ventures, partnerships and investments:

•	In North America, WABCO markets ABS and other vehicle control products through its 50 percent-owned joint venture with Arvin Meritor Automotive Inc. (Meritor WABCO).

•	A majority-owned partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co.), a manufacturing partnership formed to produce air compressors designed by WABCO.

•	A majority-owned joint venture in China with Mingshui Automotive Fitting Factory (MAFF).

•	Minority equity investments in joint ventures in India with TVS Group (Sundaram-Clayton Ltd.) and in South Africa (WABCO SA).

For sales, segment income and assets by geographic region and end markets, and a discussion of backlog, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. of Notes to Financial Statements.

Business Segment Data

Information concerning sales and segment income attributable to each of the Company’s business segments and geographic areas is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 16 of Notes to Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets of each of the Company’s business segments is set forth in Note 16 of Notes to Financial Statements, which is incorporated herein by reference. Information on backlog and the seasonal aspects of the Company’s business are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Results of Operations by Business Segment” and “Cyclical and Seasonal Nature of Business,” respectively.

Company Goals

American Standard has adopted the following performance goals:

•	Sales growth, through:

•	Delivering premier customer service,

•	Technological leadership and product innovation based on knowledge to meet changing customer needs,

•	Introducing new products, solutions and services,

•	Expanding marketing efforts, building brand awareness and differentiation, and

•	Geographic expansion.

•	Productivity improvement through:

•	Materials management programs,

•	Quality and Six Sigma programs, and

•	Inventory reduction/rationalization.

•	Financial goals to improve asset utilization and return on capital, including:

•	Improving earnings per share, margins and cash flow,

•	Maintaining investment grade debt rating,

•	Maintaining or lowering the effective tax rate, and

•	Maintaining or increasing the Company’s stock buy-back program and dividend payment.

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

Management continues to adopt challenging goals for continuous performance improvement. In 2005, improvements from materials management programs were able to partially offset increasing commodity costs related to the purchase of steel, copper, aluminum and energy, which negatively impacted the Company by $182 million. Incremental benefits from this program were approximately $79 million in 2005, $135 million in 2004 and $100 million in 2003.

Six Sigma

Six Sigma is a structured approach to achieving significant productivity improvements in business and manufacturing processes through data-driven decisions. Originally introduced to American Standard in 2000, more than 20,000 employees have been trained in Six Sigma tools that have contributed approximately $190 million in productivity gains.

The Company continues to develop and deploy technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) through aggressive training and project deployment programs. By the end of 2005, the Company had 47 Master Black Belts, 716 Black Belts and 4,080 Green Belts who were certified or in training. To achieve such a designation, specific projects, timelines, milestones and savings must be achieved. In addition, approximately 15,200 employees have received training in Six Sigma fundamentals since the initiation of the program in 2000. Management is continually broadening the Six Sigma approach to cover functions beyond manufacturing. In the past two years it has provided specific Six Sigma training in safety, materials management, transactional analysis and design, deployment of new products, lean manufacturing, sales/marketing, maintenance and administrative processes.

Linkage of Goals with Incentive Compensation Plans

Management has adopted incentive compensation plans that are directly linked to achievement of the company-wide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

Other Matters Relating to American Standard’s Business as a Whole

Raw Materials and Purchased Components

The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and energy (primarily natural gas). The ability of the Company’s suppliers to meet performance and quality specifications and delivery schedules is important to the Company’s operations. Material costs represent a significant portion of total costs. As a result, the Company has integrated much of its raw materials and components procurement efforts into its materials management initiative, which the Company believes results in significant savings. The energy and materials required for its manufacturing operations have been readily available. Although the Company does not foresee any significant raw material shortages, it does expect to incur higher costs for certain commodity raw materials in 2006.

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
VENLO®
BORMA®
VENESTA®
SOTTINI®
SANGRA®

Vehicle Control Systems	WABCO®

The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

Research and Product Development

The Company made expenditures of $187 million in 2005, $165 million in 2004 and $152 million in 2003 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $114 million in 2005, $102 million in 2004 and $92 million in 2003 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, stability control systems, electronically controlled air suspension systems, automated transmission controls, tire pressure monitoring, automatic climate-control and door-control systems for the commercial vehicle industry. Air Conditioning Systems and Services’ research and development expenditures were primarily related to alternative refrigerants, compressors, heat transfer surfaces, airflow technology, acoustics, clean air products for residential air conditioning, and micro-electronic controls. Expenditures made by Bath and Kitchen related primarily to enhancing the functionality, performance and design of its products.

Regulations and Environmental Matters

The Company’s U.S. operations are subject to federal, state and local environmental laws and regulations. The Company has a number of proactive programs under way to minimize its impact on the environment and believes that it is in substantial compliance with environmental laws and regulations. A number of the Company’s plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. Remedial actions to which the Company is a party include approximately 29 current proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has potential liability based either on a past or current ownership interest in the site requiring remedial actions or based on disposal or alleged disposal of waste products at the site requiring remedial actions. Expenditures in 2005, 2004 and 2003 to evaluate and remediate such sites were not material.

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

The Company’s international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. Currently, 21 of the Company’s international operations have ISO 14001 certification, and the Company believes it is in substantial compliance with existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company’s facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2005, 2004 and 2003 to evaluate and remediate these sites were not material. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

The Company has derived significant revenues in recent years from sales of air conditioning equipment that uses refrigerants which contain chlorofluorocarbons (“CFCs”) or hydrochloroflurocarbons (“HCFCs”). Production and use in new equipment of certain CFCs, HCFCs and other chemicals with ozone-depletion potential are being phased out over various periods under laws and regulations that require use of substitute permitted refrigerants. Also, utilization of new refrigerants will encourage replacement or modification of existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs or HCFCs, is converted to operate on other refrigerants or replaced. The Company is unable to estimate the magnitude or timing of these conversions or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so that the Company’s products will be compatible with those substitutes. Although a significant percentage of the Company’s commercial air conditioning products will require modification for refrigerant substitutes, the Company believes that it will remain competitive and does not expect any significant problems in complying with this changing regulatory environment. In addition, the Company is a leader in developing energy-efficient products that meet or exceed certain federal and state efficiency standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures to continue to offer energy-efficient product choices to the customer. The Company believes it will remain competitive and that it has adequate financial resources to fund these efforts.

Employees

The Company employed approximately 61,200 people as of December 31, 2005 (excluding employees of unconsolidated joint venture companies). The Company has 16 major labor union contracts in the Americas (covering approximately 11,300 employees). Five of these contracts expired and were successfully renegotiated in 2005 (covering approximately 2,200 employees) as well as the national agreement covering the majority of unionized Air Conditioning Systems and Services sales offices in the United States (covering approximately 325 employees). Three contracts will expire in 2006 (covering approximately 2,800 employees); 2 contracts will expire in 2007 (covering approximately 1,100 employees); 4 contracts will expire in 2008 (covering approximately 2,900 employees). In addition, five contracts in Mexico (covering approximately 4,400 employees) are negotiated on an annual basis. There can be no assurance that the Company will negotiate the labor contracts expiring during 2006 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect operational results.

The Company also has 30 major labor contracts outside North America (covering approximately 21,000 employees). The Company does not anticipate any problems in renegotiating these contracts that would materially affect operational results.

There was a work stoppage involving 60 employees at a Bath & Kitchen plant in Cornwall, Canada from February 21, 2005 to March 24, 2005. A contract was subsequently ratified. Additionally, 140 French service technicians organized a work stoppage for 1.5 days across 16 Trane distribution offices in France beginning on June 6, 2005. The conflict was over dissatisfaction with the wage contract agreed to between the management and the elected representatives of the Société Trane employees in Epinal – and was resolved through direct communications with the service technicians once they had agreed to return to work. 700 hourly employees in the Golbey and Charmes manufacturing sites in France staged periodic 30 minute work stoppages over 3 days during the course of annual wage negotiations in May. These issues were fully resolved with the ratification of the contract with the works council in France and did not have a significant impact on the financial results of the Company.

Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages in the future.

Customers

The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

International Operations

The Company conducts operations through subsidiaries in most of the countries of Western Europe, Bulgaria, the Czech Republic, Poland, Brazil, Canada, Mexico, Central American countries, China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in some of these countries and in other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 27 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a growing portion of the Company’s products are manufactured in lower-cost locations such as Mexico and Brazil and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company’s borrowings. The Company is also subject to political risks related to its foreign operations.

Certain Corporate Governance Matters

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

Availability of Corporate Governance Principles and Board of Director Committee Charters

The Board of Directors has adopted charters for its Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. The Board has also adopted Corporate Governance Principles, which include the Company’s Definition of Director Independence. The Corporate Governance Principles, the Code of Conduct and Ethics referenced below, and each of the charters are available on the Company’s Web site. These materials, together with the Code of Conduct and Ethics referenced below, are available in print to any shareholder who requests them in writing by contacting the Secretary of the Company at One Centennial Avenue, Piscataway, New Jersey 08855.

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

New York Stock Exchange Annual Chief Executive Officer Certification

The Company’s Chief Executive Officer submitted to the New York Stock Exchange (“NYSE”) Annual CEO Certification as to the Company’s compliance with the NYSE’s corporate governance listing standards to the NYSE on May 23, 2005.

Sarbanes-Oxley Act Section 302 Certifications

The certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Form 10-K.

ITEM 1A.	RISK FACTORS

Any of the following factors could materially adversely affect our future operating results. Other factors are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Concerning Forward Looking Statements.”

The Company’s sales could decline due to macro-economic factors, weather and other factors outside of the Company’s control.

Changes in economic conditions and changes in the local economies of the countries or regions in which we sell our products, such as changes in consumer confidence, increases in interest rates and increases in unemployment, could affect consumer demand for our products, which could negatively affect our business and results of operations.

The Air Conditioning Systems and Services business performance is also influenced by weather conditions. Unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect our business and results of operations.

In the U.S., much of the consumer demand for the Company’s products has been driven by the replacement, repair, remodeling and new construction markets. The replacement, repair, remodeling and new construction markets have shown substantial growth over the last few years. Both our Air Conditioning Systems and Services and Bath and Kitchen segments have benefited from the growth in the replacement, repair and remodeling markets and new residential construction markets in the U.S and the Air Conditioning Systems and Services business has benefited from recent increases in the commercial air conditioning markets. As sales to the U.S., through our Air Conditioning Systems and Services and Bath and Kitchen segments comprise approximately 51% of our total sales, a significant decline in any of the replacement, repair, remodeling, new residential construction or commercial air conditioning markets brought on by a downturn in the U.S. economy, or for any reason, could negatively affect our results of operations.

Similarly, in the last few years, the market for new heavy truck and bus production has increased in Western Europe, which is the leading market for the braking system products manufactured by the Company’s Vehicle Control Systems segment, which comprised 18% of 2005 sales. If economic conditions in Western Europe lead to a significant decline in the production of new trucks and buses our results of operations could be negatively affected. In addition, Vehicle Control Systems’ performance is influenced by the number of “miles driven” by users of commercial vehicles. As commercial truck and bus fleets continue to be used for longer periods of time, sales to OEM customers could soften as purchases of new vehicles for fleets are delayed.

The Company’s exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

The Company conducts business through subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2005, approximately 50% of our consolidated sales occurred outside of the United States. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the EURO, Pound Sterling, Brazilian Real, Mexico Peso and the U.S. dollar, could cause fluctuations in the reported results of our operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the EURO and U.S. dollar potentially exposes the Company to competitive threats from lower cost producers in other countries such as China. Lastly, the Company’s sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

The Company is subject to general risks associated with our foreign operations.

In addition to the currency exchange risks inherent in operating in many different foreign countries, there are other risks inherent in our international operations.

The risks related to our foreign operations that we more often face in the normal course of business include:

•	Changes in tax law, increases in tax rates and the amount of foreign earnings relative to total consolidated earnings could change and impact our consolidated tax rate.

•	Foreign earnings may be subject to withholding requirements or the imposition of tariffs, price or exchange controls, or other restrictions, including restrictions on repatriation of earnings;

•	General economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries; and

•	We may have difficulty complying with a variety of foreign laws and regulations, some of which may conflict with United States law, and the uncertainty created by this legal environment could limit our ability to effectively enforce our rights in certain markets.

The ability to manage these risks could be difficult and may limit our operations and make the manufacture and distribution of our products internationally more difficult, which could negatively affect our business and results of operations.

If the Company is unable to obtain certain raw materials and component parts at reasonable price levels, our ability to maintain existing sales margins may be affected.

We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and energy. The cost of raw materials represents a significant portion of our total costs. In 2005, we incurred higher costs for certain raw materials, energy and logistics (transportation costs), which affected our earnings. Our future results of operations and profitability could be negatively affected if we cannot obtain our raw materials at a reasonable cost. While the Company was able to raise prices in 2005 to offset some of the impact of rising commodity costs, on a cumulative basis, commodity cost increases remain greater than price increases.

The Company may not be able to realize the estimated cost savings or productivity improvements from our materials management and Six Sigma initiatives, respectively.

Our materials management initiative is centered on leveraging collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve the supply chain. Materials management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. Material costs represent a significant portion of total costs. Our inability to successfully execute the materials management initiative could negatively affect the Company’s business and results of operations.

Similarly, our Six Sigma initiative is structured to achieve significant productivity improvements in business and manufacturing processes through data driven decisions. Since 2000, more than 20,000 employees have been trained in Six Sigma tools that have contributed approximately $190 million in productivity gains. To the extent that we are not able to increase productivity at planned levels our results of operations could be adversely effected.

If there are changes in the environmental, health or other regulations that affect one or more of the Company’s current products or future products, it could have a negative impact on the Company’s business and results of operations.

We are currently governed by various environmental, health and other regulations in the U.S. and internationally. While we have a number of proactive programs underway to minimize the impact of our products on the environment and believe that we are in substantial compliance with environmental laws and regulations, we cannot predict whether there will be changes in the environmental regulations affecting our products. Currently, there are regulations which require the phasing out of certain refrigerants such as chlorofluorocarbons (“CFCs”) and hydrochlorofluorocarbons (“HCFCs”), which are used in the products manufactured and serviced by our Air Conditioning Systems and Services segment. If we are unsuccessful in modifying certain of our products to be compatible with the substitute refrigerants, it could have a negative impact on our business and results of operations. There are also federal and state statutes which impose energy efficiency standards for certain of our air conditioning systems. If we are unable to produce air conditioning systems that meet these statutory energy efficiency requirements, it could have a negative impact on our ability to compete.

Any changes in the environmental, health or other regulations which affect our current or future products could have a negative impact on our business if we are unable to adjust our product offering to comply with such regulatory changes. In addition, it is possible that we will incur increased costs as a result of complying with health and environmental regulations.

Changes to the Company’s asbestos liability or insurance receivable could impact our results of operations.

In the fourth quarter of 2004, we recorded a liability on our balance sheet for all pending and unasserted potential future asbestos indemnity claims. We also have recorded a receivable with respect to expected insurance recoveries related to such liability. The amounts that we recorded for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts. Our actual expenses and insurance recoveries could be significantly higher or lower than those recorded if the assumptions that we used or relied upon vary significantly from actual results or if U.S. tort legislation governing asbestos claims is passed. We review these assumptions on a periodic basis to determine whether adjustments are required to our recorded asbestos-related liability and related insurance receivable. Adjustments, if any, to the estimate of our recorded asbestos-related liability and/or insurance receivable could negatively impact the results of operations for the period or periods in which such adjustments are made. See Note 14 of Notes to Financial Statements for additional information regarding asbestos.

If the Company is not able to maintain good relations with our unionized employees, we could suffer work stoppages that could negatively affect our business and results of operations.

Approximately 53% of our employees, as of December 31, 2005, are members of labor unions. We have 16 major labor union contracts in the Americas. We also have 30 major labor contracts outside of North America. At least 8 of our union contracts will expire in 2006, and we will be required to renegotiate those in the coming year. While we do not anticipate any problems in renegotiating the labor contracts that could negatively affect operational results, we cannot ensure that we will be able to reach an agreement with the unions. Any disputes with the labor unions could result in work stoppages or other labor protests which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 21, 2006, the Company conducted its manufacturing activities through 99 plants in 27 countries of which the principal facilities are:

Business Segment	Location	Major Products Manufactured at Location
Air Conditioning Systems and Services	Clarksville, TN	Commercial unitary air conditioning
	Fort Smith, AR	Unitary air conditioning
	La Crosse, WI	Applied air conditioning systems
	Lexington, KY	Air handling products
	Macon, GA	Commercial air conditioning systems
	Pueblo, CO	Applied air conditioning systems
	Lynn Haven, FL	Commercial unitary air conditioning
	Trenton, NJ	Residential gas furnaces and air handlers
	Tyler, TX	Residential air conditioning
	Vidalia, GA	Residential air handlers
	Sebastian County, AR	Package air conditioners, heat pumps and gas electrics
	Columbia, SC	Coils
	Monterrey, Mexico	Reciprocating and scroll compressors
	Charmes, France	Applied air conditioning systems
	Golbey, France	Unitary air conditioning systems
	Taicang, China	Applied and unitary air conditioning systems
	GuangDong, China	Coils and air systems
	Taipei, Taiwan	Unitary air conditioning systems
	Zhongshan, China	Unitary products and air handling units

Bath and Kitchen	Salem, OH	Enameled-steel fixtures and acrylic bathtubs
	Tiffin, OH	Vitreous china
	Jundai, Brazil	Vitreous china
	Sevlievo, Bulgaria	Vitreous china and brass fittings
	Teplice, Czech Republic	Vitreous china
	Hull, England	Vitreous china and acrylic bathtubs
	Rugeley, England	Vitreous china
	Valencia, Spain	Vitreous china
	Dole, France	Vitreous china
	Revin, France	Vitreous china and bathtubs
	Wittlich, Germany	Brass fittings
	Orcenico, Italy	Vitreous china
	Brescia, Italy	Vitreous china
	Roccassecca, Italy	Vitreous china
	Aguascalientes, Mexico	Vitreous china
	Monterrey, Mexico	Brass fittings
	Tlaxcala, Mexico	Vitreous china
	Mexico City, Mexico	Vitreous china
	West Java, Indonesia	Vitreous china
	Beijing, China	Enameled-steel fixtures
	Guangdong Province, China	Vitreous china, fittings and enameled-steel fixtures
	Shanghai, China	Vitreous china
	Tianjin, China	Vitreous china
	Seoul, South Korea	Brass fittings
	Pathumthani, Thailand	Vitreous china
	Ramadan City, Egypt	Acrylics

Vehicle Control Systems	Campinas, Brazil	Vehicle control systems
	Leeds, England	Vehicle control systems
	Claye-Souilly, France	Vehicle control systems
	Hanover, Germany	Vehicle control systems
	Mannheim, Germany	Foundation brakes
	Gronau, Germany	Compressors and hydraulics
	Wroclaw, Poland	Vehicle control systems
	Qingdao, China	Automated braking systems

All of the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan; Monterrey, Mexico (Air Conditioning); and Claye-Souilly, France, which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In 2005, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters, which is leased, is located in Piscataway, New Jersey.

ITEM 3.	LEGAL PROCEEDINGS

The Haynes Litigation

As previously reported, in October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. On December 7, 2005, a jury in the United States District Court in Colorado returned a favorable verdict for the Company in its lawsuit alleging fraud by Haynes Trane Service Agency, Inc. (HTSA), a former distributor of the Company’s unitary air conditioning business. Damages will be determined by the court at a later date. The jury also returned an advisory verdict recommending that the court award Fred Haynes $4.78 million, because the jurors concluded that the Company had wrongfully terminated an agency agreement with Mr. Haynes, the owner of HTSA, after discovering HTSA’s fraudulent activities in 1995. The trial judge is now responsible for issuing a ruling on the merits of this claim.

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fittings and fixtures in certain European countries. In November 2005, the European Commission sent the Company a written request for information. The company is cooperating fully with the investigation.

Bath & Kitchen Fixtures Antitrust Litigation and U.S. Department of Justice Competition Investigations

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. The Company is cooperating fully with this investigation. As previously reported, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated (In re Bath & Kitchen Fixtures Antitrust Litigation, No. 05-cv-00510), and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action have also filed motions to dismiss. The California cases were coordinated in the San Francisco Superior Court (State Indirect Purchaser Bathroom Fittings Litigation, Cal. J.C.C.P. No. 4115), and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identifies a somewhat different group of alleged co-conspirator co-defendants and purports to add a new and significantly larger class of plaintiffs. The Company removed the consolidated California action to the United States District Court for the Northern District of California on January 3, 2006. Currently pending is plaintiffs’ motion to remand the action back to San Francisco Superior Court, which the Company has opposed. None of these civil suits specify the amount of damages claimed. The Company believes that these lawsuits are the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously.

The French Competition Council’s Competition Claims

As previously reported, on February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of French and European Union competition regulations. By November 2005, the Rapporteur General for the Competition Council recommended that the Competition Council dismiss all claims against the Company’s Bath and Kitchen subsidiary. The Company is vigorously defending itself against these allegations.

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

Accounting for Asbestos Liability

As described in greater detail in “Note 14. Warranties, Guarantees, Commitments and Contingencies,” until the fourth quarter of 2004, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. However, in the fourth quarter of 2004, the Company believed that it had sufficient relevant and reliable information to reasonably estimate a total future liability for asbestos-related claims. Accordingly, in the fourth quarter of 2004, the Company retained an outside consultant to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims. As a result, in the fourth quarter of 2004, the Company increased its recorded liability for asbestos claims by $616 million, from $83 million to $699 million, based upon the consultant’s analysis of the Company’s total estimated liability for pending and unasserted potential future claims through 2055, which was the consultant’s reasonable best estimate of the time it would take to resolve all of the Company’s asbestos-related claims. This amount was calculated on a pre-tax basis, was not discounted for the time value of money, and excluded legal fees. At December 31, 2005, the Company engaged the consultant to perform a comprehensive review of the updated claims data. As a result of this review, the Company concluded that the estimated liability for pending and unasserted potential future asbestos related claims from 2004 remains the best estimate as of December 31, 2005. The asbestos indemnity liability decreased by $13.4 million in 2005, from $699.4 million as of December 31, 2004 to $686.0 million as of December 31, 2005. This decrease is due to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to December 31, 2005, the Company has resolved 33,690 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $64.2 million, for an average payment per resolved claim of $1,905. During 2005, 10,544 new claims were filed against the Company, 5,044 claims were dismissed and 659 claims were settled. At December 31, 2005, there were 128,197 open claims pending against the Company. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery – The NJ Litigation

As previously disclosed, the Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation.

Asbestos Receivable – 2005 Insurance Settlements

The Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. At December 31, 2005, the asbestos receivable was $390.0 million, reduced from $405.6 million at December 31, 2004. The reduction was primarily the result of cash received from insurance companies of $23.7 million and refinements to solvency rates and settlements of $20.4 million. This reduction was partially offset by refinements to other data, including claims data, and policy information of $20.5 million and adjustments to reflect the recoverable portion of incurred legal expenses of $8.0 million. In February 2005, the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. This settlement was the Company’s most significant settlement to date. During 2005, $14.4 million of this amount was received by the Company to cover asbestos and environmental costs, and $70.1 million remains in a trust expiring January 3, 2007. If, during the trust period, there is U.S. federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust will be disbursed to Equitas minus some allowance to the Company for claim settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 24, 2006 with respect to each person who is an executive officer of the Company:

Name	Age	Position with Company
Frederic M. Poses	63	Chairman and Chief Executive Officer
John M. Carroll	45	Vice President and General Auditor
Brad M. Cerepak	46	Vice President and Controller
Lawrence B. Costello	58	Senior Vice President, Human Resources
G. Peter D’Aloia	61	Senior Vice President and Chief Financial Officer
James E. Dwyer	47	Senior Vice President, and President, Bath and Kitchen
Jacques Esculier	46	Vice President, and President, Vehicle Control Systems
Mary Elizabeth Gustafsson	46	Senior Vice President, General Counsel and Secretary
W. Craig Kissel	54	Senior Vice President, and President, Trane Commercial Systems
David S. Kuhl	45	Vice President and Treasurer
R. Scott Massengill	43	Vice President and Chief Financial Officer, Residential Systems
David R. Pannier	55	Vice President, and President, Residential Systems
Richard S. Paradise	44	Vice President and Chief Financial Officer, Bath and Kitchen

Each officer of the Company is elected by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her election or such officer’s earlier resignation or removal.

Set forth below is the principal occupation of each of the executive officers named above during the past five years.

Mr. Poses was elected as a Director in October 1999 and as Chairman and Chief Executive Officer effective January 1, 2000. Prior to assuming that position, Mr. Poses was President and Chief Operating Officer at AlliedSignal Inc. (now known as Honeywell). Previously he was President of AlliedSignal’s Engineered Materials sector from 1988 to 1998 and served as a Director of that company from 1997 until 1999. Mr. Poses is a Director of Raytheon Company and Centex Corporation.

Mr. Carroll was elected vice president and general auditor in October 2005. He joined the Company in January 2002 as general auditor. Prior to joining the Company, Mr. Carroll worked for 12 years at Bristol-Myers Squibb. During his tenure, he held a variety of senior financial management positions, including assistant treasurer, vice president - finance, for the global pharmaceutical technical operations division, and vice president - financial analysis and reporting for the worldwide medicines group. He also held the position of general auditor of Bristol-Myers Squibb for five years.

Mr. Cerepak was elected Vice President and Controller in August 2005. He joined the Company in 2003 as vice president and chief financial officer for Bath and Kitchen. Prior to that, he spent nine years with Allied Signal, Honeywell International’s predecessor, where he held several finance leadership positions. From 2001 through 2003, he served as the vice president and chief financial officer for Honeywell’s Automation and Control Solutions business. From 1995 to 2001, he held various finance leadership positions for Allied Signal’s Consumer Products Group, Automotive Group and Friction Materials Group.

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

Ms. Gustafsson was elected Senior Vice President, General Counsel and Secretary of the Company effective January 2005. From January 2003 until January 2005, Ms. Gustafsson served as chief counsel for the Air Conditioning Systems and Services business of the Company. Upon joining the Company in September 2001 until January 2003, she served as chief corporate counsel with responsibility for corporate legal activities for the Company. Prior to joining the Company, Ms. Gustafsson spent five years with AlliedSignal Inc./Honeywell where she held positions of increasing responsibility including chief counsel to AlliedSignal Inc./Honeywell’s $1 billion electronic materials business.

Mr. Kissel was elected Senior Vice President of the Company in January 1998 and serves as President of Trane Commercial Systems, effective January 2004. From 1998 through December 2003 he served as President of

Vehicle Control Systems. Before that he was Vice President of Air Conditioning Systems and Services’ Unitary Products Group, and later named Group Executive.

Mr. Kuhl was elected Vice President and Treasurer of the Company in November 2005. He joined the Company in March 2002 as an assistant treasurer. Prior to joining the Company, he worked for DuPont as chief financial officer of the Nutrition and Health business unit.

Mr. Massengill was elected Vice President and Chief Financial Officer, Residential Systems in December 2005. Prior to that, he was Vice President and Treasurer of the Company and responsible for Business Services Operations. He was Assistant Treasurer of Bristol-Myers Squibb Company from 1999 to March 2001 and before that he was with AlliedSignal Inc. and Exxon Corporation (now ExxonMobil) in various financial management positions.

Mr. Pannier was elected Vice President of the Company in January 1998, and since January 2002 has served as President, Residential Systems. From January 1998 until January 2002 he served as Group Executive, North American Unitary Products Group.

Mr. Paradise was elected Vice President of the Company and Chief Financial Officer of Bath and Kitchen in August 2005. From July 2002 until August 2005, he was Vice President and Controller of the Company. He joined the Company as Assistant Controller in February 2000. Prior to that he spent ten years with AlliedSignal Inc. in a variety of financial management positions, including Director of Six Sigma and Credit, after beginning his career with PricewaterhouseCoopers (formerly PriceWaterhouse) as an auditor.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on NYSE under the symbol “ASD.” The common stock was first traded on the NYSE on February 3, 1995 concurrent with the underwritten initial public offering of shares of the Company’s common stock. Prior to the offering there was no established public trading market for the Company’s shares.

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

As of February 21, 2006, there were 734 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 62,446 beneficial owners of its common stock as of February 15, 2006.

The Company paid its first dividend in March 2005. The Company declared dividends of $126.4 million in 2005 on its common stock. In February 2006, the Board of Directors declared a first quarter 2006 dividend of $0.18 per share, an increase from $0.15 per share that was paid in each quarter of 2005.

Set forth below are the high and low sales prices for shares of the Company’s common stock for each quarterly period in 2004 and 2005. The first and second quarter of 2004 prices have been adjusted for the Company’s three-for-one stock split. The split became effective May 27, 2004, for holders of record as of May 18, 2004.

	High	Low
2004
First quarter	$38.33	$33.10
Second quarter	$40.93	$33.60
Third quarter	$40.55	$36.22
Fourth quarter	$41.82	$34.41

2005
First quarter	$48.39	$38.56
Second quarter	$47.29	$40.82
Third quarter	$47.93	$41.35
Fourth quarter	$47.76	$35.01

On December 8, 2005, the Company’s Board of Directors approved an additional $500 million to purchase shares of the Company’s common stock in the open market. As of February 21, 2006, the unexpended authorization on the current program totaled $353,059,310. The Company plans to expend the majority of the remaining authorized but unexpended amount for share repurchases in 2006. No unexpended amounts remained on prior repurchase programs. A summary of the repurchase activity for 2005 follows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a description of the Company’s stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 31, 2004					$62,446,908
January 1-January 31 (b)	1,010,699		$39.77	885,700	$27,219,801
February 1-February 28	988,900		$45.05	988,900	$382,669,756	(d)
March 1-March 31	1,478,200		$47.05	1,478,200	$313,125,967

Total first quarter	3,477,799		$44.54	3,352,800

April 1-April 30	563,600		$45.54	563,600	$287,458,942
May 1-May 31	1,091,300		$43.65	1,091,300	$239,827,269
June 1- June 30	1,064,100		$43.15	1,064,100	$193,916,579

Total second quarter	2,719,000		$43.84	2,719,000

July 1-July 31	368,635		$43.71	368,635	$177,802,731
August 1-August 31	806,335		$44.47	806,335	$141,941,454
September 1-September 30	427,864		$46.28	427,864	$122,141,837

Total third quarter	1,602,834		$44.78	1,602,834

October 1-October 31	793,800		$38.33	793,800	$91,714,329
November 1-November 30	1,893,000		$38.89	1,893,000	$18,099,652
December 1-December 31	1,380,600		$40.31	1,380,600	$462,451,970	(e)

Total fourth quarter	4,067,400		$39.26	4,067,400

Total through December 31	11,867,033	(c)		11,742,034	$462,451,970	(a)

(a)	As of February 21, 2006, the Company had an unexpended authorization by the Board of Directors under its share repurchase program and the majority of the unexpended balance of $353,059,310 under that authorization will be used to repurchase shares during 2006.

(b)	Includes 124,999 shares that were returned to the Company by the Chief Executive Officer to satisfy his withholding tax liabilities upon the vesting of 250,000 shares of restricted stock.

(c)	All share repurchases other than those described in note (b) were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act.

(d)	On February 3, 2005, the Board of Directors approved the purchase of up to an additional $400 million of common stock with no expiration date.

(e)	The Board of Directors authorized on December 8, 2005, the purchase of additional shares in an amount not to exceed $500 million, with no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in millions, except per share data)	2005	2004	2003	2002	2001
Segment and Income Statement Data:
Segment sales:
Air Conditioning Systems and Services	$6,014.7	$5,345.5	$4,974.6	$4,743.9	$4,692.2
Bath and Kitchen	2,418.7	2,439.5	2,234.8	1,994.4	1,812.7
Vehicle Control Systems	1,831.0	1,723.8	1,358.2	1,057.1	960.4

Total sales	$10,264.4	$9,508.8	$8,567.6	$7,795.4	$7,465.3

Segment income:
Air Conditioning Systems and Services	$660.5	$556.1	$521.6	$537.4	$515.2
Bath and Kitchen	102.2	196.9	139.5	154.7	147.5
Vehicle Control Systems	249.8	231.3	176.6	138.7	124.4

Total segment income (a)	1,012.5	984.3	837.7	830.8	787.1
Equity in net income of unconsolidated joint ventures	34.8	28.2	25.9	26.6	18.5
Asbestos indemnity charge, net of recoveries (b)	—	(320.2)	(10.0)	(3.3)	—
Interest expense	(118.3)	(114.9)	(117.0)	(129.0)	(168.7)
Corporate and other expenses (a)	(203.1)	(214.5)	(187.4)	(168.9)	(160.6)

Income from continuing operations before income taxes	725.9	362.9	549.2	556.2	476.3
Income taxes (a)	(169.6)	(49.5)	(144.0)	(185.2)	(181.3)

Income from continuing operations	$556.3	$313.4	$405.2	$371.0	$295.0

Per share:
Basic	$2.63	$1.46	$1.87	$1.71	$1.38
Diluted	$2.56	$1.42	$1.83	$1.68	$1.35
Average number of outstanding common shares:
Basic	211,290,498	214,835,002	216,809,658	217,049,925	214,359,657
Diluted	216,969,293	220,584,135	221,150,472	220,924,698	219,353,988
Balance Sheet Data (at end of period):
Total assets	$6,867.8	$6,841.8	$5,878.7	$5,143.8	$4,831.4
Total debt	$1,696.2	$1,507.9	$1,679.1	$1,959.2	$2,212.1
Cash dividends per common share	$0.60	$—	$—	$—	$—

(a)

In 2005 segment income includes $69.1 million and corporate and other expenses includes $0.1 million ($47.2 million after tax, or $.22 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 1,108 jobs and other charges associated with plans initiated throughout 2005 to streamline manufacturing and administrative processes as well as a facility shutdown, comprised of $25.7 million for Air Conditioning Systems and Services, $29.7 million for Bath and Kitchen and $13.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $21.9 million related to those expenses. The income tax provision for 2005 also included benefits of $62 million from the resolution of tax audits, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items. Partially offsetting these benefits was a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004. The combined effect of the net tax benefits that occurred in 2005, together with other ongoing tax planning activities, reduced the effective income tax rate to 23.4% for the year. In 2004 segment income includes $46.1 million and corporate and other expenses includes $0.3 million ($32.0 million after tax, or $.15 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 1,695 jobs during 2004, comprised of $7.7 million for Air Conditioning Systems and Services, $33.0 million for Bath and Kitchen and $5.4 million for Vehicle Control Systems. Income taxes include a tax benefit of $14.4 million related to those expenses. Income taxes in 2004 includes a $39.2 million benefit ($.18 per diluted share) including an $18.5 million benefit for the resolution of tax audits, an $18.0 million benefit relating to a reduction in withholding tax liabilities due to a decision not to distribute the earnings of certain foreign subsidiaries and $2.7 million of other tax items. In 2003 segment income includes expenses of $38.9 million ($27.3 million after tax, or $.12 per diluted share) related to the elimination of 870 jobs in the fourth quarter, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $11.6 million related to those expenses. Income taxes in 2003 includes a $26.7 million benefit ($.12 per diluted share) principally because of the resolution of audits and approval of claims for research and development tax credits. In the fourth quarter of 2001 the Company recorded expenses of $53.1 million ($35.8 million after tax, or $.16 per diluted share) related to the elimination of approximately 1,700 salaried positions, comprised of $12.7 million for Air Conditioning Systems and Services, $14.7 million for Bath and Kitchen, $15.8 million for Vehicle Control Systems and $9.9 million for corporate headquarters. The presentation of total segment income is not in conformity with Generally Accepted Accounting Principles (“GAAP”). This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Please refer to the Overview section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

(b)	In the fourth quarter of 2004, the Company recorded a $307 million ($188 million, net of tax benefit, or $.85 per diluted share) charge covering estimated net payments for pending and future asbestos-related claims. For a detailed description of the asbestos indemnity charge, see Note 14 of Notes to Financial Statements.

For a comparative analysis of certain line items in the Segment and Income Statement Data section of this table, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company operates in three major business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. Air Conditioning Systems and Services is a global manufacturer of commercial and residential heating, ventilation and air conditioning (HVAC) equipment systems and controls. Bath and Kitchen is a producer of bathroom and kitchen fixtures and fittings in Europe, the Americas and Asia. Vehicle Control Systems designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

Sales – The Company analyzes its sales activity based on the impacts of its pricing initiatives and the volume and mix of its products. The realization of price increases and the execution of the strategy to improve sales mix to more profitable new products are important to the Company in order to offset commodity and other cost escalations and grow profitability.

Productivity – The Company identifies the impact of key productivity programs in the areas of materials procurement, Six Sigma and labor.

Commodities – Each of the Company’s businesses use commodities such as steel, copper, aluminum and natural gas in the manufacturing process. The Company seeks to understand the impact of changing costs for these commodities on its performance. The Company expects to incur at least $100 million in higher raw material commodity costs in 2006 as compared to 2005, although commodity pricing in early 2006 continues to show an increasing trend above such levels.

Investments – The Company analyzes its ongoing costs for new products in each of its businesses and its investments in sales and marketing programs in support of sales growth. Investments in new products are important to sustaining organic growth and to improve the mix of products through innovation and new product launches.

Total segment income as referred to in the Overview paragraph below and the first four paragraphs of Results of Operations for 2005 Compared with 2004 and 2004 Compared with 2003 represents the summation of segment income of the Company’s business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems (see Note 16 of Notes to Financial Statements). The presentation of total segment income and total segment income as a percentage of sales is not in conformity with generally accepted accounting principles (“GAAP”). This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. The following table reconciles total segment income to net income applicable to common shares for the years ended 2005, 2004 and 2003, respectively. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

	Year Ended December 31,
Segment Income:	2005	2004	2003
Air Conditioning Systems and Services	$660.5	$556.1	$521.6
Bath and Kitchen	102.2	196.9	139.5
Vehicle Control Systems	249.8	231.3	176.6

Total segment income	1,012.5	984.3	837.7
Equity in net income of unconsolidated joint ventures	34.8	28.2	25.9
Interest expense	(118.3)	(114.9)	(117.0)
Asbestos indemnity charge, net of recoveries	—	(320.2)	(10.0)
Corporate and other expenses	(203.1)	(214.5)	(187.4)
Income taxes	(169.6)	(49.5)	(144.0)

Net income applicable to common shares	$556.3	$313.4	$405.2

See Note 16 of Notes to Financial Statements for a discussion of the amounts included in corporate and other expenses.

In addition, management reviews free cash flow when reviewing and assessing the performance of the business and refers to such measure in the Overview section that follows. The presentation of free cash flow is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of free cash flow is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Cash flow from operating activities is the most directly comparable GAAP measure to free cash flow. Free cash flow is considered a liquidity measure by the Company and provides useful information to management about the amount of cash provided by operations adjusted for the acquisition of property, plant, equipment and computer software, the proceeds from the disposal of property, proceeds from sale and leasebacks and proceeds from the initial sale of receivables. Free cash flow is used by the Company for investing in affiliated companies and other businesses and financing activities (including paying down debt and repurchasing shares). Free cash flow is also one of several measures used to determine incentive compensation.

Overview

The Company achieved record sales, total segment income and net income for the full year of 2005. Sales were $10.264 billion, up 8% from $9.509 billion a year ago and total segment income was $1.013 billion up 3% from a year ago (see previous paragraph for a reconciliation of total segment income to net income applicable to common shares). Net income applicable to common shares increased 78% to $556.3 million in 2005 as compared to $313.4 million in 2004. Net income applicable to common shares in 2004 included a net charge of $307 million ($188 million net of a $119 million tax benefit) covering estimated net payments for pending and future asbestos-related claims. See Note 14 of Notes to Financial Statements for a detailed description of the 2004 asbestos charge. Net income was $2.56 per diluted share, up 80% from $1.42 per diluted share a year ago. The Company generated $820.4 million in net cash provided by operating activities and $512 million in free cash flow.

Management believes that the Company’s sales growth in Air Conditioning Systems and Services and Vehicle Control Systems outperformed or was in line with most of its markets in 2005. Bath and Kitchen was adversely impacted by reduced sales volume as compared to 2004 and other issues as more fully described later in Results of Operations by Business Segment.

The 3% increase in total segment income in 2005 as compared with 2004, was driven primarily by a 19% increase in Air Conditioning Systems and Services and a 8% increase in Vehicle Control Systems partially offset by a 48% decrease in Bath and Kitchen. The Company benefited from improved pricing, volume increases, productivity improvements and benefits from prior operational consolidation programs, which were partially offset by mix of sales to lower margin products, continued commodity, logistics and labor cost escalations and investments primarily in new product development and marketing. See Results of Operations by Business Segment on page 30 for the impact of these items on each segment’s 2005 performance. Total segment income for 2005 included $69.1 million ($47.2 million net of a $21.9 million tax benefit) of operational consolidation expenses, primarily for the elimination of 1,108 jobs and other charges to streamline manufacturing and administrative processes as well as a facility shutdown as compared with 2004 which included expenses of $46.1 million ($31.8 million net of a $14.3 million tax benefit) of operational consolidation expenses, primarily for the elimination of 1,695 jobs. The 2004 job eliminations contributed $26.2 million of savings in 2005. The 2005 actions are expected to result in approximately $35 million of savings in 2006.

The income tax provision for 2005 included benefits of $62 million from the resolution of tax audits, $21.9 million from operational consolidation expenses, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items. Partially offsetting these benefits was a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004. The combined effect of the net tax benefits that occurred in 2005, together with other ongoing tax planning activities, reduced the effective income tax rate to 23.4% for the year.

The following discussion and analysis addresses year-over-year changes in the line items shown in the Segment and Income Statement Data in Item 6, Selected Financial Data. Approximately half of the Company’s business is outside the U.S. Therefore, changes in exchange rates can have a significant effect on segment income and total segment income when presented in U.S. Dollars. Year-over-year changes in sales, segment income, total segment income and, in certain cases, segment income and total segment income as a percentage of sales, for 2005 compared with 2004 and 2004 compared with 2003 are presented both with and without the effects of foreign exchange translation. Presenting segment income excluding the translation effects of foreign exchange amounts is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them in understanding the operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Also, costs associated with shipping, handling, purchasing, receiving, inspecting, warehousing, internal transfer costs and other costs of distribution incurred on sales of products are included in the determination of segment income and total segment income and in the determination of cost of sales in the Consolidated Statements of Income. The Company’s measure of cost of sales may not be comparable to those of other companies as some companies exclude a portion of these costs from cost of sales and include them in another caption within their income statement.

For a five-year summary of segment sales and segment income and other income statement information, refer to Item 6. Selected Financial Data, and for additional data on segments refer to Note 16 of Notes to Financial Statements. The following discussion and analysis addresses year-to-year changes in certain line items shown in the

Segment and Income Statement Data in the Selected Financial Data. The Geographic Distribution of Sales is presented based upon country of destination.

Results of Operations for 2005 Compared with 2004

and 2004 Compared with 2003

Consolidated sales for 2005 were $10.264 billion, an increase of $755 million or 8% (7% excluding favorable foreign exchange translation effects), from $9.509 billion in 2004. Sales increased 13% for Air Conditioning Systems and Services, 6% for Vehicle Control Systems and decreased 1% for Bath and Kitchen.

Net income applicable to common shares increased 78% to $556.3 million for the full year of 2005 as compared to $313.4 million for the full year 2004. Net income applicable to common shares in 2004 included a charge of $307 million ($188 million net of a $119 million tax benefit, or $.85 per diluted share) covering estimated net payments for pending and future asbestos-related claims. See Note 14 of Notes to Financial Statements for a detailed description of the 2004 asbestos charge. Net income applicable to common shares in 2005 included $86 million of income tax benefits as compared to $54 million of income tax benefits in 2004.

Total segment income for 2005 was $1.013 billion, an increase of $29 million, or 3% (1.7% excluding favorable foreign exchange translation effects), from $984.3 million in 2004. Segment income increased 19% for Air Conditioning Systems and Services, 8% for Vehicle Control Systems and decreased 48% for Bath and Kitchen. Total segment income for 2005 included $69.1 million of operational consolidation expenses, primarily for the elimination of 1,108 jobs and other charges to streamline manufacturing and administrative processes as well as a facility shutdown, comprised of $25.7 million for Air Conditioning Systems and Services, $29.7 million for Bath and Kitchen and $13.7 million for Vehicle Control Systems. Total segment income for 2004 included $46.1 million of operational consolidation expenses, primarily for the elimination of 1,695 jobs, comprised of $7.7 million for Air Conditioning Systems and Services, $33.0 million for Bath and Kitchen and $5.4 million for Vehicle Control Systems. See Executive Overview above for a reconciliation of total segment income to net income applicable to common shares.

Consolidated sales for 2004 were $9.509 billion, an increase of $941 million, or 11% (7% excluding favorable foreign exchange translation effects), from $8.568 billion in 2003. Sales increased 7% for Air Conditioning Systems and Services, 9% for Bath and Kitchen and 27% for Vehicle Control Systems.

Total segment income for 2004 was $984.3 million, an increase of $146.6 million, or 18% (14% excluding favorable foreign exchange translation effects), from $837.7 million in 2003. Segment income increased 7% for Air Conditioning Systems and Services, 41% for Bath and Kitchen and 31% for Vehicle Control Systems. Total segment income for 2004 included $46.1 million of operational consolidation expenses. Total segment income for 2003 included $38.9 million of operational consolidation expenses for the elimination of 870 jobs, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. See Executive Overview above for a reconciliation of total segment income to net income applicable to common shares.

Following are tables showing the percentage of total sales and segment income for each of the Company’s business segments and the geographic distribution of sales and segment income.

Segment Percentages of Sales

	2005	2004	2003
Air Conditioning Systems and Services	59%	56%	58%
Bath and Kitchen	23%	26%	26%
Vehicle Control Systems	18%	18%	16%

	100%	100%	100%

Geographic Distribution of Sales

	2005	2004	2003
United States	53%	50%	53%
Europe	30%	33%	31%
Other	17%	17%	16%

	100%	100%	100%

Segment Percentages of Segment Income

	2005	2004	2003
Air Conditioning Systems and Services	65%	56%	62%
Bath and Kitchen	10%	20%	17%
Vehicle Control Systems	25%	24%	21%

	100%	100%	100%

Geographic Distribution of Segment Income

	2005	2004	2003
United States	64%	49%	53%
Europe	22%	33%	30%
Other	14%	18%	17%

	100%	100%	100%

Results of Operations by Business Segment

The Company refers to segment income as a percentage of sales throughout the following discussion of segment results. The following table represents segment income as a percentage of sales and net income applicable to common shares as a percentage of sales of the Company for 2005, 2004 and 2003, respectively.

	Year Ended December 31,
	2005	2004	2003
Sales	$10,264.4	$9,508.8	$8,567.6
Total segment income	1,012.5	984.3	837.7
Total segment income as a percentage of sales	9.9%	10.4%	9.8%
Net income applicable to common shares	556.3	313.4	405.2
Net income applicable to common shares as a percentage of sales	5.4%	3.3%	4.7%

Air Conditioning Systems and Services Segment

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Sales	$6,014.7	$5,345.5	$4,974.6
Segment income	$660.5	$556.1	$521.6

In 2005, sales of Air Conditioning Systems and Services increased 13% (12% excluding favorable foreign exchange translation effects).

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2004 to 2005 showing the effect of foreign exchange translation.

		Year Ended December 31, 2005
					Excluding foreign exchange translation
(Dollars in millions)	2004 Reported	2005 Reported	Percentage Change Reported		2005 Adjusted Amount	Percentage Change Adjusted
Segment sales	$5,345.5	$6,014.7	12.5%		$5,983.1	11.9%
Segment income	$556.1	$660.5	18.8%		$659.1	18.5%
Segment income as a percentage of sales	10.4%	11.0%	0.6	pts.	11.0%	0.6	pts.

Distribution of Air Conditioning Sales by Market and Geography

	2005	2004	2003
Commercial	70%	72%	73%
Residential	30%	28%	27%

	100%	100%	100%

Replacement, Renovation and Repair	58%	58%	57%
Commercial New Construction	31%	32%	34%
Residential New Construction	11%	10%	9%

	100%	100%	100%

U.S.	74%	73%	75%
Asia	9%	10%	10%
Europe	7%	8%	7%
Other	10%	9%	8%

	100%	100%	100%

Overall, sales benefited from growth in residential and commercial equipment sales and growing parts and services sales. Sales for the year benefited from price increases of approximately $190 million and volume and mix increases of approximately $124 million. Price increases have been put in place throughout 2005 in an attempt to offset significantly rising cost for commodities such as steel, copper and aluminum. Commercial equipment sales, which represent about 25% of total Company sales, increased 9% on a global basis. Within the commercial equipment segment, global unitary sales were up 13% and applied sales were up 4%. Sales increased 11% in the parts, services and solutions business.

The commercial equipment market in the U.S. was up an estimated 5% in 2005 (based upon preliminary Air-Conditioning & Refrigeration Institute (“ARI”) data for commercial unitary markets and the Company’s estimates for applied markets), following increases of 4% in 2004 and a drop of 5% in 2003. International equipment markets in Europe were flat to slightly down, the Middle East markets continue to be strong and Asia demand has softened. Overall, the global unitary market experienced growth in the mid to high single digit range, while the applied market experienced more modest growth at approximately 1- 2 percent. Globally, orders were up 12% (excluding favorable foreign exchange translation effects) in the fourth quarter of 2005 as compared to 2004. In the Americas, total orders were up 14% and international orders were up in the mid single digit range, including a 10% increase in Europe and the Middle East and a 2% increase in Asia.

Sales of the Company’s U.S. residential products increased 21% in 2005 as compared with 2004. The Company estimates that the residential unitary market was up approximately 18% in 2005. The increase was driven by higher volume and improved mix, price increases (as discussed above) and a warm summer season during 2005 in the U.S. Favorable mix was driven by an increase in sales of higher efficiency models, including increases in sales of 13 SEER (Seasonal Energy Efficiency Ratio) models in advance of the government mandated transition to 13 SEER technologies, which is effective January 23, 2006. Sales growth in the second half of the year also reflected the benefits of increased sales of 10 SEER units in advance of the government mandated transition to 13 SEER. The Company does not expect 2006 sales growth to be negatively impacted as a result of the transition to 13 SEER technologies. At December 31, 2005, the Company’s residential inventories at both factories and distribution networks were down approximately 10% as compared to 2004.

Segment income of Air Conditioning Systems and Services in 2005 increased 18.8% (18.5% excluding favorable foreign exchange translation effects) to $660.5 million from $556.1 million in 2004. Segment income benefited from price increases on equipment systems and services of approximately $190 million, volume and mix increases of approximately $124 million, productivity improvements of approximately $56 million and $13 million of benefits from previously announced operational consolidation activities. These improvements were partially offset by commodity cost increases primarily associated with copper and steel of $147 million, higher logistics costs of $8 million, labor cost escalations of $63 million and incremental investments in new product development and marketing of $63 million. The Company expects to continue in 2006 to invest in marketing, especially in the residential business including investments in higher energy-efficient solutions and new product launches associated with indoor air quality innovative products. These investments are expected to improve product mix. Segment income as a percentage of sales increased to 11% in 2005 from 10.4% in 2004. Segment income for 2005 included $25.7 million of operational consolidation expenses that included the elimination of 458 jobs. $11.9 million of the charge related to the closure of the Rockingham, N.C. manufacturing facility and $13.8 million primarily related to severance and job elimination expenses associated with plans to improve the effectiveness and efficiency of the business on a global basis and the consolidation of administrative functions. Segment income for 2004 included $7.7 million of job elimination costs primarily from the elimination of 205 jobs.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2003 to 2004 showing the effect of foreign exchange translation.

		Year Ended December 31, 2004
					Excluding foreign exchange translation
(Dollars in millions)	2003 Reported	2004 Reported	Percentage Change Reported		2004 Adjusted Amount	Percentage Change Adjusted
Segment sales	$4,974.6	$5,345.5	7%		$5,288.9	6%
Segment income	$521.6	$556.1	7%		$554.1	6%
Segment income as a percentage of sales	10.5%	10.4%	-0.1	pts.	10.5%	0.0	pts.

The sales gain in 2004 was led by an 11% increase in residential air conditioning sales in the U.S., and a 13% (9% excluding favorable foreign exchange translation effects) increase in international commercial equipment sales. Sales in commercial parts, services and solutions were up 8% (6% excluding favorable foreign exchange translation effects), sales in North American unitary were up 5%, in line with North American unitary equipment markets and sales in North American applied equipment were down 6%. The commercial equipment market in the U.S. was up 5% in 2004 (based upon Air-Conditioning & Refrigeration Institute (“ARI”) data for commercial unitary markets and the Company’s estimates for applied markets), following drops of 5% in 2003 and 11% in 2002. 2004 was the first year that the commercial equipment markets increased since 2000. The North American unitary equipment market was up an estimated 5% and the North American applied equipment market was up an estimated 3% for the year. The increased demand for unitary products in the U.S. led to better pricing. The Company announced commercial equipment price increases of 2-3% in the second quarter of 2004 and additional price increases of 3-5% in the fourth quarter of 2004. International sales were led by strong sales in Latin America and Asia. Commercial Equipment markets in Europe and the Middle East continued to improve slowly, while Asia Pacific markets overall remained strong. Sales in China were stronger in the fourth quarter of 2004 than in the first three quarters. Equipment prices outside of the U.S. were down modestly for the year as markets continued to be more competitive.

Sales of the Company’s U.S. residential products increased 11% in 2004 as compared with 2003. The residential unitary markets were up an estimated 9% in 2004 based upon data published by ARI. Residential sales benefited from a strong demand for replacement units and a shift in demand towards high-efficiency units. The Company’s strong position in the premium, high-efficiency residential market was evidenced by an increase in sales of new, higher efficiency models. We implemented a price increase of up to 5%, effective December 1, 2004 following a 3% increase in the second quarter. Additionally, we strengthened residential distribution as we continued to upgrade the Company’s current dealer network and sign new dealers. The Company’s market share in the residential unitary market was essentially flat in 2004 as compared with 2003. Inventory levels at the Company’s distributors at the end of 2004 were slightly higher than they had been the past few years.

Segment income of Air Conditioning Systems and Services in 2004 increased 7% (6% excluding favorable foreign exchange translation effects) to $556.1 million from $521.6 million in 2003. Increases in volume and improved mix across Air Conditioning Systems and Services resulted in approximately $99 million more in segment income during 2004. Productivity initiatives during 2004 contributed to approximately $114 million of savings in segment income during 2004. The higher volume, improved mix and productivity savings were offset by higher commodity metal prices, which adversely impacted segment income by approximately $83 million, incremental investments in new products and technologies of $32 million and cost escalations which unfavorably impacted segment income by $57 million. Segment income as a percentage of sales decreased from 10.5% in 2003 to 10.4% in 2004. Segment income for 2004 included $7.7 million of operational consolidation expenses, primarily from the elimination of 205 jobs. Segment income for 2003 included $8.4 million of job elimination costs.

BACKLOG–The worldwide backlog for Air Conditioning Systems and Services as of December 31, 2005, was $719 million, an increase of 12.3% (13.9% excluding favorable foreign exchange translation effects) from December 31, 2004. This increase primarily reflected an increase in commercial equipment markets in the Americas and Europe and to a lesser extent Asia. Backlog is not necessarily predictive of future business as it relates only to some of the Company’s products and services. The Company believes the trends that underlie the favorable performance in 2005 will carry into 2006. The Company expects the commercial air conditioning market in the U.S., the Company’s largest market, to be up in the mid single digits based on external market forecasts.

Bath and Kitchen Segment

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Sales	$2,418.7	$2,439.5	$2,234.8
Segment income	$102.2	$196.9	$139.5

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2004 to 2005 showing the effect of foreign exchange translation.

		Year Ended December 31, 2005
					Excluding foreign exchange translation
(Dollars in millions)	2004 Reported	2005 Reported	Percentage Change Reported		2005 Adjusted Amount	Percentage Change Adjusted
Segment sales	$2,439.5	$2,418.7	(0.9)%		$2,401.5	(1.6)%
Segment income	$196.9	$102.2	(48)%		$98.2	(50.1)%
Segment income as a percentage of sales	8.1%	4.2%	-3.9	pts.	4.1%	-4.0	pts.

Distribution of Bath and Kitchen Sales by Market and Geography

	2005	2004	2003
Residential	78%	79%	80%
Commercial	22%	21%	20%

	100%	100%	100%

Replacement, Renovation and Repair	57%	59%	60%
Residential New Construction	28%	26%	26%
Commercial New Construction	15%	15%	14%

	100%	100%	100%

Europe and Middle East	53%	53%	50%
U.S.	33%	34%	34%
Other	14%	13%	16%

	100%	100%	100%

Sales of Bath and Kitchen were $2.419 billion in 2005, a decrease of 0.9% (down 1.6% excluding favorable foreign exchange translation effects), from $2.440 billion in 2004, as compared to 9% growth in 2004 (4% excluding favorable foreign exchange translation effects). Sales in the Americas decreased 1.5% (down 2.2% excluding favorable foreign exchange translation). Sales in the Americas in 2005 were unfavorably impacted by a shift to sales of economy products from luxury products and a reduction in inventory and lower volume at a major retail customer. Sales volumes in the Americas were also unfavorably impacted by reduced sales in the wholesale channel. In Europe, where the Company’s business is larger, sales decreased 1.5% (1.9% excluding favorable foreign exchange translation effects). In Europe, sales volumes were also adversely impacted by unfavorable mix, as sales migrated to economy products and product availability issues on various luxury product suites caused by manufacturing problems. In Asia, sales increased 7.9% (4.7% excluding favorable foreign exchange translation effects), off a small but growing base. Sales in Asia benefited from new product introductions, which offset market declines in China and Korea.

Segment income of Bath and Kitchen was $102.2 million for 2005, a decrease of 48% (50.1% excluding favorable foreign exchange translation effects) from $196.9 million for 2004. Segment income as a percentage of sales was 4.2%, down from 8.1% in 2004. Segment income was negatively impacted by unfavorable volume and mix of approximately $45 million partially driven by product availability issues on various luxury product suites caused by manufacturing problems in Europe, approximately $37 million for logistics and commodity cost increases primarily natural gas and fuel costs, unfavorable foreign exchange effects of approximately $13 million, investments in marketing and new products of $12 million and labor cost escalations of $13 million. These items were partially offset by approximately $16 million in price gains and the benefits of previously announced operational consolidation programs of $20 million. In the fourth quarter of 2005, the Company began to take actions to improve manufacturing performance including ceramic inventory reductions of 10-15% globally, a 15% reduction in the number of models produced in Europe with another 10% planned in 2006, and a reduction in product movements among manufacturing facilities to improve manufacturing yields, operating costs and the availability of higher value products in Europe. These efforts to improve manufacturing and to ensure product availability will continue in the first half of 2006. Price increases in the first quarter of 2006 are planned to help offset ongoing commodity cost increases. In addition, new product introductions in the Americas such as the new Lifetime whirlpool tub, Cadet mainstream toilet aimed at Bath and Kitchen’s core product line and EverClean™ and Speed Connect™ faucets are expected to improve sales mix. The Company will also continue to look for opportunities to improve productivity through simplification of business processes and product lines. The Company is cautious about the timing of the improvement given the continued exposure to higher manufacturing input costs (commodities and logistics) and uncertain markets in Europe. These initiatives are expected to improve performance in 2006, increasing margins on a sequential basis beginning in the second quarter of 2006. The Company believes that Bath and Kitchen’s performance in the second half of 2006 will be better than the first half. Segment income in 2005 included $29.7 million of operational consolidation expenses primarily related to a program to reorganize fittings manufacturing operations in Europe that includes the elimination of 198 jobs, and other programs designed to streamline manufacturing operations and administrative processes related to 388 jobs. Segment income in 2004 included $33.0 million of operational consolidation expenses for the closure of the two facilities and the elimination of 1,338 jobs in the Americas and Europe.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2003 to 2004 showing the effect of foreign exchange translation.

		Year Ended December 31, 2004
					Excluding foreign exchange translation
(Dollars in millions)	2003 Reported	2004 Reported	Percentage Change Reported		2004 Adjusted Amount	Percentage Change Adjusted
Segment sales	$2,234.8	$2,439.5	9%		$2,317.2	4%
Segment income	$139.5	$196.9	41%		$187.8	35%
Segment income as a percentage of sales	6.2%	8.1%	1.9	pts.	8.1%	1.9	pts.

Sales by Bath and Kitchen were $2.440 billion in 2004, an increase of 9% (4% excluding favorable foreign exchange translation effects), from $2.235 billion in 2003. Sales in the Americas increased 5% (with little effect from foreign exchange translation), which came on top of 4% growth in 2003 (3% excluding favorable foreign exchange translation effects). Sales in 2004 benefited from sales of the Champion toilet, expanded marketing and promotional efforts and continued growth in the remodeling market in the U.S. Champion had a positive impact on sales and margins in both wholesale and retail channels in the U.S. Both Home Depot and Lowe’s featured the Champion product line in circulars, magazines and promotions and the Company featured Champion in television advertisements and public relations programs. We believe these programs not only benefited the Champion product line, but also helped create awareness and interest in all American Standard products. Sales in the retail channel grew, benefiting from Bath and Kitchen’s expanded luxury product offerings. In Europe, where Bath and Kitchen’s business was larger and margin structure was better, sales increased 12% (2% excluding favorable foreign exchange translation effects). In Europe, where economic growth was slow, we strengthened Bath and Kitchen’s market positions. We launched new suites and faucets and we introduced new products for the showering and wellness markets, which are the fastest growing segments in Europe. Additionally, we strengthened Bath and Kitchen’s position in Eastern Europe. In Asia, sales increased 11% (10% excluding favorable foreign exchange translation effects), off a small but growing base. The new residential market in China grew at a slower pace in 2004, and Bath and Kitchen’s sales were essentially in line with the market. We continued to work on the development of several new products, product extensions and technologies and increased investments in marketing and brand programs.

Segment income of Bath and Kitchen was $196.9 million for 2004, an increase of 41% (35% excluding favorable foreign exchange translation effects) from $139.5 million for 2003. Segment income as a percentage of sales was 8.1%, up from 6.2% in 2003. Segment income and margins for 2004 benefited from volume and price increases of $19 million and mix improvement of $13 million. In addition, job elimination programs resulted in savings of approximately $21 million during 2004. We decreased costs and improved productivity through materials management and Six Sigma initiatives. These programs contributed $39 million of savings in segment income during 2004. We invested in new products with better performance features, new suite introductions, and Bath and Kitchen’s “total bathroom” strategy. Incremental investments in new products, product suites and new technologies were approximately $19 million in 2004. Segment income in 2004 included $33 million of operational consolidation expenses for the closure of two facilities and the elimination of 1,338 jobs in the Americas, Europe and Asia. Segment income in 2003 included $20.8 million of expense for the elimination of 526 jobs in the Americas and Europe. Excluding the $33 million of operational consolidation expenses in 2004, the $20.8 million of job elimination expenses in 2003 and foreign exchange translation effects, segment income as a percentage of sales would have been up 240 basis points for 2004 as compared to 2003.

BACKLOG–Backlog is not an important indicator of future business in the plumbing industry, which typically has a short cycle between customer order and shipment.

Vehicle Control Systems Segment

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Sales	$1,831.0	$1,723.8	$1,358.2
Segment income	$249.8	$231.3	$176.6

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2004 to 2005 showing the effect of foreign exchange translation.

		Year Ended December 31, 2005
					Excluding foreign exchange translation
(Dollars in millions)	2004 Reported	2005 Reported	Percentage Change Reported		2005 Adjusted Amount	Percentage Change Adjusted
Segment sales	$1,723.8	$1,831.0	6.2%		$1,811.2	5.1%
Segment income	$231.3	$249.8	8.0%		$243.7	5.4%
Segment income as a percentage of sales	13.4%	13.6%	0.2	pts.	13.5%	0.1	pts.

Distribution of Vehicle Control Systems Sales by Market and Geography

	2005	2004	2003
OEM Conventional	41%	35%	40%
Electronic	38%	45%	36%
After-market	21%	20%	24%

	100%	100%	100%

Europe	75%	78%	78%
U.S.	12%	11%	11%
Other	13%	11%	11%

	100%	100%	100%

Vehicle Control Systems’ sales for 2005 were $1.831 billion, an increase of 6% (5% excluding favorable foreign exchange translation effects), from $1.724 billion in 2004. The increase was attributable primarily to increased bus and truck production, expanded content per vehicle, including new applications and strong growth in VCS’ after-market business, partially offset by lower sales in passenger cars. Sales in Europe, VCS’ largest market, increased 3% with and without foreign exchange translation effects in 2005. This increase was partially offset by approximately 1% of price decreases. The impact of price and market growth declines was moderated by improved after-market sales, which increased 13%. Sales increased 11% in North America, underperforming a market that increased an estimated 20% due to a reduction in certain brake platforms which will be replaced with other platforms in 2006. In Asia and Latin America, VCS’ sales increased 22% and 37% (18% and 13% excluding favorable foreign exchange translation effects) outperforming truck and bus markets in the year. Overall, VCS’ sales continued to grow in line with or outpace the heavy vehicle manufacturing markets. We expect markets in Europe and North America to be roughly flat to down slightly in 2006, following the softening of growth in the Western European truck and bus production markets towards the second half of 2005.

Segment income in 2005 increased 8.0% (5.4% excluding favorable foreign exchange translation effects) to $249.8 million from $231.3 million in 2004. Segment income as a percentage of sales was 13.6%, up from 13.4% in 2004. Segment income benefited from volume and mix increases of approximately $23 million, productivity improvements of approximately $45 million, benefits from previously announced operational consolidation programs of approximately $10 million and favorable foreign exchange translation effects of approximately $16 million. These improvements were partially offset by price decreases of approximately $23 million, commodity cost increases of approximately $8 million, incremental investments primarily in new product development and marketing of approximately $18 million, labor cost escalations of approximately $13 million and approximately $8 million more of operational consolidation expenses. Segment income in 2005 included $13.7 million of operational consolidation expenses associated with the continued relocation of manufacturing activities to a lower cost location and other job elimination programs initiated during 2005 that included the elimination of 64 jobs. Segment income in 2004 included $5.4 million of operational consolidation expenses related to the transfer of production from a facility in Europe to a lower-cost facility and the associated elimination of 135 jobs.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2003 to 2004 showing the effect of foreign exchange translation.

		Year Ended December 31, 2004
					Excluding foreign exchange translation
(Dollars in millions)	2003 Reported	2004 Reported	Percentage Change Reported		2004 Adjusted Amount	Percentage Change Adjusted
Segment sales	$1,358.2	$1,723.8	27%		$1,579.7	16%
Segment income	$176.6	$231.3	31%		$211.2	20%
Segment income as a percentage of sales	13.0%	13.4%	0.4	pts.	13.4%	0.4	pts.

Vehicle Control Systems’ sales for 2004 were $1.724 billion, an increase of 27% (16% excluding favorable foreign exchange translation effects), from $1.358 billion in 2003. The increase, exclusive of foreign exchange translation effects, was attributable primarily to increased bus and truck production, expanded content per vehicle, including new applications, continued globalization of VCS’ technology and strong growth in after-market business. Vehicle Control Systems had strong performance in truck and bus brake control systems, transmission control systems and compressors. New products accounted for approximately $132 million of sales for the year ended 2004. Sales in Europe, VCS’ largest market, increased 26% (14% excluding favorable foreign exchange translation effects) in 2004. Original equipment sales exceeded the European truck and bus market, which increased an estimated 17%. Sales increased 36% in North America, slightly outperforming a market that increased an estimated 34%. In Asia and Latin America, VCS’ sales also outperformed truck and bus markets in the year. VCS’ sales grew in line with or outpaced the heavy vehicle manufacturing markets through sales of new control systems, expanded penetration on other vehicle platforms, new applications with existing customers and geographic expansion in Asia.

Segment income in 2004 increased 31% (20% excluding favorable foreign exchange translation effects) to $231.3 million from $176.6 million in 2003. Segment income as a percentage of sales was 13.4%, up from 13.0% in 2003. Higher volumes and mix in 2004 contributed a net $58 million to segment income. In addition, materials management and Six Sigma initiatives resulted in $46 million of incremental savings in 2004, which offset price decreases of $19 million and incremental investments in new products and technologies of $9 million. Additionally, we settled a warranty issue with a customer in the second quarter of 2004 that contributed to the recognition of an additional $26 million of warranty expense. Segment income in 2004 included $5.4 million of operational consolidation expenses related to the transfer of production from a facility in Europe to a lower-cost facility and the associated elimination of 135 jobs. Segment income in 2003 included $9.7 million of expense for the elimination of 110 jobs in Europe.

BACKLOG–Vehicle Control Systems’ backlog as of December 31, 2005, was $717 million, essentially flat when compared to December 31, 2004, excluding foreign exchange translation effects. Backlog is not necessarily predictive of future business as it relates only to some of VCS’ products.

Other Income Statement Data (as summarized in Item 6. Selected Financial Data)

Equity in net income of unconsolidated joint ventures increased to $34.8 million in 2005 from $28.2 million in 2004. The $6.6 million increase primarily resulted from increased performance from the Company’s air conditioning Alliance compressor joint venture in the U.S. and the Company’s Meritor WABCO joint venture in the U.S. The $2.3 million increase in equity in net income of unconsolidated joint ventures for 2004 compared with 2003 primarily relates to improved earnings at the Company’s Air Conditioning Alliance compressor joint venture.

Interest expense increased by $3.4 million in 2005 as compared to 2004 as the benefits of lower average debt balances were more than offset by higher interest rates. Interest expense decreased by $2.1 million in 2004 as compared to 2003, primarily driven by lower average debt balances, partially offset by higher interest rates and unfavorable foreign exchange translation effects.

In the fourth quarter of 2004, the Company recorded a $307 million ($188 million net of $119 million tax benefit or $.85 per diluted share) charge covering estimated net payments for pending and future asbestos-related claims. For a detailed description of the asbestos indemnity charge, see Note 14 of Notes to Financial Statements.

Corporate and other expenses as shown in the Segment and Income Statement Data table in Item 6, were $203.1 million for 2005, compared with $214.5 million for 2004. The decrease is substantially explained by the following items. Incentive compensation and pension and post-retirement costs were $9.1 million and $6.3 million lower in 2005 as compared to 2004 and foreign exchange gains of $4.0 million on short-term third party and intercompany debt in 2005 resulted in an $8.0 million favorable impact in 2005 when compared to $4.1 million of losses in 2004. These gains were partially offset by higher minority interest expense of $3.5 million and higher receivable discount fees of $8.0 million associated with the sale of more receivables on average in 2005 as compared to 2004 due to higher volume. Corporate and other expenses were $214.5 million for 2004, compared with $187.4 million for 2003. The increase is substantially explained by the following items. Incentive compensation costs were $8.8 million higher in 2004 as compared to 2003 and provisions for pension and post-retirement costs were $4.2 million higher in 2004 as compared to 2003. Further, foreign exchange losses in 2004 of $4.1 million resulted in an $11.1 million unfavorable impact to corporate and other expenses in 2004 when compared to $7.0 million of foreign exchange gains in 2003. Corporate and other expenses, shown in the Segment and Income Statement Data table in Item 6, primarily include some of the expenses classified as selling and administrative expenses in the Consolidated Statement of Income. Corporate and other expenses also include certain items classified in “Other expense” in the Consolidated Statement of Income (see Note 5 of Notes to Financial Statements). Year-to-year changes in the significant components of “Other expense” are explained by the comments in this paragraph on corporate expenses, or in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provisions for 2005, 2004 and 2003 were $169.6 million, $49.5 million and $144.0 million, respectively. The effective income tax rates were 23.4% of pre-tax income in 2005, 13.6% in 2004 and 26.2% in 2003. The income tax provision for 2005 included benefits of $62 million from the resolution of tax audits, $22 million from operational consolidation expenses, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items. Partially offsetting these benefits was a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004. The combined effect of the net tax benefits that occurred in 2005, together with other ongoing tax planning activities, reduced the effective income tax rate to 23.4% for the year. The income tax provision for 2004 included tax benefits of $119 million associated with the asbestos indemnity charge, $18.5 million from the resolution of tax audits, $18 million related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries, $14.3 million from operational consolidation expenses and $2.7 million related to the benefit recognized on other tax items. The income tax provision for 2003 included tax benefits principally from the resolution in the fourth quarter of 2003 of tax audit issues and approval of claims for research and development tax credits. The Company expects that its effective income tax rate in 2006 will be approximately 30% excluding matters such as tax audit settlements and current period benefits from operational consolidation expenses. See Note 7 of Notes to Financial Statements and Critical Accounting Policies and Estimates.

Liquidity and Capital Resources

Net cash provided by operating activities was $820.4 million for 2005. This compared with net cash provided by operating activities of $764.7 million for 2004. Major factors contributing to the increase in 2005 were higher net income (excluding the non-cash asbestos indemnity charge in the fourth quarter of 2004), improved receivables collection performance, improved inventory turnover and proceeds of $33 million on the sale of long-term receivables and a lease buyout by a customer. The Company expects to continue to improve inventory performance in 2006. These items were partially offset by lower accounts payable balances primarily due to the timing of payments and higher tax payments.

In investing activities, the Company made capital expenditures of $364 million for 2005, including $294 million on plant and equipment, $27 million of investments in affiliated companies, and $43 million in computer software. This compared with capital expenditures of $264 million in 2004, including $216 million on plant and equipment, $2 million of investments in affiliated companies and other businesses, and $46 million in computer software. The year ended December 31, 2005 included the receipt of $12.2 million from the repayment of a loan from an unconsolidated joint venture partner.

Most of the excess of cash provided by operating activities over cash used for investing activities in 2005 was used to fund financing activities totaling $330.2 million. Total Company debt reflected on the balance sheet increased by a net $188.4 million during 2005, which includes a non cash decrease of $76.4 million largely due to foreign exchange. The Company in 2005 repatriated approximately $500 million of foreign subsidiary earnings to the U.S. under the American Jobs Creation Act of 2004 a portion of which was financed with borrowings. The Company estimates that it will realize a net tax benefit of approximately $40 million associated with the repatriation. Other financing activities included payment of $500.0 million for the purchase of 11.7 million shares of common stock pursuant to the Company’s share repurchase program. Share repurchases were partly offset by proceeds realized from the exercise of stock options of $35.6 million. The net effect of all operating, investing and financing activities for 2005 was an increase in cash and cash equivalents of $161.3 million. Most of the excess of cash provided by operating activities over cash used for investing activities in 2004 was used to fund financing activities totaling $404.6 million. This included net cash debt repayments of $204 million. Total Company debt reflected on the balance sheet was reduced by a net $171 million during 2004, as those cash repayments were partly offset by net non-cash increases of $33 million, including a $38 million foreign exchange translation effect. Other financing activities included payment of $253 million for the purchase of 7.0 million shares of common stock pursuant to the Company’s share repurchase program. Share purchases were partly offset by proceeds realized from the exercise of stock options of $37 million and cash proceeds of $8 million from the settlement of foreign exchange forward contracts. The net effect of all operating, investing and financing activities for 2004 was an increase in cash and cash equivalents of $118 million.

Over the past several years, the Company has reduced its debt outstanding. The Company believes that its debt net of cash is at an appropriate level. In 2006 the Company intends to use its excess cash generation to provide a cash return to its investors. This cash return will be in the form of a quarterly dividend and share repurchases. The Company’s Board of Directors has approved a quarterly dividend of $.18 per share of common stock, a 20% increase from prior period dividends. The dividend will be paid on March 20, 2006, to shareholders of record on March 1, 2006. During 2005, the Company distributed quarterly dividend payments to shareholders that in the aggregate totaled $126.4 million. The Company paid a dividend of $.15 per share each quarter in 2005 and expects to pay quarterly dividends of $0.18 per share in 2006. On December 8, 2005 the Company’s Board of Directors also approved an additional $500 million to purchase shares of the Company’s common stock in the open market. As of February 21, 2006, the unexpended authorization on the current program totaled $353,059,310. The Company plans to repurchase the majority of this unexpended authorization in 2006, which would result in total share repurchases for 2006 of approximately $400 million.

The Company has one primary bank credit agreement. The agreement was established on July 7, 2005 and replaced the bank credit agreement in existence for the first half of 2005. The new agreement reflects improved pricing and other modifications reflecting the Company’s investment grade credit rating. The agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in July 2010.

The aggregate borrowings of up to $1 billion available under the primary bank credit agreement can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $150 million for same-day, short-term borrowings. Each loan outstanding under this agreement is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently borrow equivalent amounts subject to compliance with certain conditions contained in the agreement.

Under the primary credit agreement, the Company, American Standard Inc., and American Standard International Inc. guarantee the debt obligations.

The primary bank credit agreement contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement. See Note 11 of Notes to Financial Statements.

At December 31, 2005, the Company’s total indebtedness was $1,696.2 million. Annual scheduled debt maturities of long-term debt were $20.1 million, $3.1 million, $323.7 million, $207.7 million and $901.9 million for the years 2006 through 2010, respectively and $239.7 million thereafter. The Company repaid $208 million of 7 3/8% Senior Notes that matured on April 15, 2005 with $200 million of Senior Notes, maturing on April 1, 2015. The Senior Notes were issued by American Standard Inc., and are unconditionally guaranteed by the Company and ASII. The Senior Notes bear interest at a rate of 5 1/2% payable semi-annually on April 1 and October 1 of each year. The Company had remaining availability under its primary bank credit agreement at December 31, 2005, of $572.5 million after reduction for borrowings of $349.8 million and $77.7 million of outstanding letters of credit. In addition, the Company had $274 million available at December 31, 2005, under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $72 million as of December 31, 2005. See Note 11 of Notes to Financial Statements.

The Company’s improved cash flows, the reduction in total debt outstanding over the past few years and an improved credit rating have made alternative sources of financing more readily available to the Company. The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540 million of a $1 billion shelf registration statement filed with the Securities and Exchange Commission in 1998 (the “1998 Shelf Registration”) and access to private debt markets will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

On June 1, 2006 the 7.125% Euro Senior Notes with a carrying amount of $288.8 million are due. The Company intends to repay this debt with borrowings from its primary bank credit agreement and therefore these notes have been classified as long term.

In January 2003, a European subsidiary of the Company issued €30 million ($36 million at December 31, 2005 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of certain changes in the financial structure and organization of its European subsidiaries. The proceeds were used to repay borrowings under bank credit agreements. The bonds are guaranteed by the Company.

Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. and ASII. These Senior Notes cannot be redeemed prior to their maturity date. The Company intends to use the net proceeds from any future sales of debt securities in the public debt markets for general corporate purposes, which may include refinancing existing debt as it matures, certain investments, acquisitions, additions to working capital or capital expenditures.

At December 31, 2005, the Company was restricted from remitting approximately $69 million from China largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance-sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable operating leases in effect at December 31, 2005, total $577 million. That total represents the equivalent of approximately $475 million of off-balance sheet debt, discounted at an assumed rate of 6.0%. See the following table of Aggregate Contractual Obligations for a summary of amounts due under operating leases.

To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. See Note 8 of Notes to Financial Statements. As part of these facilities, the Company formed special-purpose entities (the “SPEs”) that are included in the financial statements of the Company for the sole purpose of buying and selling receivables generated by the Company. Under these facilities, the Company, irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 8% in Europe and approximately 51% in the U.S. The conduits obtain the funds to purchase the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $501.0 million (€275.0 million, or approximately $326.0 million at December 31, 2005 exchange rates, under the European facility, and $175.0 million under the U.S. facility). At December 31, 2005 advances from conduits were $306.4 million and $172.2 million under the European and U.S. facilities, respectively. The Company retains responsibilities for the collection and administration of receivables subject to these facilities. The receivables sold are removed from the balance sheet since the sales meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of sale. Those losses amounted to $47.9 million for 2005, $40.2 million for 2004 and $41.7 million in 2003 and are included in other expense in the Consolidated Statement of Income. The European facility is subject to the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. In addition, these facilities are subject to annual renewals. The European facility will require renewal in May 2006, and the U.S. facility in September 2006. The Company has the ability to renew these facilities and intends to renew them upon their expiration.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $75.2 million extending from 2006 to 2022, under long-term service and maintenance contracts related to its Air Conditioning Systems and Services business. Through 2005 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

Following is a summary of contractual obligations, both on and off the balance sheet as of December 31, 2005.

Aggregate Contractual Obligations

As of December 31, 2005

(Millions of dollars)

	Payments due by period (1)
Contractual Obligations	Total	2006	2007 and 2008	2009 and 2010	Beyond 2010
Long-term debt obligations (principal plus interest) (2)(3)	$2,252	$104	$477	$1,216	$455
Operating lease obligations (4)	577	137	195	127	118
Purchase obligations (5)	700	686	14	—	—
Unfunded pension and post-retirement benefits (6)	712	127	119	127	339
Other long-term liabilities included on the balance sheet (7)	90	48	21	10	11

Total	$4,331	$1,102	$826	$1,480	$923

Notes to table

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under long-term debt obligations under the Company’s primary credit agreement will depend on the amount of debt outstanding under the agreement in each year.

(2)	Amounts shown for long-term debt obligations include the associated interest calculated at the December 31, 2005 rates applicable to each type of debt.

(3)	Obligations under capital leases are not material (approximately $8 million) and are included in long-term debt obligations.

(4)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2005. The present value of the $577 million total is equivalent to approximately $475 million, discounted at an assumed rate of 6.0%.

(5)	In the normal course of business the Company expects to purchase approximately $5.2 billion in 2006 of materials and services, and estimates that on average no more than approximately $600 million is outstanding at any one time in the form of legally binding commitments. The Company spent approximately $5.0 billion, $4.2 billion and $4.0 billion on materials and services in 2005, 2004 and 2003. The Company also expects to spend approximately $250 million on capital expenditures for plant and equipment and $40 million for purchased computer software during 2006, and estimates that no more than $70 million is committed under legally binding agreements at any one time.

(6)	Amounts represent undiscounted projected benefit payments to the Company’s unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2006. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s accumulated benefit obligation at the end of 2005 and include benefits attributable to estimated future employee service of current employees.

(7)	Other long-term liabilities include amounts payable under workers compensation and general liability claims.

Capital Expenditures

The Company’s capital expenditures for 2005 were $364 million (including $294 million on plant and equipment, $27 million of investments in affiliated companies and other businesses, and $43 million on computer software), compared with $264 million for 2004 (including $216 million on plant and equipment, $2 million of investments in affiliated companies and other businesses, and $46 million on computer software).

Capital expenditures for Air Conditioning Systems and Services for 2005 were $182 million (including $156 million on plant and equipment, $18 million for computer software and $8 million for investments in affiliated companies), an increase of 63% from 2004 expenditures of $112 million (including $97 million on plant and equipment, $1 million for investments in affiliated companies and $14 million for computer software). Major expenditures in 2005 primarily related to increased investments associated with the transition to 13 SEER technology in the residential air conditioning business and new product investments in the commercial air conditioning business.

Bath and Kitchen’s capital expenditures for 2005 were $103 million (including $73 million on plant and equipment, $18 million of investments in affiliated companies and $12 million on computer software), an increase of 34% from 2004 capital expenditures of $77 million (including $58 million on plant and equipment, $1 million of investments in affiliated companies and $18 million on computer software). Major expenditures on plant and equipment in 2005 included projects related to productivity (process improvements), new products, product improvements and plant automation. Increases in investments in affiliated companies and other businesses were primarily related to purchasing additional ownership in certain majority owned Bath and Kitchen ventures in Europe and Asia from minority shareholders.

Capital expenditures for Vehicle Control Systems in 2005 were $69 million (including $61 million on plant and equipment and $8 million for computer software) essentially flat with expenditures of $69 million in 2004 (including $58 million on plant and equipment and $11 million for computer software). Expenditures on plant and equipment in 2005 were primarily related to capital equipment for new products, cost reduction and capacity expansion.

Corporate headquarters incurred minor amounts of spending on leasehold improvements and computer software in each of the last two years.

The Company believes capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. Six Sigma projects have freed up capacity in the Company’s manufacturing facilities and are expected to continue to do so. The Company expects to continue investing to expand and modernize its existing facilities and invest in its facilities to create capacity for new product development. The Company expects to make capital expenditures on plant and equipment in 2006 of approximately $250 million, excluding potential acquisitions and computer software.

Effect of Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. Statement of Financial Accounting Standard No. 151 (“FAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4 and Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29 were issued in 2004. FAS 151 will be effective for the Company in 2006 and requires that the cost of inventory exclude costs associated with abnormal amounts of idle capacity and spoilage. The impact of adopting FAS 151 is not expected to be material to the Company. FAS 153 became effective for the Company in the third quarter of 2005 and did not materially impact the Company’s financial statements. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation became effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The impact of this interpretation was not material to the Company’s financial statements. Statement No. 154 (“FAS 154”), Accounting Changes and Error Corrections was issued in the second quarter of 2005. Under FAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective in 2006.

Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. Currently, the Company accounts for share based payments under APB 25. Under APB 25, compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of stock on the grant date. On April 14, 2005 the Securities Exchange Commission approved a rule delaying the effective date of FAS 123 for public companies. Under the rule, FAS 123 is now effective for annual periods beginning after June 15, 2005. The Company will adopt FAS 123 in the first quarter of 2006. The Company will begin to recognize the cost of unvested awards outstanding as of January 1, 2006 as well as the cost of any awards granted after January 1, 2006 in its financial statements. The Company will not restate prior period financial statements to reflect the impact of expensing share based payments, but rather continue to reflect the pro forma impact to historical financial statements using the amounts from Note 2 of Notes to Financial Statements. The impact of adopting FAS 123 for fiscal 2006 is expected to be approximately $0.10 per diluted share.

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

The Company believes that of its significant accounting policies (see Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are post-retirement benefits, warranties, income taxes, revenue recognition and commitments and contingencies. Management has reviewed the following disclosures with the Audit Committee of the Board of Directors.

Post-retirement benefits–The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $33.8 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $1 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 6 of Notes to Financial Statements.

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

To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy obligations under extended warranty contracts are charged to cost of sales as incurred. Warranty accrual estimates are updated based upon the most current warranty claims information available. Such changes in estimates, including foreign exchange effects decreased warranty expense by a net $3 million in 2005, and increased warranty expense by $26 million in 2004, and $8 million in 2003. See Note 14 of Notes to Financial Statements for a three-year summary of warranty costs.

Income taxes–The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $175 million. A decrease in that valuation allowance of 10% would increase net income by approximately $17.5 million. The Company also estimates its effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. For example, income taxes in the first quarter of 2005 included a tax benefit of $39 million ($.18 per diluted share) associated with the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years; income taxes in the second quarter of 2005 included $36.4 million ($.17 per diluted share) of tax benefits primarily related to the resolution of tax audits; income taxes in the third quarter of 2005 included $9.0 million ($.04 per diluted share) of tax benefits primarily related to an adjustment to the 2004 tax provision to agree to the final U.S. tax return and income taxes in the fourth quarter included a tax expense of $20.6 million ($.10 per diluted share) primarily related to a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004.

Revenue Recognition–The Company derives a portion of its revenues streams from multiple-element arrangements and arrangements for the sale of air conditioning equipment and related services under long-term construction-type contracts. Both of these sources of revenues require the application of judgment and estimates. Revenues from contracts with multiple-element arrangements, such as those that include Company products along with other third party products, are recognized for each separate unit of accounting based on the relative fair value. Revenues associated with long-term construction type contracts are recorded using the percentage-of-completion method. The Company recognizes revenue under percentage of completion accounting using the cost to cost method as the measure of progress. The application of percentage of completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The long-term nature of these contracts and complexity of the projects can affect the Company’s ability to estimate revenues and costs expected from the project. Accordingly, the Company updates project cost estimates on a quarterly basis or, when changes in circumstances warrant, more frequently. Revenues associated with contracts accounted for under the percentage completion method of accounting amounted to approximately 4% of total company sales in 2005, 4% in 2004 and 5% in 2003.

The Company offers certain customers cooperative advertising allowances, rebates and other forms of sales incentives. The Company typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of revenue at the later of the date of the sale or the date the incentive is offered. However, where the Company receives an identifiable benefit for the consideration that is sufficiently separable from the associated sale and the Company can reasonably estimate the fair market value of the benefit received or if the consideration provided is non cash, the Company presents these costs in selling and administrative expenses in its consolidated statements of income. The recognition of the cost of these forms of sales incentives requires the application of judgments and estimates. The Company analyzes its history of paying such incentives, the terms of current and past incentives, as well as management’s assessment of current conditions and other facts and circumstances when recording an appropriate estimate for these items at the time of the related sale or date the incentive is offered.

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

Asbestos—In addition to the liability arising out of pending claims, the Company has recorded a liability for its exposure to unasserted future asbestos-related claims as well. The Company has also recorded a receivable for probable asbestos-related insurance recoveries. Both the recorded asbestos liability and the related receivable are based upon the Company’s assumptions in consultation with outside advisors. As a result, both the recorded liability and the recorded receivable may change in the future, possibly by significant amounts, if new facts or developments require the Company to reassess such assumptions. These assumptions are described in greater detail below.

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

The Company concluded in the fourth quarter of 2004, that a reasonable estimate of the liability and associated receivable for unasserted potential future asbestos-related claims could be made and accordingly the Company recorded this liability in its financial statements. The Company retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz and Alschuler, Inc. (“HR&A”) to assist it in calculating an estimate of its total liability for pending and unasserted potential future asbestos-related claims. The following assumptions were used in determining this liability:

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

The Company monitors the number and mix (disease type) of claims filed and paid each period against the estimates calculated by its asbestos liability model. The Company’s liability for both pending and unasserted claims could change significantly if actual experience related to these variables and/or information from the Company’s external advisors indicate that a change in the long-term assumptions regarding future claims is appropriate. For example, certain claim disease types are more costly to settle, which could impact the amount of the asbestos liability if actual experience and information regarding the current asbestos environment indicates that a change in the expected mix of future claims is warranted. In addition, the Company uses a rolling five year average of claim settlement amounts by disease type as the basis for calculating the expected settlement amounts of future claims. The asbestos liability could change significantly as the claim settlement amounts continue to develop. To date, the mix of claims filed (disease type), settlement amounts and timing of payments has not indicated that a change in the assumptions outlined above is appropriate.

In addition to the abovementioned liability, the Company has recorded a receivable for probable asbestos-related insurance recoveries. This receivable represents amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating the receivable the Company used the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considered the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees. In addition, the Company and its advisors continually monitor the status of pending litigation that could impact the allocation of claims against the Company’s various insurance policies.

The Company is in litigation against certain carriers whose policies the Company believes provide coverage for asbestos-related claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company expects to enter into mediation or settlement negotiations with some of the insurers that are party to this suit in 2006.

Notwithstanding the fact that a portion of the Company’s insurance recovery receivable is the subject of litigation, the Company has concluded that its insurance receivable is probable of recovery because of the following factors:

•	the success of other companies in collecting under their insurance policies in comparable circumstances. The Company has reviewed numerous situations involving other companies and concluded that the Company’s facts and circumstances support collection;

•	the Company’s confidence in its right to recovery under the terms of its policies and pursuant to applicable law;

•	the nature of the issues raised in the New Jersey coverage litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•	the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. The Company’s settlements in the New Jersey litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $98 million.

The Company reviews its estimates of the recorded asbestos-related liability and the related insurance receivables on a periodic basis to determine whether any adjustments are required. The Company may also adjust these estimates based upon the outcome of the court-ordered mediation referenced above and/or expected settlement discussions. For additional disclosures on asbestos and other contingent liabilities see Note 14 of Notes to Financial Statements for a description of the activity and related amounts that impacted the Company’s asbestos liability and related receivable for probable asbestos-related insurance recoveries.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	weather conditions as unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect business and results of operations in Air Conditioning Systems and Services;

•	the extent to which the Company will be able to realize the estimated savings from materials management and Six Sigma initiatives;

•	additional developments which may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2006;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; and

•	adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to fluctuations in the price of major raw material commodities used in the manufacturing process (such as copper, aluminum, steel and natural gas), foreign currency fluctuations and interest rate changes. From time to time the Company enters into hedge agreements to reduce its risks related to commodity price, foreign currency and interest rates. Such agreements hedge only specific transactions or commitments. To minimize the risk of counter-party nonperformance, such agreements are made only through major financial institutions with significant experience in such financial instruments.

To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. The Company generally does not enter commodity hedges extending beyond eighteen months. The notional value of commodity-forward contracts outstanding as of December 31, 2005 and 2004 was $128 million and $95 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $15 million as of December 31, 2005 and $11 million as of December 31, 2004.

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

To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness. The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2005, and December 31, 2004 was $225 million and $300 million, respectively. Including that $225 million, as of December 31, 2005, approximately $593 million of the Company’s $1.696 billion total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $2 million and $3 million as of December 31, 2005 and 2004.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $75.2 million as of December 31, 2005, extending from 2006 to 2022, under long-term contracts related to its air conditioning equipment and system controls. Through 2005 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Standard Companies Inc.

We have audited the accompanying consolidated balance sheet of American Standard Companies Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, consolidated statement of shareholders’ equity and comprehensive income, and consolidated statement of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Standard Companies Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 21, 2006

CONSOLIDATED STATEMENT OF INCOME

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
(Amounts in millions, except share data)	2005	2004	2003
Sales	$10,264.4	$9,508.8	$8,567.6

Costs, expenses and other income:
Cost of sales	7,523.6	6,952.3	6,477.5
Selling and administrative expenses	1,865.4	1,708.5	1,360.8
Other expense	31.2	50.0	53.1
Asbestos indemnity charge, net of recoveries	—	320.2	10.0
Interest expense	118.3	114.9	117.0

	9,538.5	9,145.9	8,018.4

Income before income taxes	725.9	362.9	549.2
Income taxes	169.6	49.5	144.0

Net income applicable to common shares	$556.3	$313.4	$405.2

Net income per common share:
Basic	$2.63	$1.46	$1.87

Diluted	$2.56	$1.42	$1.83

Average outstanding common shares:
Basic	211,290,498	214,835,002	216,809,658
Diluted	216,969,293	220,584,135	221,150,472

See Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
(Amounts in millions, except share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$390.7	$229.4
Accounts receivable, less allowance for doubtful accounts–$46.9 in 2005; $46.2 in 2004	1,161.3	1,154.5
Inventories	1,078.2	1,087.2
Future income tax benefits	99.3	114.5
Retained interest in securitization program	208.4	174.5
Other current assets	128.3	129.7

Total current assets	3,066.2	2,889.8
Facilities, at cost, net of accumulated depreciation	1,622.2	1,620.0
Goodwill	1,152.9	1,267.7
Capitalized software costs, net of accumulated amortization–$321.8 in 2005; $274.5 in 2004	200.6	230.0
Debt issuance costs, net of accumulated amortization–$33.1 in 2005; $28.2 in 2004	13.9	15.4
Long-term asbestos receivable	384.0	399.6
Long-term future income tax benefits	93.5	78.4
Investment in associated companies	98.2	77.5
Other assets	236.3	263.4

TOTAL ASSETS	$6,867.8	$6,841.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$17.5	$76.6
Current maturities of long-term debt	2.6	2.2
Accounts payable	844.5	887.2
Accrued payrolls	339.5	331.2
Current portion of warranties	181.9	155.1
Taxes on income	91.8	130.5
Other accrued liabilities	751.1	763.9

Total current liabilities	2,228.9	2,346.7
Long-term debt	1,676.1	1,429.1
Other long-term liabilities:
Post-retirement benefits	631.6	744.1
Long-term portion of asbestos liability	673.0	683.4
Warranties	246.7	242.4
Deferred tax liabilities	131.1	94.3
Other	357.9	371.5

Total liabilities	5,945.3	5,911.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,769,794 in 2005; 251,768,741 in 2004; and shares outstanding: 206,741,396 in 2005; 214,947,988 in 2004	2.5	2.5
Capital surplus	834.4	794.5
Treasury stock, at cost: 45,028,398 shares in 2005; 36,820,753 shares in 2004	(1,181.4)	(760.1)
Retained earnings	1,576.5	1,146.6
Accumulated other comprehensive income:
Deferred gain on hedge contracts, net of tax	20.9	9.3
Foreign currency translation effects	(212.6)	(102.8)
Minimum pension liability adjustment, net of tax	(117.8)	(159.7)

Total shareholders’ equity	922.5	930.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,867.8	$6,841.8

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

AMERICAN STANDARD COMPANIES INC.

	Year Ended December 31,
(Amounts in millions)	2005	2004	2003
Cash provided (used) by:
Operating activities:
Net income	$556.3	$313.4	$405.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180.4	171.0	161.8
Amortization of capitalized software and other intangibles	87.3	90.9	85.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(20.6)	(15.8)	(14.3)
Non-cash stock compensation	64.5	60.9	60.4
Deferred income taxes	36.8	(156.1)	31.5
Gain on sale of property, plant and equipment	(3.4)	(3.7)	(7.9)
Changes in assets and liabilities:
Accounts receivable	(49.9)	(86.1)	(86.3)
Inventories	(30.0)	(138.4)	(76.5)
Accounts payable	(10.3)	157.6	33.4
Other accrued liabilities and taxes	68.1	53.5	188.2
Post-retirement benefits	(13.0)	(19.1)	(9.4)
Net asbestos indemnity liability	5.2	316.3	0.2
Other current and long-term assets	(74.6)	(84.0)	(102.8)
Other long-term liabilities	23.6	77.2	(17.3)

Net cash provided by operating activities before proceeds from initial sale of receivables	820.4	737.6	651.2
Proceeds from initial sale of receivables, net	—	27.1	—

Net cash provided by operating activities	820.4	764.7	651.2

Investing activities:
Purchases of property, plant and equipment	(293.8)	(215.9)	(170.7)
Investments in affiliated companies and other businesses	(26.6)	(1.5)	(25.0)
Investments in computer software	(43.3)	(46.6)	(44.9)
Proceeds from repayment/loan to joint venture, net	12.2	(16.2)	—
Proceeds from disposal of property, plant and equipment	28.2	29.4	23.2

Net cash used by investing activities	(323.3)	(250.8)	(217.4)

Financing activities:
Proceeds from issuance of long-term debt	205.3	1.1	33.0
Repayments of long-term debt, including redemption premiums	(211.2)	(2.8)	(129.6)
Net change in revolving credit facilities	319.8	(228.5)	(276.4)
Net change in other short-term debt	(57.8)	26.6	1.8
Purchases of treasury stock	(500.0)	(253.0)	(149.5)
Dividend payments	(126.4)	—	—
Proceeds from exercise of stock options	35.6	36.9	54.9
Payments of/proceeds from foreign exchange forward contracts	(4.1)	8.5	38.2
Other common stock issued or reacquired, net and other	8.6	6.6	7.5

Net cash used by financing activities	(330.2)	(404.6)	(420.1)

Effect of exchange rate changes on cash and cash equivalents	(5.6)	8.4	1.4

Net increase in cash and cash equivalents	161.3	117.7	15.1
Cash and cash equivalents at beginning of period	229.4	111.7	96.6

Cash and cash equivalents at end of period	$390.7	$229.4	$111.7

Cash paid during the year for:
Interest	$110.9	$107.3	$114.1
Taxes	$185.3	$160.0	$40.9

See Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

AMERICAN STANDARD COMPANIES INC.

						Accumulated Other Comprehensive Income
(Amounts in millions)	Common Stock	Capital Surplus	Unearned Compen- sation	Treasury Stock	Retained Earnings	Deferred Gain (Loss) on Hedge Contracts	Foreign Currency Translation Effects	Minimum Pension Liability Adjust- ment	Compre- hensive Income
Balance at December 31, 2002	$2.5	$722.6	$(2.3)	$(534.6)	$428.0	$(2.0)	$(309.2)	$(75.2)
Net income	—	—	—	—	405.2	—	—	—	$405.2
Foreign currency translation	—	—	—	—	—	—	104.7	(2.3)	102.4
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	9.1	—	—	9.1
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(15.7)	(15.7)

Total comprehensive income									$501.0

Treasury stock purchased	—	—	—	(151.9)	—	—	—	—
Stock options exercised	—	(7.1)	—	61.9	—	—	—	—
Stock options tax benefit	—	14.2	—	—	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	21.1	—	37.7	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	1.6	—	5.6	—	—	—	—
Amortization of unearned compensation-restricted stock	—	—	1.6	—	—	—	—	—
Other common stock issued or reacquired	—	1.3	—	(3.0)	—	—	—	—

Balance at December 31, 2003	2.5	753.7	(0.7)	(584.3)	833.2	7.1	(204.5)	(93.2)
Net income	—	—	—	—	313.4	—	—	—	$313.4
Foreign currency translation	—	—	—	—	—	—	101.7	(2.3)	99.4
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	2.2	—	—	2.2
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(64.2)	(64.2)

Total comprehensive income									$350.8

Treasury stock purchased	—	—	—	(250.6)	—	—	—	—
Stock options exercised	—	(6.4)	—	43.4	—	—	—	—
Stock options tax benefit	—	14.1	—	—	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	28.7	—	31.4	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	3.0	—	4.6	—	—	—	—
Amortization of unearned compensation-restricted stock	—	—	0.7	—	—	—	—	—
Compensation charge upon acceleration of option vesting	—	0.2	—	—	—	—	—	—
Other common stock issued or reacquired	—	1.2	—	(4.6)	—	—	—	—

Balance at December 31, 2004	2.5	794.5	—	(760.1)	1,146.6	9.3	(102.8)	(159.7)
Net income	—	—	—	—	556.3	—	—	—	$556.3
Foreign currency translation	—	—	—	—	—	—	(109.8)	9.5	(100.3)
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	11.6	—	—	11.6
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	32.4	32.4

Total comprehensive income									$500.0

Dividends Paid	—	—	—	—	(126.4)	—	—	—
Treasury stock purchased	—	—	—	(500.0)	—	—	—	—
Stock options exercised	—	(7.2)	—	42.9	—	—	—	—
Stock options tax benefit	—	13.3	—	—	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	29.1	—	35.3	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	3.4	—	5.3	—	—	—	—
Other common stock issued or reacquired	—	1.3	—	(4.8)	—	—	—	—

Balance at December 31, 2005	$2.5	$834.4	$—	$(1,181.4)	$1,576.5	$20.9	$(212.6)	$(117.8)

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

NOTE 2. Accounting Policies

Financial Statement Presentation–The consolidated financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures (generally a 20% to 50% ownership interest) are included at cost plus the Company’s equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in associated companies in the consolidated balance sheet. Certain reclassifications of amounts reported in prior years have been made to conform to the 2005 classifications.

Use of Estimates–The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, warranties, income taxes, revenue recognition, insurance recoveries, asbestos indemnity liabilities and commitments and contingencies.

Foreign Currency Translation–In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Income, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

Revenue Recognition–In accordance with Securities and Exchange Commission’s, Staff Accounting Bulletin No. 104, sales of manufactured products are principally recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectibility of the sales price is reasonably assured. A portion of the Company’s revenue stream is derived from the sale of services. Revenue under long-term service contracts for the maintenance of air conditioning equipment is recorded over the term of the contract. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company derives a portion of its revenues streams from multiple element-arrangements. Revenues from contracts with multiple-element arrangements, such as those that include Company products along with other third party products, are recognized for each separate unit of accounting based on the relative fair value. Revenues from air conditioning equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and related guidance. The Company recognizes revenue under percentage of completion accounting using the cost to cost method as the measure of progress. Revenues associated with contracts accounted for under the percentage of completion method of accounting amounted to approximately 4% of total Company sales in 2005, 4% in 2004 and 5% in 2003.

In accordance with EITF 01-9, Accounting for Consideration Given By a Vendor to a Customer, the Company typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of revenue at the later of the date of the sale or the date the incentive is offered. However, where the Company receives an identifiable benefit for the consideration that is sufficiently separable from the associated sale and the Company can reasonably estimate the fair market value of the benefit received or if the consideration provided is non cash, the Company presents these costs in selling and administrative expenses in its consolidated statements of income. For the years ended December 31, 2005, 2004 and 2003, respectively, $39.6 million, $31.8 million and $35.1 million of consideration provided to customers has been reflected in selling and administrative expenses in the consolidated statements of income.

Shipping and Handling Costs–Shipping, handling, purchasing, receiving, inspecting, warehousing, internal transfer and other costs of distribution are presented in cost of sales in the consolidated statements of income.

Cash Equivalents–Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Allowance for Doubtful Accounts–In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. The Company provides for estimates of product returns at the time of sale.

Transfers of Financial Instruments- Sales and transfers of financial instruments are accounted for under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Company sells interests in accounts receivables to special purpose entities created as part of accounts receivable financing facilities established by the Company in Europe and the U.S. with major international banks (see Note 8 of Notes to Financial Statements). Receivables sold under such arrangements are removed from the balance sheet at the time they are sold since the transactions meet the sale criteria per FAS 140. Specifically, the receivables are legally isolated from the Company, the purchasers have the right to pledge or exchange the receivables and the purchasers obtain effective control over the receivables. Any retained interests in receivables sold are recorded by the Company at fair value and recorded in other current assets.

Inventories–Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

Facilities– Property plant and equipment balances are stated at cost less accumulated depreciation. The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. The Company assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred. The Company capitalized $0.5 million, $0.2 million and $0.9 million of interest related to construction of facilities for the years ended December 31, 2005, 2004 and 2003.

Depreciation–Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 15 years for machinery and equipment.

Computer Software–In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. The Company amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use.

Goodwill and Intangible Assets–In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to annual impairment tests as of each October 1 of each fiscal year or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with Statement of Financial Accounting Standard

No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses long-lived assets, including intangible assets subject to amortization, for impairment on an annual basis, or when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Impairments of intangible assets are recognized when the carrying value of the assets are less than the expected cash flows of the assets on an undiscounted basis. All amortizable assets are amortized over their useful lives. See Note 15 of Notes to Financial Statements.

Debt Issuance Costs–The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt.

Warranties–The Company provides for estimated warranty costs at the time of sale of products sold with a limited warranty. The Company also sells extended warranty contracts on certain products, and the revenues from them are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy extended warranty obligations are charged to cost of sales as incurred. See Note 14 for a summary of warranties.

Post-retirement Benefits–Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and related guidance. See Note 6 of Notes to Financial Statements.

Asbestos Indemnity Liability and related Insurance Recoveries – The Company records a liability for all probable and estimable asbestos claims incurred as well as claims incurred but not yet reported to the Company. The Company engaged an expert to assist it in calculating the total asbestos indemnity liability. In addition, the Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. See Note 14 of Notes to Financial Statements.

Research and Development Expenses–Research and development costs are expensed as incurred. The Company expended approximately $187 million in 2005, $165 million in 2004 and $152 million in 2003 for research activities, product development and for product engineering. Expenditures for research and product development only were $114 million, $102 million and $92 million in the respective years.

Income Taxes–In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are determined on the asset and liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

Advertising Expense–The cost of advertising is expensed as incurred or in the case of sales literature as distributed. The Company incurred $136 million, $126 million and $128 million of advertising costs in 2005, 2004 and 2003, respectively.

Earnings per Share–Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share included average incremental shares of 5,678,796 in 2005, 5,749,133 in 2004 and 4,340,814 in 2003, primarily from the assumed exercise of stock options issued under the Company’s stock option plans (see Note 12). The average number of outstanding shares of common stock used in computing diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 excluded 869,849, 46,554 and 163,168 shares associated with options to purchase shares of the Company’s stock, respectively, due to their antidilutive effect.

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

Financial Instruments with Off Balance Sheet Risk–The Company from time to time enters into agreements to reduce its risk related to foreign currency, commodity prices and interest rates. Gains and losses from underlying rate or price changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are included as a component of foreign currency translation effects in shareholders’ equity or included as a component of the transaction.

Stock-Based Compensation–The Company has three stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), which are described in Note 12. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Compensation cost is not recorded for the 15% discount on shares purchased under the ESPP, which is not considered compensation under APB 25. Compensation cost is recorded for the value of restricted share awards, amortized over the vesting period of the award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Net income, as reported	$556.3	$313.4	$405.2
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(20.0)	(17.4)	(19.9)

Pro forma net income	$536.3	$296.0	$385.3

Earnings per share:
Basic–as reported	$2.63	$1.46	$1.87

Basic–pro forma	$2.54	$1.38	$1.78

Diluted–as reported	$2.56	$1.42	$1.83

Diluted–pro forma	$2.48	$1.34	$1.74

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.30% in 2005, 3.09% in 2004 and 3.08% in 2003; volatility of 26% in 2005, 28% in 2004 and 28% in 2003; an expected average life of 5 years in 2005, 2004 and 2003; and a dividend yield of 1.40% in 2005 and zero in 2004 and 2003.

NOTE 3. Effect of Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. Statement of Financial Accounting Standard No. 151 (“FAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4 and Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29 were issued in 2004. FAS 151 will be effective for the Company in 2006 and requires that the cost of inventory exclude costs associated with abnormal amounts of idle capacity and spoilage. The impact of adopting FAS 151 is not expected to be material to the Company. FAS 153 became effective for the Company in the third quarter of 2005 and did not materially impact the Company’s financial statements. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation became effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The impact of this interpretation was not material to the Company’s financial statements. Statement No. 154 (“FAS 154”), Accounting Changes and Error Corrections was issued in the second quarter of 2005. Under FAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective in 2006.

Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123r”), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. Currently, the Company accounts for share based payments under APB 25. Under APB 25, compensation cost is not recorded for substantially all options granted because the option exercise price was equal to the market value of stock on the grant date. On April 14, 2005 the Securities Exchange Commission approved a rule delaying the effective date of FAS 123r for public companies. Under the rule, FAS 123r is now effective for annual periods beginning after June 15, 2005. The Company will adopt FAS 123r in the first quarter of 2006. The Company will begin to recognize the cost of unvested awards outstanding as of January 1, 2006 as well as the cost of any awards granted after January 1, 2006 in its financial statements. The Company will not restate prior period financial statements to reflect the impact of expensing share based payments, but rather continue to reflect the pro forma impact to historical financial statements using the amounts from Note 2 of Notes to Financial Statements. The impact of adopting FAS 123r for fiscal 2006 is expected to be approximately $0.10 per diluted share.

NOTE 4. Operational Consolidation Charges

During 2005 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described below. The total cost of these actions was $69.2 million ($47.2 million net of taxes) of which $41 million is included in cost of sales and $28.2 million is included in selling and administrative expenses. These actions included the elimination of 1,108 jobs. Included in the $69.2 million of operational consolidation expenses was $62.4 million related to 2005 and $6.8 million related to 2004 carryover actions.

Air Conditioning Systems and Services incurred $25.7 million of operational consolidation expenses related to the following initiatives:

(i)	$12.0 million of charges primarily related to severance and job elimination expenses associated with a plan designed to improve the effectiveness and efficiency of the business on a global basis that included the elimination of 340 jobs and the consolidation of administrative functions,

(ii)	$10.8 million of charges for the impairment of goodwill and other long-lived assets and $1.1 million of charges for severance, associated with the closure of its Rockingham, NC manufacturing facility that included the elimination of 118 jobs,

(iii)	$1.8 million of charges associated with a plan to transfer production to a lower cost production facility in North America and salaried severance.

Air Conditioning Systems and Services expects to incur an additional $1.8 million during 2006 to complete the ongoing actions at December 31, 2005.

Bath and Kitchen incurred $29.7 million of operational consolidation expenses related to the following 2005 initiatives.

(i)	$12.7 million of severance and employee costs and asset impairment charges to reorganize fittings manufacturing operations in Europe that included the elimination of 198 jobs,

(ii)	$7.0 million related to streamlining manufacturing and distribution operations in Europe and Asia that included the elimination of 330 jobs,

(iii)	$5.7 million related to streamlining administrative processes in Europe that included the elimination of 50 jobs, and

(iv)	$4.3 million related to streamlining administrative processes in the Americas that included the elimination of 8 jobs.

Bath and Kitchen expects to incur an additional $5.2 million during 2006 to complete the plans outstanding as of December 31, 2005.

Vehicle Controls Systems incurred $13.7 million of operational consolidation expenses of which $6.9 million related to 2005 plans and $6.8 million related to 2004 carryover actions and included the elimination of 64 jobs. The 2005 charges relate to plans associated with job elimination programs designed to streamline processes. The charges associated with 2004 carryover actions pertain to the continued execution of a plan to transfer production of certain products from a manufacturing facility in Leeds, UK to a facility in Poland. Vehicle Control Systems expects to incur an additional $3.9 million during 2006 to complete the actions outstanding as of December 31, 2005.

Following is a summary of the 2005 operational consolidation programs and asset impairment charges (dollars in millions):

	2005 Program Charges	Cash Payments	Non-Cash Write-Off	Balance Dec. 31, 2005
Termination payments and other employee costs	$41.8	$(27.6)	$(0.5)	$13.7
Asset impairments	16.1	—	(16.1)	—
Other	4.5	(3.1)	—	1.4

	$62.4	$(30.7)	$(16.6)	$15.1

The Company expects that substantially all of the $15.1 million balance as of December 31, 2005 will be utilized by the end of 2006. The accrued termination payments and other employee costs are for severance and other related payments expected to be made after termination. The facilities being closed will be sold and manufacturing equipment will be transferred to other facilities or scrapped.

During 2004 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described below. The total cost of these actions was $46.4 million ($32.0 million net of taxes). These actions included the elimination of 1,695 jobs.

Air Conditioning Systems and Services incurred $7.7 million of operational consolidation expenses related to the elimination of jobs globally and the transfer of production to a lower cost facility in North America.

Bath and Kitchen incurred $33.0 million of operational consolidation expenses, comprised of the following:

(i) $6.0 million related to the closure of a manufacturing facility in the Philippines owned by Sanitarywares Manufacturing Corp., a public Philippine company in which American Standard Inc. has a majority ownership interest;

(ii) $17.5 million of operational consolidation costs in Europe relating to the closure and sale of a facility, the transfer of production to lower cost facilities and the centralization of administrative work; and

(iii) $9.5 million of operational consolidation expenses in the Americas, related to the transfer of production to lower cost facilities and the consolidation and restructuring of administrative functions.

As part of an effort to remain cost-competitive and optimize its manufacturing capabilities, the Vehicle Control Systems decided to transfer production of certain products from its manufacturing facility in Leeds, UK to a facility in Poland. This action resulted in a charge of approximately $3.4 million, including costs for job elimination expenses, post-employment benefits for employees and non-cash asset impairment charges. Vehicle Control Systems incurred an additional $2.0 million of expenses related to other job eliminations in Europe.

Following is a summary of the 2004 operational consolidation programs and asset impairment charges (dollars in millions):

		Cash Payments
	2004 Program Charges (i)	2004	2005	Non-Cash Write-Off (ii)	Balance at Dec. 31, 2005
Termination payments and other employee costs	$40.8	$(18.8)	$(18.3)	$(3.6)	$0.1
Asset impairments	6.1	—	—	(6.1)	—
Other	6.3	(2.7)	(1.8)	—	1.8

	$53.2	$(21.5)	$(20.1)	$(9.7)	$1.9

(i)	Includes $6.8 million of carryover charges expensed in 2005.

(ii)	Includes $(0.6) million of carryover write-offs made in 2005.

The Company expects that substantially all of the $1.9 million balance as of December 31, 2005 will be utilized by the end of 2006.

In the fourth quarter of 2003 the Company incurred charges related to job eliminations in each of its businesses. The total cost of these actions was $38.9 million ($27.3 million net of taxes) and was included in cost of sales. Air Conditioning incurred $8.4 million of job elimination charges related to consolidation and restructuring of administrative functions globally. Bath and Kitchen incurred $20.8 million of job elimination charges related to manufacturing and distribution actions and the consolidation of administrative functions. Vehicle Control Systems incurred $9.7 million of job elimination charges primarily related to the consolidation and restructuring of administrative functions. These actions included the elimination of 870 jobs.

During 2005 the Company expended $3.4 million of cash on 2003 programs, which are substantially complete as of December 31, 2005.

NOTE 5. Other Expense

Other expense (income) was as follows:

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Equity in net income of unconsolidated joint ventures	$(34.8)	$(28.2)	$(25.9)
Minority interest expense	14.4	18.4	15.6
Receivable discount fees	46.1	41.8	42.5
Accretion expense on retirement plans	25.7	33.1	34.4
Foreign exchange (gain) loss	(3.9)	4.1	(9.6)
Interest income	(3.4)	(9.1)	(2.3)
Gain on sale of assets	(2.5)	(3.7)	(7.9)
Other, net	(10.4)	(6.4)	6.3

	$31.2	$50.0	$53.1

The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is in Meritor WABCO Vehicle Control Systems (“Meritor/WABCO”). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck, trailer, bus and sport utility vehicle manufacturers and providing after-market distribution for Vehicle Control Systems. The Company recognized $169.1 million, $159.1 million and $113.4 million of sales to this joint venture for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also holds a 24.5% ownership interest in Alliance Compressors, (“Alliance”) a joint venture the supplies the Company’s Air Conditioning Systems and Services business with air conditioning system compressors. The Company purchased $73.5 million, $60.4 million and $50.7 million of goods from Alliance during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6. Post-retirement Benefits

The Company sponsors post-retirement benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (the “ESOP”) and a 401(k) savings plan (the “Savings Plan”) for the Company’s U.S. salaried employees and certain U.S. hourly employees, a defined benefit plan for most U.S. employees covered by collective bargaining arrangements, and a pension plan established in 2003 as described below for certain U.S. salaried and non-union employees. The ESOP and Savings Plan are individual-account defined contribution plans. Shares of the Company’s common stock held by the ESOP and Savings Plan are allocated to the accounts of eligible employees through basic allocations of 3% of covered compensation in the ESOP, and a matching Company contribution to the Savings Plan of up to 6% of covered compensation. The Company will fund the ESOP and Savings Plan through contributions of either cash or shares of the Company’s common stock. Shares of common stock earned by employees under the ESOP are credited to each employees ESOP account based on the fair value of shares on the date earned. Cash dividends earned by shares held in the ESOP are credited to each employee’s account. At December 31, 2005, 1.5 million shares of common stock had been allocated to employee accounts. Shares of common stock held by the ESOP are included in the average number of shares outstanding for both basic and diluted earnings per share. Effective September 1, 2003, the Company established a pension plan for salaried and non-union U.S. employees (the “Cash Balance Plan”). Eligible employees may elect to participate in the pension plan and receive a credit equal to 3% of eligible pay. For these employees the Company match in the Savings Plan is 50% of the employee contribution (up to a Company match of 3%). For employees who do not elect to participate in the pension plan, the Company match in the Savings Plan is 100% of the employee contribution (up to a Company match of 6%).

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee’s compensation during the last years of employment or negotiated benefit levels. Participants under the Cash Balance Plan receive 3% of their salary per year. This benefit earns an interest credit approximating five-year U.S. Treasury Securities and vests over a three-year period. In the U.S. the Company also provides various post-retirement health and life insurance benefits for certain of its employees. Certain of the pension plans are funded, depending on tax and statutory considerations in the country. Post-retirement health and life insurance benefits are funded as incurred.

The following table provides a reconciliation of the changes in pension and post-retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2005 and 2004, and a statement of the funded status as of December 31, 2005 and 2004:

(Dollars in millions)	2005 Domestic Pension Benefits	2005 Domestic Health & Life Ins. Benefits	2005 Foreign Pension Benefits	2004 Domestic Pension Benefits	2004 Domestic Health & Life Ins. Benefits	2004 Foreign Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$676.4	$308.7	$1,014.7	$640.2	$307.6	$827.8
Service cost	20.2	8.0	36.5	18.6	7.8	35.6
Interest cost	38.4	16.9	51.3	36.8	17.4	47.6
Participant contributions	—	9.8	0.6	—	2.4	1.7
Plan amendments	5.9	(3.4)	0.2	3.6	(6.0)	—
Actuarial loss	10.1	12.4	96.2	13.9	8.6	85.5
Curtailment	(0.2)	—	—	(0.8)	(1.0)	—
Special termination benefits	0.9	—	—	0.5	—	—
Benefit payments	(39.8)	(27.9)	(53.5)	(37.9)	(26.0)	(50.5)
Medicare Part D subsidy	—	(5.0)	—	—	(2.1)	—
Foreign exchange effects	—	—	(132.8)	—	—	69.5
Other	—	—	7.3	1.5	—	(2.5)

Obligation at end of year	$711.9	$319.5	$1,020.5	$676.4	$308.7	$1,014.7

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	550.0	—	481.5	472.1	—	405.8
Actual return on assets	46.2	—	85.6	58.9	—	40.6
Divestitures	—	—	1.3	—	—	—
Employer contributions	54.6	18.1	54.2	56.9	23.6	50.3
Participant contributions	—	9.8	0.6	—	2.4	1.7
Benefit payments	(39.8)	(27.9)	(53.5)	(37.9)	(26.0)	(50.5)
Foreign exchange effects	—	—	(52.1)	—	—	36.2
Other expenses	—	—	(1.3)	—	—	(2.6)

Fair value of plan assets at end of year	$611.0	$—	$516.3	$550.0	$—	$481.5

Funded Status at December 31:
Funded status	(100.9)	(319.5)	(504.2)	(126.4)	(308.7)	(533.2)
Unrecognized prior service cost (benefit)	54.8	(38.3)	2.8	54.9	(39.5)	3.6
Unrecognized net actuarial loss	108.1	139.4	209.4	102.8	138.4	208.1

Net amount recognized	$62.0	$(218.4)	$(292.0)	$31.3	$(209.8)	$(321.5)

Amounts Recognized on Balance Sheet
Prepaid Benefit Cost	—	—	18.0	—	—	20.1
Accrued Benefit Liability	(94.8)	(218.4)	(405.6)	(120.8)	(209.8)	(475.9)
Intangible Asset	55.2	—	2.1	54.8	—	3.3
Accumulated Other Comprehensive Income	101.6	—	93.5	97.3	—	131.0

Net amount recognized	$62.0	$(218.4)	$(292.0)	$31.3	$(209.8)	$(321.5)

Accrued benefit liabilities recorded on the balance sheet included current liabilities of $58.2 million and $55.5 million at year end 2005 and 2004, respectively.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

(Dollars in millions)	2005 Domestic Plans	2005 Foreign Plans	2004 Domestic Plans	2004 Foreign Plans
For all plans:
Accumulated benefit obligation	$705.8	$910.3	$669.7	$912.6
For pension plans with Accumulated Benefit Obligations in excess of plan assets:
Projected benefit obligation	711.9	951.1	676.4	947.8
Accumulated benefit obligation	705.8	910.3	669.7	848.3
Fair value of plan assets	611.0	427.1	550.0	394.7

Unfunded ABO	$94.8	$483.2	$119.7	$453.6

Additional Minimum Liability	$156.9	$71.9	$152.1	$134.3

Increase/(Decrease) in Minimum Liability included in Other Comprehensive Income	4.3	(46.5)	(2.6)	94.6
Deferred tax effects included in above	(1.7)	11.5	1.0	(28.8)

Net change included in Other Comprehensive Income	$2.6	$(35.0)	$(1.6)	$65.8

Total post-retirement costs are shown below:

(Dollars in millions)	Year ended December 31,
	2005	2004	2003
Domestic Pensions	$24.0	$27.7	$37.8
Foreign Pensions	62.7	59.0	38.2
Health and life insurance benefits	26.6	26.8	26.1

Subtotal	113.3	113.5	102.1
Defined contribution plan cost, principally ESOP	64.5	60.1	58.8

Total post-retirement costs, including accretion expense	$177.8	$173.6	$160.9

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

(Dollars in millions)	2005 Domestic Pensions	2005 Foreign Pensions	2004 Domestic Pensions	2004 Foreign Pensions	2003 Domestic Pensions	2003 Foreign Pensions
Service cost-benefits earned during period	$20.2	$36.5	$18.6	$35.6	$15.9	$25.6
Interest cost on projected benefit obligation	38.4	51.3	36.8	47.6	37.1	34.5
Less assumed return on plan assets	(45.1)	(33.4)	(40.0)	(33.7)	(31.0)	(24.0)
Amortization of prior service cost	5.7	0.7	5.5	0.7	5.8	0.5
Amortization of net (gain) loss	3.7	7.6	2.8	6.7	4.4	1.4

Defined benefit plan cost	22.9	62.7	23.7	56.9	32.2	38.0
Curtailment loss	1.1	—	4.0	2.1	5.6	0.2

Net defined benefit plan cost after curtailments	$24.0	$62.7	$27.7	$59.0	$37.8	$38.2

Other Post Retirement Benefit Costs

(Dollars in millions)	2005 Domestic Health & Life Ins. Benefits	2004 Domestic Health & Life Ins. Benefits	2003 Domestic Health & Life Ins. Benefits
Service cost-benefits earned during period	$8.0	$7.8	$7.9
Interest cost on projected benefit obligation	16.9	17.4	17.4
Amortization of prior service cost	(4.5)	(4.3)	(4.2)
Amortization of net loss	6.3	6.4	5.1

Defined benefit plan cost	26.7	27.3	26.2
Curtailment gain	(0.1)	(0.5)	(0.1)

Net defined benefit plan cost after curtailments	$26.6	$26.8	$26.1

Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,

	2005 Domestic Plans	2005 Foreign Plans	2004 Domestic Plans	2004 Foreign Plans
Discount Rate	5.75%	4.3%	5.75%	5.0%
Salary Growth	4.1%	3.4%	4.1%	3.5%

Net Periodic Pension Cost for the year
Discount Rate	5.75%	4.85%	6.0%	5.5%
Salary Growth	4.1%	3.4%	4.5%	3.1%
Expected Return on Plan Assets	8.25%	7.25%	8.5%	7.15%

The assumed rate of return is a long-term investment return that takes into account the types of assets held by the plan and expected returns for the asset class. Return expectations reflect forward-looking analysis as well as historical experience. The Company’s asset management strategy focuses on maintaining a diversified portfolio using various asset classes to generate attractive returns while managing risk. In determining the target asset allocation for a given plan, consideration is given to the nature of its liabilities, and portfolios are periodically rebalanced with reference to the target level.

Asset Allocation

	2005 Domestic Plans	2005 Foreign Plans	2004 Domestic Plans	2004 Foreign Plans	Target Domestic Plans	Target Foreign Plans
Equity Securities	66%	66%	68%	64%	64%	64%
Debt Securities	33%	31%	31%	32%	31%	34%
Other, including Real Estate	1%	3%	1%	4%	5%	2%

The Company makes contributions to pension plans that at a minimum meet all statutory funding requirements. Contributions in 2005, including payment of benefits incurred by unfunded plans, totaled $54.6 million to domestic plans and $54.2 million to foreign plans. Similar levels of contribution are expected for 2006.

Expected future benefit payments are shown in the table below:

(Dollars in millions)	2006	2007	2008	2009	2010	2011-2015
Domestic plans without subsidy	$59.3	$72.2	$66.5	$71.4	$78.8	$413.5
Medicare D subsidy reimbursements	0.7	0.8	0.8	0.8	0.8	3.9
Foreign Plans	49.6	51.2	52.6	54.2	58.2	343.7

The weighted-average annual assumed rate of increase in the health care cost trend rate is 9.5% for 2006 and is assumed to decrease to 9.0% in 2007 and gradually decline to 4.75% by 2018. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$11.3	$(10.3)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	0.6	(0.6)

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which addresses the accounting and disclosure requirements required as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. Provisions of the Act will provide eligible plan sponsors with a subsidy that the Company expects to use to decrease the benefit obligation and net post-retirement benefit cost. Under the FSP, which was effective for the Company in the third quarter of 2004, the decrease in the benefit obligation upon initial adoption was accounted for as an actuarial gain of $0.1 million.

NOTE 7. Income Taxes

The Company’s income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Income before income taxes:
Domestic	$397.6	$59.4	$253.4
Foreign	328.3	303.5	295.8

	$725.9	$362.9	$549.2

Provision for income taxes:
Current:
Domestic	$57.4	$91.5	$55.3
Foreign	92.0	87.0	55.7

	149.4	178.5	111.0

Deferred:
Domestic	36.5	(130.6)	12.1
Foreign	(16.3)	1.6	20.9

	20.2	(129.0)	33.0

Total provision	$169.6	$49.5	$144.0

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2005, 2004 and 2003 to the income before income taxes is as follows:

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Tax provision at statutory rate	$254.1	$127.0	$192.2
Foreign earnings taxed at other than 35%	(44.5)	(84.6)	(15.3)
Increase (decrease) in valuation allowance	(0.3)	49.4	(13.1)
Withholding taxes on undistributed earnings	—	(18.0)	—
Benefit of tax audit settlements	(62.3)	(18.5)	(26.7)
State tax provision	11.1	0.8	6.7
Repatriation of foreign earnings under Jobs Creation Act	22.6	—	—
Other, net	(11.1)	(6.6)	0.2

Total provision	$169.6	$49.5	$144.0

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

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Dollars in millions)	2005	2004
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$233.7	$229.7
Inventory (LIFO and purchase accounting differences)	29.3	23.9
Employee benefits	63.6	44.4
Intangibles	27.9	22.8
Basis difference in minority interest	15.1	11.3
Other	78.6	102.7

	448.2	434.8
Deferred tax assets:
Post-retirement and other employee benefits	177.9	189.0
Warranties	89.2	86.5
Foreign net operating losses and tax credits	158.2	160.1
Reserves	83.6	86.8
Asbestos	113.6	119.0
Inventory	10.7	6.4
Facilities	8.6	9.7
Intangibles	17.9	22.8
Foreign exchange	20.6	23.1
Other	4.1	4.6
Valuation allowances	(174.5)	(174.8)

	509.9	533.2

Net deferred tax assets	$61.7	$98.4

Deferred tax assets related to foreign net operating loss carry forwards (2005 and 2004) have been reduced by a valuation allowance since realization is dependent in part on the generation of future taxable income in the legal entity which gave rise to tax losses. The foreign tax credits were fully utilized during 2004. The foreign net operating losses (“NOL”) are available for utilization in future years. As of December 31, 2005, $126 million of the net operating losses has an unlimited life. The carry forward period for the remaining NOLs varies in number of years by jurisdiction between five and fifteen years. The valuation allowance for deferred tax assets includes $14.8 million for which subsequently recognized tax benefits will be allocated as a reduction of goodwill.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of all its foreign subsidiaries to be permanently reinvested and as such no additional U.S. tax cost has been provided on approximately $423 million of earnings at December 31, 2005. Estimating the tax liability that would arise if these earnings were remitted is not practicable.

As a result of the American Jobs Creation Act of 2004 (the “Job Creation Act”), the Company repatriated approximately $500 million in 2005. The Company recorded a one-time charge of $22.6 million in the fourth quarter of 2005 attributable to the repatriation of these earnings.

NOTE 8. Accounts Receivable Securitization Agreements

To reduce its borrowing cost, in May and September 2002 the Company established accounts receivable financing facilities in Europe and the U.S. with major international banks. As part of these facilities, the Company formed, special-purpose entities (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) that are included in the consolidated financial statements of the Company for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 8% for ESPE and 51% for USSPE. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $501.0 million (€275.0 million, or approximately $326.0 million at December 31, 2005 exchange rates under the European facility, and $175.0 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. The Company is currently in compliance with these covenants. The European facility is subject to the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with the covenants. In addition, these facilities are subject to annual renewals. The European facility will require renewal in May 2006 and the U.S. facility in September 2006. The Company has the ability to renew these facilities and intends to renew them upon their expiration.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of FAS 140. The Company’s retained interest is recorded at fair value in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of the sale. Those losses amounted to $47.9 million, $40.2 million and $41.7 million for the years ended December 31, 2005, 2004 and 2003, respectively and are included in other expense. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

Following is a summary of receivables subject to the financing facilities:

	December 31, 2005			December 31, 2004
(Dollars in millions)	ESPE	USSPE	Total	ESPE	USSPE	Total
Outstanding balances of receivables sold to SPEs	$373.4	$347.1	$720.5	$453.8	$265.7	$719.5
Net retained interest	$31.4	$177.0	$208.4	$51.9	$122.6	$174.5
Advances from conduits	$306.4	$172.2	$478.6	$368.8	$135.1	$503.9

The advances from conduits include amounts due to the conduits under the European and U.S. accounts receivable facilities for collections of receivables under the servicing agreement. The decrease in advances from conduits was comprised of a $46.9 million foreign exchange translation effect and $15.5 million reduction in the amount of receivables financed.

As of December 31, 2005 and 2004, the interest rates on amounts outstanding under the European facility were 2.79% and 2.70%, and under the U.S. facility were 4.27% and 2.24%, respectively.

NOTE 9. Inventories

The components of inventories, which are carried principally on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Dollars in millions)	2005	2004
Finished products	$659.8	$658.0
Products in process	228.2	233.2
Raw materials	190.2	196.0

Inventories at cost	$1,078.2	$1,087.2

The current replacement cost of inventories exceeded the LIFO carrying cost in 2005 by approximately $11 million. The current replacement cost approximated the LIFO carrying cost in 2004.

NOTE 10. Facilities

The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Dollars in millions)	2005	2004
Land	$78.4	$83.5
Buildings	709.1	735.0
Machinery and equipment	1,727.8	1,803.6
Improvements in progress	208.8	122.8

Gross facilities	2,724.1	2,744.9
Less: accumulated depreciation	1,101.9	1,124.9

Net facilities	$1,622.2	$1,620.0

Depreciation expense for owned assets and assets under capital leases for the years ended December 31, 2005, 2004 and 2003 was $180.4 million, $171.0 million and $161.8 million, respectively.

NOTE 11. Debt

The Company has one primary bank credit agreement. The agreement was established on July 7, 2005 and replaced the bank credit agreement in existence for the first half of 2005. The new agreement reflects improved pricing and other modifications reflecting the Company’s investment grade rating. The agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in July 2010. During the third quarter of 2005, the Company cancelled a Euro-denominated, 364-day bank credit agreement as the Company determined it no longer needed the facility.

Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. and ASII.

Short-term–Short-term borrowings are available under credit facilities and overdraft lines. At December 31, 2005 and 2004, the Company had $17.5 million and $76.6 million, respectively, of such foreign or domestic short-term debt outstanding at average interest rates of 6.2% and 3.7% per annum, respectively. The Company also had an additional $274 million of unused facilities as of December 31, 2005. The banks may revoke these facilities at any time. Additionally, there were $72 million of outstanding letters of credit issued by other banks.

Average short-term borrowings for 2005 and 2004 were $91 million and $111 million, respectively, at weighted-average interest rates of 4.1% and 4.3%, respectively.

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

The Company pays a facilities fee of .125% per annum on the five-year facility (whether available funds are borrowed or not), and borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus .50% per annum. These LIBOR spreads are subject to adjustment should the Company’s debt rating change. The Company also pays .50% per annum plus issuance fees for letters of credit.

At December 31, 2005, there were $349.8 million of borrowings outstanding under the five-year facility. Remaining availability under that facility at December 31, 2005, after reduction for $77.7 million of letters of credit usage, was $572.5 million.

The Company repaid $208.5 million of 7 3/8% Senior Notes that matured on April 15, 2005 with $200 million of Senior Notes, maturing on April 1, 2015. The senior notes were issued on April 1, 2005 and bear interest at a rate of 5 1/2% payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The senior notes were not issued under the 1998 Shelf Registration, but are unconditionally guaranteed by the Company and ASII.

On June 1, 2006 the 7.125% Euro senior notes referenced in the table below are due. The Company intends to repay this debt with borrowings from its primary bank credit agreement and therefore these notes have been classified as long term.

At December 31, 2005, the Company’s total indebtedness was $1,696.2 million, $17.5 million was considered short-term, and annual scheduled debt maturities were $2.6 million, $3.1 million, $323.7 million, $207.7 million and $901.9 million for the years 2006 through 2010, respectively and $239.7 million thereafter.

Long-term debt is recorded at face amount, net of unamortized discount and the fair value of interest-rate swaps, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

	Year Ended December 31,
(Dollars in millions)	2005	2004
Five-year credit agreement expiring 2010	$349.8	$35.0
7 3/8% senior notes due 2005	—	208.5
7.125% Euro senior notes due 2006	288.8	332.8
7 3/8% senior notes due 2008	320.8	328.8
8.25% senior notes due 2009	97.5	97.4
8.25% Sterling senior notes due 2009	103.4	115.2
7 5/8% senior notes due 2010	261.0	260.9
7.59% Euro senior bonds due 2013	35.5	40.9
5.50% senior notes due 2015	199.5	—
Other long-term debt	22.4	11.8

	1,678.7	1,431.3
Less current maturities	2.6	2.2

Total long-term debt	$1,676.1	$1,429.1

The U.S. Dollar equivalent of borrowings outstanding under all bank credit agreements at December 31, 2005 and 2004, and the effective weighted-average interest rates were:

	Year Ended December 31,
(Dollars in millions)	2005	2004
Loans at U.S. dollar equivalent at 3.14% in 2005; 3.44% in 2004	$349.8	$35.0

None of the Senior Notes outstanding as of December 31, 2005, are redeemable by the Company prior to maturity, except for the $200 million 5.50% senior notes issued on April 1, 2005 as discussed above. In January 2003, a European subsidiary of the Company issued €30 million ($36 million at December 31, 2005 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company. The proceeds were used to repay borrowings under bank credit agreements.

During the second half of 2001 the Company entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3/8% Senior Notes due 2008. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges amounted to $2 million and $11 million as of December 31, 2005 and 2004, respectively, and is recorded in other long-term assets with a corresponding increase in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. As of December 31, 2005, the average effective interest rate on the $225 million of Senior Notes to which the swaps apply was approximately 6.5%. See Note 13 for additional information on the interest rate swaps.

The Company has designated a portion of the 7.125% Euro Senior Bonds due 2006 and 8.25% Sterling notes due 2009 as a hedge of its investments in its European and U.K. operations, respectively. As a result, the Company recorded exchange (gains)/losses of $(51.3) million, $25.2 million and $35.1 million associated with these notes as a component of foreign currency translation within other comprehensive income for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 2005, 2004 and 2003, were $0.5 million, $0.2 million and $0.9 million, respectively. Cash interest paid in those years on all outstanding indebtedness amounted to $111 million, $107 million, and $114 million, respectively.

The Company, American Standard Inc., and American Standard International Inc. guarantee obligations under the primary bank credit agreement.

The primary bank credit agreement contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement.

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

On February 2, 2006 the Company’s Board of Directors has approved a quarterly dividend of $.18 per share of common stock. The dividend will be paid on March 20, 2006, to shareholders of record on March 1, 2006. The Company purchased 11,742,034 shares in 2005 for $500 million, 6,962,000 shares in 2004 for $251 million, 6,005,400 shares in 2003 for $152 million ($2 million of which was paid in 2004), and 30,492,600 shares in prior years for $485 million. On December 8, 2005 the Company’s Board of Directors also approved $500 million to purchase shares of the Company’s common stock in the open market. As of December 31, 2005, the unexpended authorization under the Company’s share repurchase program was $462 million. As of February 21, 2006, the unexpended authorization on the current program totaled $353,059,310.

In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000, of which no more than 2,475,000 may be used for awards other than stock options or SARs. The total of stock options and SARs that may be granted to any individual annually may not exceed 4,500,000 shares, and the number of restricted stock and restricted unit awards to any individual annually may not exceed 450,000 shares or units. At December 31, 2005, options to purchase a total of 7,593,700 shares were outstanding and there were 8,172,913 shares available for grant under the 2002 Omnibus Plan. The shares to be issued under the 2002 Omnibus Plan may be newly issued shares or treasury shares. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At December 31, 2005, options to purchase a total of 10,269,688 shares were outstanding under the 1995 Stock Plan. The shares to be issued under the 1995 Stock Plan to satisfy outstanding options are expected to be from available treasury shares. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years. On February 1, 2006, awards in the form of options to purchase 2,288,400 shares were granted under the 2002 Omnibus Plan.

A summary of stock option activity and related information for 2003, 2004 and 2005 follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants
Outstanding December 31, 2002	19,035,105	16.61
Granted	2,967,915	23.32	$7.15
Exercised	(3,704,369)	14.69
Forfeited	(330,525)	19.24

Outstanding December 31, 2003	17,968,126	18.07
Granted	2,658,775	35.38	$10.75
Exercised	(2,259,584)	16.42
Forfeited	(701,754)	23.57

Outstanding December 31, 2004	17,665,563	20.67
Granted	2,599,225	43.35	$10.09
Exercised	(1,884,882)	18.96
Forfeited	(516,518)	32.35

Outstanding December 31, 2005	17,863,388	23.82

Exercisable at end of year:
2003	8,420,886
2004	9,322,870
2005	10,178,830

The weighted average fair value of stock option grants was estimated at the date of grant using the Black-Scholes option-pricing model. For the assumptions used in determining the fair value, see Note 2, “Accounting Policies–Stock-Based Compensation.”

Following is a summary of options outstanding and exercisable by price range as of December 31, 2005:

	Options Outstanding		Options Exercisable		Weighted- Average Remaining Contractual Life (Years)
Price range	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$10.00–$13.00	3,572,698	$12.69	3,572,698	$12.69	3.7
$13.01–$19.00	2,134,958	17.78	2,134,958	17.78	4.5
$19.01–$22.00	5,314,010	19.92	2,291,756	19.92	6.0
$22.01–$31.00	2,048,097	22.98	1,347,879	22.97	7.0
$31.01–$42.00	2,424,950	35.60	831,539	35.44	8.2
$42.01–$48.00	2,368,675	43.47	0	0	9.1

	17,863,388	$23.82	10,178,830	$18.61	6.2

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

In 1997, shareholders approved the establishment of the Employee Stock Purchase Plan commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company’s discretion. Employees purchased 232,009 shares in 2005, 236,211 shares in 2004 and 342,423 shares in 2003 under this plan. In 2002, shareholders authorized an additional 1,500,000 shares for issuance under this plan.

Following is a summary of shares issued or reacquired by the Company for the years ended December 31, 2005, 2004, and 2003.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2002	251,746,020	(33,904,812)	217,841,208

Shares issued upon exercise of stock options	10,050	3,742,698	3,752,748
Stock purchased for treasury		(6,005,400)	(6,005,400)
Shares issued to ESOP		2,301,579	2,301,579
Shares issued to ESPP	1,512	340,911	342,423
Other shares issued or (reacquired), net		(317,580)	(317,580)

Balance, December 31, 2003	251,757,582	(33,842,604)	217,914,978

Shares issued upon exercise of stock options	9,999	2,250,740	2,260,739
Stock purchased for treasury		(6,962,000)	(6,962,000)
Shares issued to ESOP		1,598,657	1,598,657
Shares issued to ESPP	1,160	235,051	236,211
Other shares issued or (reacquired), net		(100,597)	(100,597)

Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988

Shares issued upon exercise of stock options		1,884,882	1,884,882
Stock purchased for treasury		(11,742,034)	(11,742,034)
Shares issued to ESOP		1,494,965	1,494,965
Shares issued to ESPP	1,053	230,956	232,009
Other shares issued or (reacquired), net		(76,414)	(76,414)

Balance, December 31, 2005	251,769,794	(45,028,398)	206,741,396

The Company accounts for purchases of treasury stock under the cost method as defined in APB Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus.

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

To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these interest rate swaps, the Company pays a specified variable interest rate and receives the fixed-rate applicable to the underlying debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness.

To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company at times enters commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Changes in the fair value of commodity-derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income with a corresponding increase or decrease in other assets. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. The Company generally does not enter into commodity hedges extending beyond eighteen months.

Since the Company sells certain finished products in currencies different than the currency of the subsidiary that manufactured the products, the Company is exposed to foreign currency risk on such transactions. The Company hedges some of this risk by entering foreign-currency-forward contracts that effectively fix the transaction cost. Changes in the fair value of foreign-currency-derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income. Cash settlement proceeds or payments upon maturity of the contracts are included in the price of the transaction hedged, to the extent the hedge is effective. The gains or losses on these hedges are reclassified to the statement of income when the underlying hedged items are recorded in income. The Company generally does not enter currency hedges extending beyond one year.

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

The notional amount and estimated fair value of interest rate swaps and hedging contracts at December 31, 2005 and 2004 are as follows:

	2005		2004
(Dollars in millions)	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swaps	$225	$2	$300	$11
Commodity-forward contracts	128	28	95	12
Foreign-currency-forward contracts related to receivables securitization	53	1	69	1

The fair value of interest rate swaps are reflected in long term assets and commodity forward contracts are included in other assets in the accompanying Consolidated Balance Sheet. The fair market value of interest rate swaps and commodity forward contracts is based on indicative market quotes obtained from major financial institutions.

The estimated fair value and carrying amounts of other financial instruments were:

	December 31, 2005		December 31, 2004
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement loans	$350	$350	$35	$35
7 3/8% senior notes due 2005	—	—	208	211
7.125% Euro senior notes due 2006	289	292	333	352
7 3/8% senior notes due 2008	321	334	329	361
8.25% senior notes due 2009	98	106	97	113
8.25% Sterling senior notes due 2009	103	113	115	128
7 5/8% senior notes due 2010	261	280	261	298
7.59% Euro senior bonds due 2013	36	44	41	51
5.50% senior notes due 2015	200	197	—	—
Other debt obligations	23	23	12	12

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

The fair values presented above are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

NOTE 14. Warranties, Guarantees, Commitments and Contingencies

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $41 million, $36 million and $35 million for 2005, 2004 and 2003, respectively. Total warranty expense was $205 million, $199 million and $175 million for 2005, 2004 and 2003, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three years ended December 31, 2005:

	Year Ended December 31,
(Dollars in millions)	2005	2004	2003
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of year	$397.5	$356.0	$315.9
Warranty costs accrued	160.0	142.6	138.5
Deferred income on extended warranty contracts sold	73.0	68.2	64.4
Warranty claims settled	(143.7)	(142.3)	(123.6)
Amortization of deferred income on extended warranty contracts	(55.3)	(53.2)	(46.7)
Increases (decreases) in warranty estimates made in prior years, including foreign exchange translation effects	(2.9)	26.2	7.5

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of year	428.6	397.5	356.0
Current portion included in current liabilities	(181.9)	(155.1)	(153.1)

Long-term warranty liability	$246.7	$242.4	$202.9

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2005, are: $137.4 million in 2006; $110.1 million in 2007; $84.8 million in 2008; $68.9 million in 2009; $58.3 million in 2010; and $117.9 million thereafter, a total of $577.4 million. Net rental expense for all operating leases was $181.4 million, $167 million and $165 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $75.2 million extending from 2006 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2005 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly-owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including $36 million of Euro-denominated Senior Bonds. The Company, American Standard Inc., and American Standard International Inc. guarantee obligations under the primary bank credit agreement. See Note 11 of Notes to Financial Statements.

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

Litigation

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a the Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. On December 7, 2005, a jury in the United States District Court in Colorado returned a favorable verdict for the Company in its lawsuit alleging fraud by Haynes Trane Service Agency, Inc. (HTSA), a former distributor of the Company’s unitary air conditioning business. Damages will be determined by the court at a later date. The jury also returned an advisory verdict recommending that the court award Fred Haynes $4.8 million, because the jurors concluded that the Company had wrongfully terminated an agency agreement with Mr. Haynes, the owner of HTSA, after discovering HTSA’s fraudulent activities in 1995. The trial judge is now responsible for issuing a ruling on the merits of this claim. The Company has not recorded a liability related to this matter because it is unable to estimate the amount of the liability given the status of the ruling.

In November 2004, the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company a written request for information. Because the Company has not been accused of any wrong-doing in these investigations, which are ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from them. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. Because the Company has not been accused of any wrong-doing in these investigations, which are ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from them. The Company is cooperating fully with this investigation. Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated, and in June 2005 the plaintiff’s filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. The California cases have been coordinated in the San Francisco Superior Court and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identifies a somewhat different group of alleged co-conspirator co-defendants and purports to add a new and significantly larger class of plaintiffs. The Company removed the consolidated California action to the United States District Court for the Northern District of California on January 3, 2006. Currently pending is plaintiffs’ motion to remand the action back to San Francisco Superior Court, which the Company has opposed. None of these civil suits specify the amount of damages claimed. The Company believes that these lawsuits are the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously.

On February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of the French and European Union competition regulations. By November 2005, the Rapporteur General for the Competition Council recommended that the Competition Council dismiss all claims against the Company’s Bath and Kitchen subsidiary. The Company is vigorously defending itself against these allegations.

While the Company cannot predict the outcome of these matters with certainty, the Company believes that the resolution of the French Competition Council investigations and the civil lawsuits against the Bath and Kitchen business referenced above will not, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

In the fourth quarter of 2002, the Company negotiated a buyout of the remainder of the policy limits from its most significant primary insurance carrier, and assumed primary responsibility for administering its asbestos-related claims. The Company engaged an outside consultant to assist it in this administrative effort. The consultant constructed a claims administration database from information provided by the Company’s insurance carrier and throughout 2003 worked to convert, enhance and verify the data in the database. In the course of that process, the Company observed unusually high claims filing activity in the period from January 2002 through April 2003. Approximately 64,000 claims were filed in that 16-month period as compared to approximately 71,000 claims in the preceding 20 years. The Company believes that the dramatic increase in filings in this 16-month period was influenced by the bankruptcy filings of numerous first and second-tier asbestos defendants (that is, companies that made asbestos or asbestos-containing products) and the prospect of various judicial and legislative reforms. Because of these extraneous factors, it seemed unlikely that this higher level of claims filed would be a reliable indicator of future claims filing activity, but at the time it was not clear when, or at what volumes, claims filing would level off.

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

At December 31, 2003, 2004 and 2005 the total asbestos liability was estimated at $69.5 million, $699.4 million and $686.0 million, respectively. The Company increased its estimate by $40.1 million during 2003 primarily as a result of new claims filed, partially offset by $13.9 million of claims payments. In 2004, the increase was largely the result of a $568.2 million increase recorded in the fourth quarter of 2004 to reflect the estimate of the liability for unasserted potential future asbestos-related claims based on the analysis performed by HR&A as described above. The liability also increased by $34.7 million to reflect new claims filed during 2004, $15.8 million to account for the inclusion of specific claims associated with an unfavorable judgment against the Company in an arbitration involving indemnification rights, and $20.9 million as a result of calculating the estimated liability for claims pending at December 31, 2003, using the same assumptions HR&A used to calculate the estimated liability for future claims. The $20.9 million was comprised of $11.6 million related to a 3% annual inflation adjustment and $9.3 million for changes in assumptions with respect to average claim resolution amounts. The liability also increased by $14.9 million to reflect other adjustments such as the difference between actual settlements during 2004 as compared to prior period estimates. These increases were partially offset by $20.6 million of claims payments made during 2004. The asbestos indemnity liability decreased by $13.4 million in 2005, from $699.4 million as of December 31, 2004 to $686.0 million as of December 31, 2005. This decrease is due to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to December 31, 2005, the Company has resolved 33,690 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $64.2 million, for an average payment per resolved claim of $1,905. The average payment per claim resolved in each of the years ended December 31, 2005, 2004 and 2003 was $2,154, $3,637 and $1,986, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	2005	2004	2003	Cumulative Total
Open Claims – January 1,	123,357	115,649	95,805	N/A
New claims filed	10,544	12,432	26,988	165,281
Claims settled	(659)	(711)	(550)	(8,865)
Claims dismissed	(5,044)	(4,010)	(6,577)	(24,825)
Inactive claims	(1)	(3)	(17)	(3,395)

Open Claims – December 31	128,197	123,357	115,649	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation engaged in their first mediation session on January 18, 2006. During that session, the parties agreed to an extension of discovery through September 6, 2006.

With the addition of the parties and policies referred to above, the NJ coverage litigation would resolve the coverage issues with respect to approximately 89% of the recorded receivable. The remaining 11% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligation are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected, including amounts from Equitas which remain in a trust.

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

The Company has concluded that its insurance receivable is probable of recovery because of the aforementioned information and the following factors:

•	the success of other companies in collecting under their insurance policies in comparable circumstances. The Company has reviewed numerous situations involving other companies and concluded that the Company’s facts and circumstances support collection;

•	the Company’s confidence in its right to recovery under the terms of its policies and pursuant to applicable law;

•	the nature of the issues raised in the New Jersey coverage litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•	the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. The Company’s settlements in the New Jersey litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $98 million.

At December 31, 2003, 2004 and 2005 the asbestos receivable was $84.6 million, $405.6 million and $390.0 million, respectively. The Company increased its receivable during 2003 by $47 million to reflect the recoverable portion of new claims filed, partially offset by a $4.1 million reduction to reflect current information obtained regarding the solvency status of certain carriers. In 2004, the Company increased its asbestos insurance receivable to $405.6 million. Approximately $348.4 million of the increase reflected the recoverable portion of the change in the Company’s asbestos liability calculation. This increase was primarily related to the $568.2 million increase to the liability recorded in the fourth quarter of 2004 to reflect an estimate of the liability for unasserted potential future asbestos-related claims. The receivable was reduced by $24.2 million during 2004 to reflect cash received from insurance companies and $4.1 million to reflect current information obtained regarding solvency of insurance carriers. Finally, the Company’s asbestos insurance receivable decreased to $390.0 million as of December 31, 2005. The reduction was primarily the result of cash received from insurance companies of $23.7 million and refinements to solvency rates and settlements of $20.4 million. This reduction was partially offset by refinements to other data, including claims data, and policy information of $20.5 million and adjustments to reflect the recoverable portion of incurred legal expenses of $8.0 million.

As referenced above, in February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. During 2005, $14.4 million of this amount was received by the Company to cover asbestos and environmental costs, and $70.1 million remains in a trust expiring January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust will be disbursed to Equitas minus some allowance to the Company for claim settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

Critical Accounting Assumptions

The amounts recorded by the Company for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts and strategy. The Company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claims, average annual defense costs, the resolution of coverage issues among insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of the state or federal tort reform legislation. The Company reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos-related liability and the related insurance receivables. The Company may also adjust these estimates based upon the outcome of court-ordered mediation referenced above and/or expected settlement discussions.

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

NOTE 15. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, respectively.

Segment	January 1, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	Other	December 31, 2005
Air Conditioning	$307.6	$2.6	$(4.3)	$(1.1)	$0.3	$305.1
Bath and Kitchen	604.6	1.7	—	(68.0)	(2.2)	536.1
Vehicle Controls	355.5	—	—	(43.6)	(0.2)	311.7

Total	$1,267.7	$4.3	$(4.3)	$(112.7)	$(2.1)	$1,152.9

Segment	January 1, 2004	Acquisitions	Dispositions	Foreign Exchange Translation	Other	December 31, 2004
Air Conditioning	$307.8	$0.5	$—	$0.7	$(1.4)	$307.6
Bath and Kitchen	566.3	0.5	—	40.0	(2.2)	604.6
Vehicle Controls	331.9	—	—	24.8	(1.2)	355.5

Total	$1,206.0	$1.0	$—	$65.5	$(4.8)	$1,267.7

The following table summarizes the Company’s intangible assets, which are included in other assets, by asset classification for the years ended December 31, 2005 and December 31, 2004, respectively.

Description	December 31, 2005 Gross Amount	December 31, 2005 Accumulated Amortization	December 31, 2005 Net	Expected Amortization for the Next 5 Years
Patents	$7.7	$(6.9)	$0.8	$0.8
Trademarks	7.9	(1.8)	6.1	1.9
Customer lists	2.2	(0.3)	1.9	0.3
Covenant not to compete	1.3	(1.0)	0.3	0.3
Other	1.8	(1.6)	0.2	0.2

Total	$20.9	$(11.6)	$9.3	$3.5

Description	December 31, 2004 Gross Amount	December 31, 2004 Accumulated Amortization	December 31, 2004 Net
Patents	$7.7	$(6.3)	$1.4
Trademarks	5.1	(1.7)	3.4
Customer lists	1.3	—	1.3
Covenant not to compete	1.0	(0.6)	0.4
Other	2.3	(1.6)	0.7

Total	$17.4	$(10.2)	$7.2

The Company recognized $2.4 million, $1.7 million, and $1.9 million of amortization expense related to intangible assets for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 16. Segments

American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

Air Conditioning Systems and Services is a leading global manufacturer of commercial and residential heating, ventilation and air conditioning (“HVAC”) equipment, systems and controls. It also provides after-market parts to the HVAC industry, contracting for the installation and maintenance of commercial HVAC systems featuring its products, and service for its commercial products and those of other manufacturers. The Company’s air conditioning segment is organized and managed as two operating divisions: Trane Commercial Systems (“TCS”), a global business, and Residential Systems (“RS”), a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, controls and building automation systems, after-market parts, and outside North America, residential air conditioning products. TCS also installs and provides services for its products and those of other HVAC manufacturers. RS manufactures primarily residential HVAC products (air conditioners, furnaces, and related accessories and controls) and distributes both residential and commercial unitary products in North America through a separate distribution channel. In 2005, approximately 13% of RS sales were for commercial applications.

The TCS and the RS manufacturing operations are not organized on a purely product-line basis. Each manufactures products or components that are sold, or incorporated into products sold, by the other. In addition, while RS manages the manufacturing operations for residential products sold in the U.S. and Canadian markets, TCS manages the manufacturing, sourcing and distribution of residential products for all other international markets in which the Company participates.

Since manufacturing and distribution of TCS and RS have considerable overlap and have similar economic characteristics, we believe that aggregation of TCS and RS into a single reportable segment is the most meaningful way to report them. Therefore, in accordance with the aggregation criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for segment reporting purposes TCS and RS are aggregated into a single reportable segment called Air Conditioning Systems and Services.

The Bath and Kitchen segment designs and produces bathroom and kitchen products – including toilets, sinks, tubs, faucets, accessories and related products. Its products are sold through retail and wholesale sales channels for residential and commercial markets throughout the world.

Vehicle Control Systems produces a variety of control systems that improve vehicle safety and reduce overall vehicle operating costs for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. Its largest-selling products are braking control systems and related electronic and other control systems. These include antilock and electronic braking systems (“ABS” and “EBS”, respectively), automated transmission controls and suspension control systems for heavy and medium-sized trucks, buses and trailers. Vehicle Control Systems also sells suspension control systems to manufacturers of luxury cars and sport utility vehicles.

Segment Data

	Year Ended December 31
(Dollars in millions)	2005	2004	2003
Sales:
Air Conditioning Systems and Services	$6,015	$5,345	$4,975
Bath and Kitchen	2,418	2,440	2,235
Vehicle Control Systems	1,831	1,724	1,358

	$10,264	$9,509	$8,568

Segment income:
Air Conditioning Systems and Services	$661	$556	$522
Bath and Kitchen	102	197	139
Vehicle Control Systems	250	231	177

	1,013	984	838
Equity in net income of unconsolidated joint ventures	35	28	26
Interest expense	(118)	(115)	(117)
Asbestos indemnity charge, net of recoveries	—	(320)	(10)
Corporate and other expenses (b)	(204)	(214)	(188)

Income from continuing operations before income taxes	$726	$363	$549

Sales–Geographic distribution (a):
United States	$5,485	$4,783	$4,513
Europe (countries below are included in this total)	3,023	3,164	2,664
Germany	891	878	719
U.K.	548	594	537
France	365	358	313
Italy	453	460	400
Other (countries below are included in this total)	1,756	1,562	1,391

China	234	239	223
Canada	234	221	205
Total sales	$10,264	$9,509	$8,568

Segment income–Geographic distribution:
United States	$648	$485	$445
Europe	226	326	253
Other	139	173	140

Total segment income	$1,013	$984	$838

(a)	Revenues from external customers are classified by country of destination.

(b)	Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with the Company’s receivable securitization programs (See Note 8 of Notes to Financial Statements), pension and post-retirement benefit costs related to the corporate functions listed above and related accretion expense (See Note 6 of Notes to Financial Statements), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses.

Segment Data (continued)

	As of December 31
(Dollars in millions)	2005	2004	2003
Assets
Air Conditioning Systems and Services	$2,781	$2,623	$2,389
Bath and Kitchen	2,031	2,194	2,099
Vehicle Control Systems	1,016	1,122	906

Total identifiable assets	$5,828	$5,939	$5,394

Geographic distribution:
United States	$2,381	$2,304	$2,101
Europe (countries below are included in this total)	2,367	2,716	2,401
Germany	580	764	586
U.K.	287	388	361
France	177	294	326
Italy	366	456	374
Other	1,080	919	892

Total identifiable assets	5,828	5,939	5,394
Cash and cash equivalents	391	230	112
Prepaid charges	14	15	21
Corporate assets	635	658	352

Total assets	$6,868	$6,842	$5,879

Goodwill included in assets:
Air Conditioning Systems and Services	$305	$308	$308
Bath and Kitchen	536	605	566
Vehicle Control Systems	312	355	332

Total goodwill	$1,153	$1,268	$1,206

Equity method investments:
Air Conditioning Systems and Services	$25	$15	$8
Bath and Kitchen	5	6	5
Vehicle Control Systems	61	52	43
Corporate	7	5	6

Total equity method investments	$98	$78	$62

	Year Ended December 31
(Dollars in millions)	2005	2004	2003
Capital expenditures, including investments and computer software:
Air Conditioning Systems and Services	$182	$112	$90
Bath and Kitchen	103	78	101
Vehicle Control Systems	69	69	45
Corporate	10	5	4

Total capital expenditures	$364	$264	$240

Depreciation and amortization:
Air Conditioning Systems and Services	$91	$90	$85
Bath and Kitchen	91	93	94
Vehicle Control Systems	76	69	58
Corporate	10	10	10

Total depreciation and amortization	$268	$262	$247

NOTE 17. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate audited financial statements for ASI, the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2005, 2004 and 2003, and balance sheets as of December 31, 2005 and 2004 for the Parent Company, ASI, ASII, and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$5,306.5	$5,355.7	$13.7	$(411.5)	$10,264.4

Costs and expenses:	—
Cost of sales	—	3,836.7	4,082.5	15.7	(411.3)	7,523.6
Selling and administrative expenses	—	1,024.4	844.3	0.4	(3.7)	1,865.4
Other (income) expense	—	121.1	(86.7)	(6.7)	3.5	31.2
Interest expense	—	111.4	6.9	—	—	118.3
Intercompany interest expense (income)	—	16.1	(16.1)	—	—	—

Total expenses	—	5,109.7	4,830.9	9.4	(411.5)	9,538.5

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	196.8	524.8	4.3	—	725.9
Income taxes	—	30.8	137.3	1.5	—	169.6

Income from continuing operations before equity in net income of consolidated subsidiaries	—	166.0	387.5	2.8	—	556.3
Equity in net income of consolidated subsidiaries	556.3	—	—	—	(556.3)	—

Net income	$556.3	$166.0	$387.5	$2.8	$(556.3)	$556.3

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$141.7	$246.3	$2.6		$390.7
Accounts receivable, net	—	537.3	601.0	23.0		1,161.3
Inventories	—	512.8	565.4	—		1,078.2
Other current assets	—	258.6	161.3	16.1		436.0

Total current assets	0.1	1,450.4	1,574.0	41.7		3,066.2
Facilities, net	—	629.7	992.5	—		1,622.2
Goodwill, net	—	178.0	974.9	—		1,152.9
Investment in subsidiaries	2,454.2	—	—	—	$(2,454.2)	—
Long-term asbestos receivable	—	384.0	—	—		384.0
Other assets	—	449.1	181.2	12.2	—	642.5

Total assets	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks			$17.5	—		$17.5
Current maturities of long-term debt		$2.0	0.6	—		2.6
Other current liabilities		876.7	1,314.6	$17.5		2,208.8

Total current liabilities		878.7	1,332.7	17.5		2,228.9
Long-term debt		1,282.8	393.3	—		1,676.1
Reserve for post-retirement benefits		254.9	376.7	—		631.6
Intercompany accounts, net	$1,531.8	362.4	(1,760.7)	(133.5)		—
Long-term portion of asbestos liability	—	673.0	—	—	—	673.0
Other long-term liabilities	—	296.5	273.2	166.0		735.7

Total liabilities	1,531.8	3,748.3	615.2	50.0	—	5,945.3
Total shareholders’ equity (deficit)	922.5	(657.1)	3,107.4	3.9	$(2,454.2)	922.5

Total liabilities and shareholders’ equity (deficit)	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$556.3	$166.0	$387.5	$2.8	$(556.3)	$556.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		99.9	167.8			267.7
Equity in earnings of unconsolidated joint ventures, net of dividends received		(10.6)	(10.0)			(20.6)
Non-cash stock compensation		64.5				64.5
Deferred income taxes		35.9	1.7	(0.8)		36.8
Gain on sale of property, plant and equipment		(3.1)	(0.3)			(3.4)
Equity in net income of subsidiary	(556.3)				556.3	—
Changes in assets and liabilities:
Accounts receivable		(62.4)	8.4	4.1		(49.9)
Inventories		(17.2)	(12.8)			(30.0)
Accounts payable		44.8	(55.1)			(10.3)
Other accrued liabilities and taxes		52.2	11.6	4.3		68.1
Post-retirement benefits		(22.7)	9.7			(13.0)
Net asbestos indemnity liability		5.2				5.2
Other long-term liabilities		(15.7)	4.8	34.5		23.6
Other current and long-term assets	—	(138.9)	53.3	11.0	—	(74.6)

Net cash provided by operating activities	—	197.9	566.6	55.9	—	820.4

Investing activities:
Purchases of property, plant and equipment		(146.5)	(147.3)			(293.8)
Investments in affiliated companies and other businesses		(4.8)	(21.8)			(26.6)
Investments in computer software		(25.8)	(17.5)			(43.3)
Repayment of loan from unconsolidated joint venture, net		12.2				12.2
Proceeds from the disposal of property/equipment	—	23.1	5.1	—	—	28.2

Net cash used by investing activities	—	(141.8)	(181.5)	—	—	(323.3)

Financing activities:
Proceeds from issuance of long-term debt		203.7	1.6			205.3
Repayments of long-term debt, including redemption premiums		(209.4)	(1.8)			(211.2)
Net change in revolving credit facilities		(35.0)	354.8			319.8
Net change in other short-term debt		(51.0)	(6.8)			(57.8)
Purchases of treasury stock	(500.0)					(500.0)
Dividend payments	(126.4)					(126.4)
Net change in intercompany accounts	582.2	189.8	(715.9)	(56.1)		(0)
Proceeds from exercise of stock options	35.6					35.6
Proceeds from foreign exchange forward contracts		(4.1)				(4.1)
Other common stock issued or reacquired, net	8.6	—	—	—	—	8.6

Net cash used by financing activities	—	94.0	(368.1)	(56.1)	—	(330.2)

Effect of exchange rate changes on cash and cash equivalents			(5.6)			(5.6)
Net increase (decrease) in cash and cash equivalents	—	150.1	11.4	(0.2)	—	161.3
Cash and cash equivalents at beginning of period	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of period	$0.1	$141.5	$246.5	$2.6	$—	$390.7

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$4,806.8	$5,134.1	$11.0	$(443.1)	$9,508.8

Costs and expenses:
Cost of sales		3,532.9	3,848.9	13.6	(443.1)	6,952.3
Selling and administrative expenses		931.1	781.4	0.7	(4.7)	1,708.5
Other expense		68.1	(19.8)	(2.2)	3.9	50.0
Asbestos indemnity charge, net of recoveries		320.2	—	—	—	320.2
Interest expense		103.9	11.0	—	—	114.9
Intercompany interest expense (income)		3.9	(2.2)	(2.5)	0.8	—

Total expenses		4,960.1	4,619.3	9.6	(443.1)	9,145.9

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		(153.3)	514.8	1.4	—	362.9
Income taxes		(39.6)	88.7	0.4		49.5

Income from continuing operations before equity in net income of consolidated subsidiaries		(113.7)	426.1	1.0	—	313.4
Equity in net income of consolidated subsidiaries	$313.4	—	—	—	(313.4)	—

Net income	$313.4	$(113.7)	$426.1	$1.0	$(313.4)	$313.4

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$(8.6)	$235.1	$2.8	$—	$229.4
Accounts receivable, net	—	473.2	654.2	27.1	—	1,154.5
Inventories	—	493.6	593.6	—	—	1,087.2
Other current assets	—	236.8	167.7	14.2	—	418.7

Total current assets	0.1	1,195.0	1,650.6	44.1	—	2,889.8
Facilities, net	—	570.6	1,049.4	—	—	1,620.0
Goodwill, net	—	183.4	1,084.3	—	—	1,267.7
Investment in subsidiaries	1,871.3	—	—	—	$(1,871.3)	—
Long-term asbestos receivable	—	399.6	—	—	—	399.6
Other assets	—	408.3	232.5	23.9	—	664.7

Total assets	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks	$—	$51.0	$25.6	$—	$—	$76.6
Current maturities of long-term debt	—	1.6	0.6	—	—	2.2
Other current liabilities	—	963.1	1,281.7	23.1	—	2,267.9

Total current liabilities	—	1,015.7	1,307.9	23.1	—	2,346.7
Long-term debt	—	1,379.5	49.6	—	—	1,429.1
Reserve for post-retirement benefits	—	275.5	468.6	—	—	744.1
Intercompany accounts, net	941.1	235.4	(1,082.8)	(93.7)	—	—
Long-term portion of asbestos liability	—	683.4	—	—	—	683.4
Other long-term liabilities	—	323.5	253.4	131.3	—	708.2

Total liabilities	941.1	3,913.0	996.7	60.7	—	5,911.5
Total shareholders’ equity (deficit)	930.3	(1,156.1)	3,020.1	7.3	(1,871.3)	930.3

Total liabilities and shareholders’ equity (deficit)	$1,871.4	$2,756.9	$4,016.8	$68.0	$(1,871.3)	$6,841.8

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$313.4	$(113.7)	$426.1	$1.0	$(313.4)	$313.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		98.5	163.4			261.9
Equity in earnings of affiliates, net of dividends received		(8.1)	(7.7)			(15.8)
Non-cash stock compensation		60.9				60.9
Deferred income taxes		(123.3)	(30.0)	(2.8)		(156.1)
Gain on sale of property, plant and equipment		(3.7)				(3.7)
Equity in net income of subsidiary	(313.4)				313.4	—
Changes in assets and liabilities:
Accounts receivable		7.5	(91.6)	(2.0)		(86.1)
Inventories		(71.0)	(67.4)			(138.4)
Accounts payable		74.9	82.4	0.3		157.6
Other accrued liabilities		32.6	17.1	3.8		53.5
Post-retirement benefits		(26.9)	7.8			(19.1)
Net asbestos indemnity liability		316.3				316.3
Other long-term liabilities		22.5	39.6	15.1		77.2
Other assets		(45.8)	(18.1)	(20.1)		(84.0)

Net cash provided by operating activities before proceeds from initial sale of receivables	—	220.7	521.6	(4.7)	—	737.6
Proceeds from initial sale of receivables, net	—	27.1	—	—	—	27.1

Net cash provided by operating activities	—	247.8	521.6	(4.7)	—	764.7

Investing activities:
Purchase of property, plant and equipment		(75.0)	(140.9)			(215.9)
Investments in affiliated companies			(1.5)			(1.5)
Investments in computer software		(24.7)	(21.9)			(46.6)
Loan to unconsolidated joint venture, net		(16.2)				(16.2)
Proceeds from the disposal of property/equipment		26.8	2.6	—		29.4

Net cash used by investing activities	—	(89.1)	(161.7)	—	—	(250.8)

Financing activities:
Proceeds from issuance of long-term debt		0.5	0.6			1.1
Repayments of long-term debt		(1.1)	(1.7)			(2.8)
Net change in revolving credit facility		(135.0)	(93.5)			(228.5)
Net change in other short-term debt		51.0	(24.4)			26.6
Purchases of treasury stock	(253.0)					(253.0)
Net change in intercompany accounts	208.4	(19.7)	(193.6)	4.9		—
Proceeds from exercise of stock options	36.9					36.9
Proceeds from foreign exchange forward contracts		8.5				8.5
Other common stock issued or reacquired, net	7.7	(1.1)	—			6.6

Net cash used by financing activities	—	(96.9)	(312.6)	4.9	—	(404.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	8.4	—		8.4

Net increase (decrease) in cash and cash equivalents	—	61.8	55.7	0.2	—	117.7
Cash and cash equivalents at beginning of year	0.1	(70.4)	179.4	2.6		111.7

Cash and cash equivalents at end of year	$0.1	$(8.6)	$235.1	$2.8	$—	$229.4

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$4,583.7	$4,445.8	$7.9	$(469.8)	$8,567.6

Costs and expenses:
Cost of sales		3,505.4	3,432.9	9.0	(469.8)	6,477.5
Selling and administrative expenses		754.8	605.3	0.7		1,360.8
Other expense		33.1	20.8	(0.8)		53.1
Asbestos indemnity charge, net of recoveries		10.0				10.0
Interest expense		105.4	11.6	—		117.0
Intercompany interest expense (income)		2.3	(2.3)	—		—

Total expenses		4,411.0	4,068.3	8.9	(469.8)	8,018.4

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		172.7	377.5	(1.0)	—	549.2
Income taxes		(2.1)	145.0	1.1	—	144.0

Income from continuing operations before equity in net income of consolidated subsidiaries		174.8	232.5	(2.1)	—	405.2
Equity in net income of consolidated subsidiaries	$405.2	—	—	—	(405.2)	—

Net income	$405.2	$174.8	$232.5	$(2.1)	$(405.2)	$405.2

NOTE 17. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Cash provided (used) by:
Operating activities:
Net income	$405.2	$174.8	$232.5	$(2.1)	$(405.2)	$405.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		95.6	151.2			246.8
Equity in earnings of affiliates, net of dividends received		(6.7)	(7.6)			(14.3)
Non-cash stock compensation		60.4				60.4
Deferred income taxes		10.1	21.4			31.5
Gain on sale of property, plant and equipment		0.8	(8.7)			(7.9)
Equity in net income of subsidiary	(405.2)				405.2	—
Changes in assets and liabilities:
Accounts receivable		(28.8)	(32.4)	(25.1)		(86.3)
Inventories		(68.7)	(7.8)			(76.5)
Accounts payable		25.5	7.7	0.2		33.4
Other accrued liabilities		(5.6)	175.1	18.7		188.2
Post-retirement benefits		(7.1)	(2.3)			(9.4)
Net asbestos indemnity liability		0.2				0.2
Other long-term liabilities		(57.8)	(75.8)	116.3		(17.3)
Other assets		125.7	(230.9)	2.4		(102.8)

Net cash provided by operating activities	—	318.4	222.4	110.4	—	651.2

Investing activities:
Purchase of property, plant and equipment		(66.7)	(104.0)			(170.7)
Investments in affiliated companies			(25.0)			(25.0)
Investments in computer software		(23.2)	(21.7)			(44.9)
Proceeds from the disposal of property/equipment		6.0	17.2			23.2

Net cash used by investing activities	—	(83.9)	(133.5)	—	—	(217.4)

Financing activities:
Proceeds from issuance of long-term debt			33.0			33.0
Repayments of long-term debt		(126.0)	(3.6)			(129.6)
Net change in revolving credit facility		(308.0)	31.6			(276.4)
Net change in other short-term debt			1.8			1.8
Purchases of treasury stock	(149.5)					(149.5)
Net change in intercompany accounts	87.7	102.9	(82.6)	(108.0)		—
Proceeds from exercise of stock options	54.9					54.9
Proceeds from foreign exchange forward contracts		38.2				38.2
Financing costs and other	7.0	0.5		—		7.5

Net cash used by financing activities	0.1	(292.4)	(19.8)	(108.0)	—	(420.1)
Effect of exchange rate changes on cash and cash equivalents			1.4			1.4

Net increase (decrease) in cash and cash equivalents	0.1	(57.9)	70.5	2.4	—	15.1
Cash and cash equivalents at beginning of year	—	(22.9)	119.5		—	96.6

Cash and cash equivalents at end of year	$0.1	$(80.8)	$190.0	$2.4	$—	$111.7

Quarterly Data (Unaudited)

Year 2005

(Dollars in millions, except per share data)	First (a)	Second (a)	Third (a)	Fourth (a)
Sales	$2,340.3	$2,755.1	$2,624.0	$2,545.1
Cost of sales	1,726.4	1,992.7	1,896.5	1,908.0
Income before income taxes	127.1	251.0	221.3	126.5
Income taxes	2.2	43.1	62.2	62.1

Net income	$124.9	$207.9	$159.1	$64.4

Net income per common share:
Basic	$0.58	$0.98	$0.76	$0.31
Diluted	$0.57	$0.95	$0.74	$0.30
Average number of common shares (thousands):
Basic	214,033	212,032	210,524	208,641
Diluted	220,066	217,858	216,301	213,729
Range of prices on common stock:
High	$48.39	$47.29	$47.93	$47.76
Low	$38.56	$40.82	$41.35	$35.01

Year 2004

(Dollars in millions, except per share data)	First	Second (b)	Third (b)	Fourth (b)
Sales	$2,185.0	$2,575.3	$2,396.1	$2,352.4
Cost of sales	1,591.3	1,871.2	1,720.6	1,769.2
Income before income taxes	122.6	227.8	200.0	(187.5)
Income taxes	38.0	68.1	44.0	(100.6)

Net income	$84.6	$159.7	$156.0	$(86.9)

Net income per common share:
Basic	$.39	$.75	$.73	$(.41)
Diluted	$.38	$.73	$.71	$(.41)
Average number of common shares (thousands):
Basic	216,474	214,235	214,184	214,458
Diluted	222,226	220,035	219,924	214,458
Range of prices on common stock:
High	$38.33	$40.93	$40.55	$41.82
Low	$33.10	$33.60	$36.22	$34.41

(a)

The first quarter of 2005 includes operational consolidation expenses of $20.4 million ($14.8 million after tax) comprised of $12.8 million for Air Conditioning Systems and Services, $3.9 million for Bath and Kitchen and $3.7 million for Vehicle Control Systems; the second quarter of 2005 includes operational consolidation expenses of $24.1 million ($16.2 million after tax) comprised of $8.8 million for Air Conditioning Systems and Services, $12.0 million for Bath and Kitchen and $3.3 million for Vehicle Control Systems; the third quarter of 2005 includes operational consolidation expenses of $10.9 million ($6.6 million after tax) comprised of $3.4 million for Air Conditioning Systems and Services, $6.5 million for Bath and Kitchen and $1.0 million for Vehicle Control Systems and the fourth quarter of 2005 includes operational consolidation expenses of $13.8 million ($9.2 million after tax) comprised of $0.7 million for Air Conditioning Systems and Services, $7.3 million for Bath and Kitchen, $5.7 million for Vehicle Control Systems and $0.1 million in Corporate and Other expense. Income taxes include a tax benefit of $4.6 million related to those expenses. Income taxes in the first quarter of 2005 included a tax benefit of $39 million associated with the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years; income taxes in the second quarter of 2005 include $36.4 million primarily related to the resolution of tax audits; income taxes in the third quarter of 2005 include $9.0 million primarily related to an amount to adjust the 2004 tax provision to the final U.S. tax return and income taxes in the fourth quarter include a tax expense of $20.6 million primarily related to a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004.

(b)	The second quarter of 2004 includes operational consolidation expenses of $13.1 million ($9.0 million after tax) comprised of $12.9 million for Bath and Kitchen and $0.2 million for Vehicle Control Systems; the third quarter of 2004 includes operational consolidation expenses of $6.8 million ($4.7 million after tax) comprised of $0.7 million for Air Conditioning Systems and Services, $5.1 million for Bath and Kitchen and $1.0 million for Vehicle Control Systems and the fourth quarter of 2004 includes operational consolidation expenses of $26.5 million ($18.3 million after tax) comprised of $7.0 million for Air Conditioning Systems and Services, $15.0 million for Bath and Kitchen, $4.2 million for Vehicle Control Systems and $0.3 million in Corporate and Other expense. Income taxes include a tax benefit of $14.4 million related to those expenses. The fourth quarter of 2004 includes a $307 million ($188 million net of a $119 million tax benefit) charge covering estimated payments for pending and future asbestos-related claims. For a detailed description of the asbestos indemnity charge, see Item 3. Legal Proceedings and Note 14 of Notes to Financial Statements. Income taxes in the second quarter of 2004 include a tax benefit of $2.7 million related to the benefit recognized on certain tax items; income taxes in the third quarter of 2004 include $18 million related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries and income taxes in the fourth quarter include a tax benefit of $18.5 million from the resolution of tax audits, and a $119 million tax benefit related to the asbestos indemnity charge.

The sum of each line for the four quarters does not necessarily equal the amount reported for the full year because of rounding and, for per share amounts, because of the effect of averaging the shares used in the calculation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

The Company’s assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

American Standard Companies Inc.

February 21, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Standard Companies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Standard Companies Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Standard Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Standard Companies Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Standard Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of American Standard Companies Inc. and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 21, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Proposal 1 – Election of Directors” and “Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

The information required by Item 10 with respect to the executive officers of the Company has been included in Part I of this Form 10-K (as Item 4A) under the heading “Executive Officers of the Registrant” in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the heading “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning the independence of our Audit Committee and audit committee financial expert disclosure set forth under the headings “Board of Directors’ Meetings, Committees of the Board and Related Matters – Board Matters and Committee Membership”, –”Committees of the Board – Audit Committee” and “Audit Committee Matters – Audit Committee Membership Standards” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

Pursuant to Instruction G(3) to Form 10-K, information concerning executive compensation and related matters set forth under the headings entitled, “Board of Directors’ Meetings, Committees of the Board and Related Matters – 2005 Compensation of Non-Management Directors”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,324,734	(1)	$29.51	9,082,935	(2)
Equity compensation plans not approved by security holders	8,966,400	(3)	$16.77	3,007,864	(4)
Total	18,291,134			12,090,799

(1)	Includes options to purchase 1,731,034 shares of Company stock under the shareholder-approved 1995 American Standard Companies Inc. Stock Incentive Plan (the “1995 Stock Incentive Plan”); also includes options to purchase 7,593,700 shares under the shareholder-approved 2002 American Standard Companies Inc. Omnibus Incentive Plan (the “2002 Omnibus Plan”) which replaced the 1995 Stock Incentive Plan.

(2)	Includes 8,172,913 shares available for issuance under the 2002 Omnibus Plan. In addition to options, warrants or rights, the 2002 Omnibus Plan also provides for not more than 2,475,000 awards that may be issued in the form of restricted stock or restricted units. Also includes 910,022 shares available for issuance under the American Standard Companies Inc. Employee Stock Purchase Plan.

(3)	Includes options to purchase 8,538,654 shares under the 1995 Stock Incentive Plan; 50,842 share equivalents credited to participants’ accounts under the American Standard Companies Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”); and 376,904 share equivalents credited to participants’ accounts under the American Standard Inc. Supplemental Savings Plan (the “Supplemental Savings Plan”). Descriptions of the material features of the 1995 Stock Incentive Plan, the Deferred Compensation Plan and the Supplemental Savings Plan appear below.

(4)	Includes 2,936,155 shares remaining available for issuance under the Deferred Compensation Plan; and 71,709 shares remaining available for issuance under the American Standard Companies Inc. Supplemental Compensation for Outside Directors (the “Directors’ Plan”). A description of the material features of the Directors’ Plan appears below.

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

Deferred Compensation Plan

The Deferred Compensation Plan is an unfunded plan under which certain executive employees may defer receipt of all or part of long-term incentive awards and annual incentive awards and portions of base salary and commissions. Non-employee directors are also eligible to defer annual retainer and meeting fees. Participants may choose to invest their deferrals into either share equivalents of Company stock or an interest-bearing cash account. Should the participant choose to defer into share equivalents, allocations to the share account are based on the fair market value of the shares on the date the deferred compensation would otherwise have been paid, without a discount of any kind. At the time of the deferral, the participant chooses the date and form of distribution, which, can begin upon termination of employment, up to three years after termination of employment, or in a given year while still employed. Amounts deferred may be distributed earlier than scheduled upon the occurrence of certain triggering events. In the event of a change of control of the Company, all obligations under the Plan must be fully funded by the Company. Deferrals of amounts that were not earned and vested as of December 31, 2005 are subject to the regulations governing deferred compensation set forth in Section 409A of the Internal Revenue Code (“Section 409A”).

Supplemental Savings Plan

The Supplemental Savings Plan is an unfunded plan for the benefit of those ESOP, Savings Plan and Pension Plan participants, other than executive officers, whose ESOP, Savings-Plan and Pension-Plan-eligible compensation exceeds the limits of Section 401(a)(17) of the Internal Revenue Code. Participants in the ESOP and Savings Plan are credited annually with share equivalents of American Standard stock in an amount that is meant to roughly compensate them for employer contributions to the Employee Stock Ownership and Savings Plan(s) which are lost due to the limits of Section 401(a)(17). Participants receive dividend equivalents on their share equivalents in the form of additional share equivalents. Participants in the Pension Plan are credited annually with cash in an amount intended to compensate them for employer contributions to the Pension Plan, which, are lost due to the limits of Section 401(a)(17). The cash contributions earn interest at the same rate used to credit cash balances in the Pension Plan. In determining contributions credited under the Supplemental Savings Plan, only compensation up to $235,000 ($250,000 effective for the plan year beginning January 1, 2006) is considered. In order to receive a Plan allocation for a given year, participants must be employed with the Company on December 31 of such year. For participants who are hired on or after January 1, 2004, there is a three-year vesting requirement under the Plan. Thirty days after termination of employment (six months after termination of employment for those considered key executives under Section 409A), participants receive a distribution from the Plan, in shares with respect to their vested share account balances and in cash with respect to their vested cash account balances. The Plan is designed as a parallel excess plan within the meaning of the New York Stock Exchange rules regarding shareholder approval of equity compensation plans. Shares are available for issuance under the Plan as needed in connection with the operation of the ESOP and the Savings Plan.

Directors’ Plan

The Directors’ Plan is intended to promote an equity interest in the Company by its non-employee directors. Under the terms of the Directors’ Plan, each non-employee director, upon initial election to the Board, is allocated $100,000 worth of Company stock, based on the fair market value of the stock on the date immediately preceding the director’s election to the board, which is deposited in a grantor’s trust for the benefit of the director. In addition, directors have credited to their plan accounts annually, on the day prior to the annual meeting of the Company’s shareholders, that number of shares of common stock equal in value to $35,000 based on the closing price of the Company’s stock that day. These shares are distributed to the directors upon their leaving their position as director. Directors make a one time election to have any dividends issued to the trust with respect to the shares in their accounts either reinvested in shares or paid to them in cash annually, with accrued interest. Shares allocated to a director’s account are voted by the trustee as instructed by each director. In the event of change of control of the Company, the directors are entitled to an immediate distribution of their plan assets from the trust, which, at their option, can be in either shares or the cash value of the shares.

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

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters – Audit Committees’ Pre-approved Policies and Procedures” and “– Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial statements and financial statement schedules

The financial statements and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on the following page are incorporated herein by reference.

(b) The exhibits to this Report are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page No.
1. Financial Statements:
Consolidated Balance Sheet at December 31, 2005 and 2004	55
Years ended December 31, 2005, 2004 and 2003:
Consolidated Statement of Income	54
Consolidated Statement of Cash Flows	56
Consolidated Statement of Shareholders’ Equity and Comprehensive Income	57
Notes to Financial Statements	58
Report of Independent Registered Public Accounting Firm	53

2. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	117

3. Financial statement schedules, years ended December 31, 2005, 2004, and 2003

I Condensed Financial Information of Registrant	118
II Valuation and Qualifying Accounts	121

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

AMERICAN STANDARD COMPANIES INC.

EXHIBIT INDEX

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

3.1	Restated Certificate of Incorporation of Holding (previously filed as Exhibit 3(i) to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

3.2	Amendment to the Restated Certificate of Incorporation of Holding (previously filed as Exhibit 3 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.)

3.3	Amended and Restated By-laws of Holding (previously filed as Exhibit (3)(ii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.1	Form of Common Stock Certificate (previously filed as Exhibit (4)(i) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

4.2	Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee (previously filed as Exhibit (4)(i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.)

4.3	Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee (previously filed as Exhibit 4.1 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

4.4	First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company’s 7.375% Senior Notes due 2008, guaranteed by Holding (previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.)

4.5	Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company’s 7 1/8% Senior Notes due 2003 and 7 5/8% Senior Notes due 2010, guaranteed by Holding (previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.)

4.6	Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7 3/8% Senior Notes due 2005 (previously filed as Exhibit 4.2 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

4.7	Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009 (previously filed as Exhibit (4)(x) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.8	Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009 (previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.9	Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006 (previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.10	Seventh Supplemental Indenture dated as of November 19, 2004 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York (previously filed as Exhibit 4.01 to Holding’s Form 8-K dated November 19, 2004, and herein incorporated by reference.)

4.11	Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent (previously filed as Exhibit (4)(xxv) to Holding’s Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.)

4.12	Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between American Standard Companies Inc. and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(a) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003, and herein incorporated by reference.)

4.13	Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(b) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.)

4.14	Amendment No. 3 to Rights Agreement dated August 20, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(c) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.)

4.15	Guaranty executed and delivered November 19, 2004, made by American Standard International Inc. to The Bank of New York (previously filed as Exhibit 4.02 to Holding’s Form 8-K dated November 19, 2004, and herein incorporated by reference.)

4.16	Indenture dated as of April 1, 2005, between the Company, Holding, American Standard International Inc. and The Bank of New York Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Holding’s Form 8-K filed on April 1, 2005, and herein incorporated by reference.)

4.17	Form of 5 1/2% Senior Note Due 2015 (previously filed as Exhibit 4.20 to Holding’s S-4 filed on May 12, 2005, and herein incorporated by reference.)

10.1*	Amended and Restated Employment Agreement with Frederic M. Poses dated as of February 7, 2002 (previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.)

10.2*	Amendment to Employment Agreement with Frederic M. Poses dated October 6, 2004 (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on October 7, 2004, and herein incorporated by reference.)

10.3*	Employment Agreement with J. Paul McGrath dated December 17, 1999 (previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.)

10.4*	Summary of Employment Arrangement with J. Paul McGrath (previously filed as Exhibit 10.4 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.)

10.5*	Employment Agreement with G. Peter D’Aloia dated December 3, 1999 (previously filed as Exhibit (10)(iv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.)

10.6*	Summary of Employment Arrangement with G. Peter D’Aloia (previously filed as Exhibit 10.6 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.7*	Employment Agreement with Lawrence B. Costello dated May 1, 2000 (previously filed as Exhibit (10)(vi) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.)

10.8*	Employment Agreement with James E. Dwyer dated August 12, 2004 (previously filed as Exhibit 99.1 to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.)

10.9*	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002 (previously filed as Exhibit (10)(viii) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.10*	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and American Standard Companies Inc. Supplemental Incentive Compensation Plan, as Amended and Restated in its Entirety as of February 3, 2005, (previously filed as Exhibit 10.12 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.11*	American Standard Companies Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through December 8, 2005, filed herewith.

10.12*	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, as Amended and Restated effective October 7, 2004, (previously filed as Exhibit 10 to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.)

10.13*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, Amended and Restated as of October 2, 2003 (previously filed as Exhibit 10.12 to Holding’s Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.)

10.14*	American Standard Companies Inc. Corporate Officer Severance Plan, as Amended and Restated as of October 6, 2005, (previously filed as Exhibit 10.1 to Holding’s Form 10-Q for the quarter ended September 30, 2005, and herein incorporated by reference.)

10.15*	American Standard Companies Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2004, (previously filed as Exhibit 10.14 to Holding’s Form 10-K for the fiscal year ended December 31, 2003, and herein incorporated by reference.)

10.16*	American Standard Companies Inc. Stock Incentive Plan, as Amended through December 7, 2000, (previously filed as Exhibit (10)(xiv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.)

10.17*	Addendum to Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country (previously filed as Exhibit (10)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

10.18*	Addendum to Stock Incentive Plan referred to comply with local regulations in France with respect to options granted in that country (previously filed as Exhibit (10)(xiii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

10.19*	Second Addendum for French Participants to Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001 (previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.20*	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country (previously filed as Exhibit 10.2 to Holding’s Form 10-Q for the quarter ended June 30, 2004 and herein incorporated by reference.) The Plan was previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.21*	American Standard Companies Inc. 2002 Omnibus Incentive Plan (previously filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002, and herein incorporated by reference.)

10.22*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in Canada with respect to options granted in that country (previously filed as Exhibit 10.1 to Holding’s Form 10-Q for the Quarter ended June 30, 2004.) The Plan was filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002 and herein incorporated by reference.

10.23*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in France (previously filed as Exhibit (10)(xxi) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.24*	American Standard Inc. Supplemental Savings Plan, as Restated as of December 8, 2005, filed herewith.

10.25	Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., certain subsidiaries of Holding and the financial institutions listed therein: The Chase Manhattan Bank, as Administrative Agent, Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager (previously filed as Exhibit (10)(i) to Holding’s Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.)

10.26	First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and the Lenders from time to time party thereto: JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J. P. Morgan Europe Limited, as London Agent and as Belgian Agent (previously filed as Exhibit (10)(i) to Holding’s Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.)

10.27*	Consulting Agreement dated as of February 23, 2005, between the Company and J. Paul McGrath (previously filed as Exhibit 10.30 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.28*	American Standard Companies Inc. Stock Option Grant to J. Paul McGrath, dated July 7, 2004 (previously filed as Exhibit 10.31 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.29*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated July 7, 2004 (previously filed as Exhibit 10.32 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.30*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated February 2, 2005 (previously filed as Exhibit 10.33 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.31*	2005-2007 Long-Term Incentive Plan and 2005 Annual Incentive Plan Goals (previously filed as Exhibit 10.34 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.32	Registration Rights Agreement dated April 1, 2005 among American Standard Inc., American Standard Companies Inc., American Standard International Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and the Other Initial Purchasers referred to therein (previously filed as Exhibit 10.35 to Holding’s S-4 Amendment No. 1 filed on August 2, 2005, and herein incorporated by reference.)

10.33*	American Standard Companies Inc. Change of Control Severance Plan, Restated to include all amendments through October 6, 2005 (previously filed as Exhibit 10.3 to Holding’s Form 10-Q for the quarter ended September 30, 2005, and herein incorporated by reference.)

10.34*	American Standard Companies Inc. Executive Savings Plan, filed herewith.

10.35	Five-Year Credit Agreement, dated as of July 7, 2005, among Holding, the Company, American Standard International Inc., certain other subsidiaries of Holding and the financial institutions listed therein: JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender; J.P. Morgan Europe Limited, as London Agent and Belgian Agent; JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent; Bank of America, N.A., as Syndication Agent; ABN AMRO Bank N.V., Citicorp USA, Inc. and Mizuho Corporate Bank, Ltd., as Documentation Agents; and Lloyds TSB Bank PLC, as Co-Documentation Agent (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on July 12, 2005, and herein incorporated by reference.)

10.36	First Amendment dated November 30, 2005 to the Five-Year Credit Agreement, dated as of July 7, 2005, among Holding, the Company, American Standard International Inc., certain other subsidiaries of Holding and the financial institutions listed therein: JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender; J.P. Morgan Europe Limited, as London Agent and Belgian Agent; JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent; Bank of America, N.A., as Syndication Agent; ABN AMRO Bank N.V., Citicorp USA, Inc. and Mizuho Corporate Bank, Ltd., as Documentation Agents; and Lloyds TSB Bank PLC, as Co-Documentation Agent, filed herewith.

10.37*	2006-2008 Long-Term Incentive Plan and 2006 Annual Incentive Plan Goals (previously filed in Holdings Form 8-K filed on February 3, 2006, and herein incorporated by reference.)

10.38	Description of Compensation Arrangements for Non-Employee Directors, filed herewith.

10.39	Form of Stock Option Agreement for U.S. employees, filed herewith.

10.40	Form of Stock Option Agreement for Non-U.S. employees, filed herewith.

10.41*	Description of Executive Life Insurance Benefit, filed herewith.

12	Ratio of Earnings to Fixed Charges, filed herewith.

21	Listing of Holding’s Subsidiaries, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

23.1	Consent of Hamilton, Rabinovitz and Alschuler, Inc., filed herewith.

24	Power of Attorney (Steven E. Anderson, Jared L. Cohon, Paul J. Curlander, Steven F. Goldstone, Kirk S. Hachigian, Edward E. Hagenlocker, James F. Hardymon, Ruth Ann Marshall and Dale F. Morrison), filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

By:	/s/ FREDERIC M. POSES
Frederic M. Poses
Chairman and Chief Executive Officer

February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ FREDERIC M. POSES Frederic M. Poses	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	February 24, 2006

/s/ G. PETER D’ALOIA G. Peter D’Aloia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2006

/s/ BRAD M. CEREPAK Brad M. Cerepak	Vice President and Controller (Principal Accounting Officer)	February 24, 2006

* Steven E. Anderson	Director	February 24, 2006

* Jared L. Cohon	Director	February 24, 2006

* Paul J. Curlander	Director	February 24, 2006

* Steven F. Goldstone	Director	February 24, 2006

* Kirk S. Hachigian	Director	February 24, 2006

* Edward E. Hagenlocker	Director	February 24, 2006

* James F. Hardymon	Director	February 24, 2006

* Ruth Ann Marshall	Director	February 24, 2006

* Dale F. Morrison	Director	February 24, 2006

/s/ MARY ELIZABETH GUSTAFSSON Mary Elizabeth Gustafsson Attorney-in-fact		February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 21, 2006. Our audits also included the financial statement schedules listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 21, 2006

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME (Parent Company Separately)

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Equity in net income of subsidiaries	$556.3	$313.4	$405.2

Net income	$556.3	$313.4	$405.2

See notes to financial statements.

BALANCE SHEET (Parent Company Separately)

(Dollars in millions)

	December 31,
	2005	2004
ASSETS
Cash	$0.1	$0.1
Investment in subsidiaries	2,454.2	1,871.3

Total assets	$2,454.3	$1,871.4

LIABILITIES
Loans payable to subsidiaries	$1,531.8	$941.1
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 560,000,000 shares authorized: issued and outstanding, 206,741,396 shares in 2005; 214,947,988 shares in 2004	2.5	2.5
Capital surplus	834.4	794.5
Unearned compensation	—	—
Treasury stock	(1,181.4)	(760.1)
Retained earnings	1,576.5	1,146.6
Accumulated other comprehensive income:
Foreign currency translation effects	(212.6)	(102.8)
Deferred gain on hedge contracts, net of tax	20.9	9.3
Minimum pension liability adjustment, net of tax	(117.8)	(159.7)

Total shareholders’ equity	922.5	930.3

Total liabilities and shareholders’ equity	$2,454.3	$1,871.4

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENT OF CASH FLOWS (Parent Company Separately)

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$556.3	$313.4	$405.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(556.3)	(313.4)	(405.2)
Changes in:
Accounts receivable
Accounts payable and accruals	—	—	—

Net cash flow from operating activities	—	—	—

Cash provided (used) by investing activities:
Investment in subsidiaries	—	—	—

Net cash provided (used) by investing activities	—	—	—

Cash provided (used) by financing activities:
Purchases of treasury stock	(500.0)	(253.0)	(149.5)
Dividend payments	(126.4)	—	—
Proceeds from exercise of stock options	35.6	36.9	54.9
Loan from subsidiary	582.2	208.4	87.7
Other	8.6	7.7	7.0

Net cash provided (used) by financing activities	—	—	.1

Net change in cash and cash equivalents			.1
Cash and cash equivalents beginning of year	0.1	0.1	—

Cash and cash equivalents end of year	$0.1	$0.1	$0.1

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION

OF REGISTRANT–(Continued)

NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

(A)	The notes to the consolidated financial statements of American Standard Companies Inc. (the “Parent Company”) are an integral part of these condensed financial statements.

(B)	The Parent Company owns 100% of the outstanding shares of common stock American Standard Inc. and 100% of the shares of common stock of American Standard International Inc.

(C)	The Company’s Board of Directors has approved a quarterly dividend of $.18 per share of common stock. The dividend will be paid on March 20, 2006, to shareholders of record on February 28, 2006. On December 8, 2005 the Company’s Board of Directors approved an additional $500 million to purchase shares of the Company’s common stock in the open market. As of February 21, 2006, the unexpended authorization on the current program totaled $353,059,310. The Company plans to repurchase the majority of this unexpended authorization in 2006, which would result in total share repurchases for 2006 of approximately $400 million.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

Description	Balance Beginning of Period	Additions Charged to Income	Deductions		Other Changes	Foreign Currency Translation Effects	Balance End of Period
2005:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$46,235	$17,382	$(17,612	)(A)	$1,742	$(866)	$46,881

2004:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$45,308	$16,743	$(17,800	)(A)	$550	$1,434	$46,235

2003:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$38,112	$25,709	$(18,420	)(A)	$(1,814)	$1,721	$45,308

(A)	Accounts charged off.