Form 10-Q
period 2006-03-31
AMERICAN STANDARD COMPANIES INC
filed 2006-04-26
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at

April 25, 2006	203,352,441 shares

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

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Sales	$2,552.0	$2,340.3

Cost and expenses and other expense:
Cost of sales	1,892.9	1,726.4
Selling and administrative expenses	502.4	456.1
Other expense	5.3	1.1
Interest expense	30.5	29.6

	2,431.1	2,213.2

Income before income taxes	120.9	127.1
Income taxes	36.8	2.2

Net income applicable to common shares	$84.1	$124.9

Net income per share
Basic	$0.41	$0.58

Diluted	$0.40	$0.57

Cash dividends per share of common stock	$0.18	$0.15

Average common shares outstanding
Basic	205,076,923	214,032,624
Diluted	209,557,274	220,066,401

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	March 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$223.6	$390.7
Accounts receivable, less allowance for doubtful accounts: Mar. 2006 - $48.2; Dec. 2005 - $46.9	1,279.7	1,161.3
Inventories:
Finished products	730.1	659.8
Products in process	247.0	228.2
Raw materials	213.8	190.2
Future income tax benefits	91.3	99.3
Retained interest in securitization program	214.9	208.4
Other current assets	142.3	128.3

Total current assets	3,142.7	3,066.2

Facilities, less accumulated depreciation:
Mar. 2006 - $1,153.9; Dec. 2005 - $1,101.9	1,629.7	1,616.2
Goodwill	1,178.0	1,158.9
Capitalized software costs, less accumulated amortization: Mar. 2006 - $341.1; Dec. 2005 - $321.8	192.6	200.6
Debt issuance costs, net of accumulated amortization: Mar. 2006 - $34.4; Dec. 2005 - $33.1	12.6	13.9
Long-term asbestos receivable	382.6	384.0
Long-term future income tax benefits	93.5	93.5
Investment in associated companies	103.2	98.2
Other assets	240.7	236.3

Total assets	$6,975.6	$6,867.8

Current liabilities:
Loans payable to banks	$77.9	$17.5
Current maturities of long-term debt	2.5	2.6
Accounts payable	950.4	844.5
Accrued payrolls	336.2	339.5
Current portion of warranties	175.5	181.9
Taxes on income	86.7	91.8
Other accrued liabilities	760.5	751.1

Total current liabilities	2,389.7	2,228.9

Long-term debt	1,714.7	1,676.1
Post-retirement benefits	601.8	631.6
Long-term portion of asbestos liability	670.2	673.0
Warranties	260.8	246.7
Deferred tax liabilities	128.3	131.1
Other liabilities	349.7	357.9

Total liabilities	6,115.2	5,945.3

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,770,296 in 2006; 251,769,794 in 2005; and shares outstanding: 203,228,241 in 2006; 206,741,396 in 2005	2.5	2.5
Capital surplus	848.1	834.4
Treasury stock, at cost: 48,542,055 shares in 2006; 45,028,398 shares in 2005	(1,332.2)	(1,181.4)
Retained Earnings	1,623.8	1,576.5
Accumulated other comprehensive income:
Foreign currency translation effects	(194.9)	(212.6)
Deferred gain on hedge contracts, net of tax	31.7	20.9
Minimum pension liability adjustment, net of tax	(118.6)	(117.8)

Total shareholders’ equity	860.4	922.5

Total liabilities and shareholders’ equity	$6,975.6	$6,867.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2006	2005
Cash used by:
Operating activities:
Net income	$84.1	$124.9
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	46.7	46.6
Amortization of capitalized software and other intangibles	21.3	22.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	(3.3)	(7.3)
Non-cash stock compensation	26.6	15.8
Other	0.8	(1.3)
Changes in assets and liabilities:
Accounts receivable	(107.6)	(52.5)
Inventories	(100.8)	(145.5)
Accounts payable	98.9	30.5
Other accrued liabilities and taxes	(23.4)	154.9
Post-retirement benefits	(40.8)	7.6
Asbestos receivable/liability, net	(1.4)	2.4
Other current and long-term assets	(13.4)	(228.4)
Other long-term liabilities	0.7	(20.6)

Net cash used by operating activities	(11.6)	(50.0)

Investing activities:
Purchases of property, plant and equipment	(42.0)	(43.7)
Investments in affiliated companies and other businesses	—	(7.9)
Investments in capitalized software	(7.4)	(10.1)
Proceeds from repayment/loan to unconsolidated joint venture, net	1.5	(1.9)
Proceeds from sales of property, plant and equipment	—	5.2
Other	—	(0.4)

Net cash used by investing activities	(47.9)	(58.8)

Financing activities:
Proceeds from issuance of long-term debt	6.3	0.4
Repayments of long-term debt	(1.5)	(0.5)
Net change in revolving credit facilities	18.4	235.1
Net change in other short-term debt	60.4	38.6
Purchases of treasury stock	(172.1)	(140.3)
Dividend payments	(36.8)	(32.1)
Proceeds from exercise of stock options	8.8	15.7
Proceeds from settlement of foreign exchange forward contracts	1.4	0.2
Proceeds from issuance of shares to ESPP and excess tax benefit recognized upon exercise of stock options	3.5	4.4

Net cash provided (used) by financing activities	(111.6)	121.5

Effect of exchange rate changes on cash and cash equivalents	4.0	(2.0)

Net (decrease)/increase in cash and cash equivalents	(167.1)	10.7
Cash and cash equivalents at beginning of period	390.7	229.4

Cash and cash equivalents at end of period	$223.6	$240.1

Cash interest paid	$27.8	$24.2
Cash taxes paid	$36.6	$49.6

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. Certain reclassifications of amounts reported in prior years have been made to conform to the 2006 classifications. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2005, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three months of 2006.

Note 2. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended March 31,
	2006	2005
Net income	$84.1	$124.9
Foreign currency translation effects	17.7	(43.2)
Deferred (loss)/gain on hedge contracts, net of tax	10.8	0.9
Minimum pension liability adjustment, net of tax	(0.8)	2.7

Total comprehensive income	$111.8	$85.3

Note 3. Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended March 31, 2006 and 2005 included 4,480,351 and 6,033,777 weighted average incremental shares, respectively, for the assumed exercise of stock options. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in the money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended March 31, 2006 and 2005 excluded 2,521,310 and 38,147 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock for the three months ended March 31, 2006 and 2005, respectively.

Note 4. Capital Stock

On March 20, 2006, a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2006, totaling $36.8 million. On March 25, 2005, a dividend of $0.15 per share of common stock was paid to shareholders of record as of February 28, 2005 totaling $32.1 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first quarter of 2006.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2005	251,769,794	(45,028,398)	206,741,396

Shares issued upon exercise of stock options	502	428,312	428,814
Stock purchased for treasury	—	(4,491,150)	(4,491,150)
Shares issued to ESOP	—	463,275	463,275
Shares issued to ESPP	—	60,320	60,320
Other shares issued or (reacquired), net	—	25,586	25,586

Balance, March 31, 2006	251,770,296	(48,542,055)	203,228,241

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. The primary objective of the Company’s share repurchase program is to provide a return to investors and to a lesser extent to satisfy stock option exercises. At March 31, 2006, the Company had an unexpended balance of $285.4 million available to repurchase shares under an authorization by the Board of Directors.

Note 5. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123r”), Share Based Payments on January 1, 2006. FAS 123r requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on either estimated fair values or actual fair values in the case of restricted stock and restricted stock unit grants. The Company adopted FAS 123r using the modified prospective approach. Under the modified prospective approach, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006 as well as the cost of awards granted after January 1, 2006. Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for substantially all options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the grant date and the ESPP plan was deemed noncompensatory. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123r. The Company considered the provisions of SAB 107 when it adopted FAS 123r. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements.

The Company recognizes compensation cost for each share-based payment award over the requisite service period of the award. Compensation cost is measured on the grant date of the award, which is the date the Company’s Board of Directors approves the granting of the award. Compensation cost on discounts associated with ESPP purchases is recognized on the date that shares are purchased. The accompanying consolidated statement of income for the three months ended March 31, 2006 includes $8.2 million of stock based compensation expense. The estimated tax benefits associated with this expense is $2.5 million. Prior period consolidated statements of income have not been restated. To measure the fair value of stock option awards, the Company utilizes the Black-Scholes option valuation method. To measure the fair value of restricted stock unit grants, the Company uses the fair market value of the Company’s stock on the grant date. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the options term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of awards it believes will ultimately vest, which includes an estimate of the number of awards expected to be forfeited. The estimated fair value of the award is recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

The Company issues stock options to employees in key positions who have the ability to impact business performance over time. The Company believes stock option awards promote the long-term success of the Company by aligning the interests of our leaders and other key employees with the interests of our shareholders. In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000, of which no more than 2,475,000 may be used for awards other than stock options or SARs. At March 31, 2006, options to purchase a total of 9,729,783 shares were outstanding and there were 5,721,427 shares available for grant under the 2002 Omnibus Plan. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At March 31, 2006, options to purchase a total of 9,958,905 shares were outstanding under the 1995 Stock Plan. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years.

In 1997, shareholders approved the establishment of the ESPP commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter.

A summary of stock option and restricted stock (“RS”) activity and related information for the three months ended March 31, 2006 and year ended December 31, 2005 is as follows. On February 1, 2006, the Company issued 52,473 RS’s to certain employees.

	Stock Options			Restricted Stock
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants	Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 31, 2004	17,665,563	20.67		249,999
Granted	2,599,225	43.35	$10.09	—
Exercised(options)/Vested(RS’s)	(1,884,882)	18.96		(249,999)
Forfeited	(516,518)	32.35		—

Outstanding December 31, 2005	17,863,388	23.82		—	—
Granted	2,352,800	36.95	$9.72	52,473	36.87
Exercised(options)/Vested(RS’s)	(428,814)	20.55		—
Forfeited	(98,686)	39.18		—

Outstanding March 31, 2006	19,688,688	25.38		52,473

Exercisable at end of period:
Year ended December 31, 2005	10,178,830
Three months ended March 31, 2006	12,412,348	21.22

The total aggregate intrinsic value of awards outstanding as of March 31, 2006 is $346.4 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 31, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of March 31, 2006 is 6.4 years. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $8.2 million and the total fair value of shares vested during the same period was $22.8 million. In addition, the Company recognized an actual tax benefit of $2.2 million on options exercised during the three months ended March 31, 2006. The 7,276,340 of nonvested options as of March 31, 2006 will result in the recognition of $49.5 million of compensation cost. This cost will be recognized over the weighted average period of 1.73 years.

The following table summarizes the significant assumptions used during the three month period ended March 31, 2006.

Assumption	Three months ended March 31, 2006
Weighted average grant date fair value	$ 9.72
Risk-free interest rate	4.51%
Expected volatility	26.0%
Expected holding period	5 Years
Expected forfeiture rate	4.0%
Dividend yield	1.62%

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The Company reviewed the historic volatility of its common stock over 12-month, 5-year and 10-year periods, and the implied volatility for at the money options to purchase shares of the Company’s common stock. Based on this data, the Company chose to use the average of the 5-year historic volatility of the Company’s common stock and the average implied volatility of at the money options. The 5-year historical volatility period was selected since that period corresponds with the expected holding period. The expected term was calculated by reviewing the historical exercise pattern of all holders that were granted options from 1995 through 2005, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non officers. The results of the analysis support one expected term for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on the Company’s expected dividend rate.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three months ended March 31, 2005 (dollars in millions except per share data).

Three Months Ended March 31, 2005

Net income, as reported	$124.9
Total stock-based compensation expense, net of tax, for all stock option awards, discounts under the ESPP and restricted stock unit awards	(5.3)

Net income including the impact of stock compensation expense	$119.6

Earnings per share:
Basic–as reported	$0.58

Basic–including the impact of stock compensation expense	$0.56

Diluted–as reported	$0.57

Diluted–including the impact of stock compensation expense	$0.55

The weighted average fair value per option for grants made during the three months ended March 31, 2005 was $10.14. The fair value of the stock options in 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.74%; volatility of 23.0%; an expected average life of 5 years; and a dividend yield of 1.38%.

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $9.1 million and $8.8 million for the three months ended March 31, 2006 and 2005, respectively. Total warranty expense was $39.8 million and $46.1 million for the three months ended March 31, 2006 and 2005, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2006 and 2005 (dollars in millions).

	Three Months Ended March 31,
	2006	2005
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$428.6	$397.5
Warranty costs accrued	31.5	36.8
Deferred income on extended warranty contracts sold	16.6	16.8
Warranty claims settled	(29.3)	(32.2)
Amortization of deferred income on extended warranty contracts	(12.0)	(11.3)
Increases in warranty estimates made in prior periods, including foreign exchange translation effects, net	0.9	1.3

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	436.3	408.9
Current portion included in current liabilities	(175.5)	(171.3)

Long-term warranty liability	$260.8	$237.6

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $71.9 million as of March 31, 2006, extending from 2006 to 2022, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2006 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company fully and unconditionally guarantees the payment obligations under all the

Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including $36.5 million of Euro-denominated Senior Bonds (at March 31, 2006 exchange rates). The Company, American Standard Inc., and ASII guarantee obligations under the primary bank credit agreement. See Note 11 of Notes to Financial Statements.

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

Income Tax Provision

The income tax provision for the first quarter of 2006 was $36.8 million, or 30.5% of pre-tax income, compared with a provision of $2.2 million, or 1.7% of pre-tax income in the first quarter of 2005. The effective income tax rate for the first quarter of 2005 reflected the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years.

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

In November 2004, the Company was contacted by the European Commission as part of an industry-wide investigation into alleged infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company a written request for information. Because the Company has not been accused of any wrong-doing in this investigation, which is ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from it. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. Because the Company has not been accused of any wrong-doing in this investigation, which is ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from it. The Company is cooperating fully with this investigation.

Also in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated, and in June 2005 the plaintiff’s filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. The California cases have been coordinated in the San Francisco Superior Court and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identifies a somewhat different group of alleged co-conspirator co-defendants and purports to add a new and significantly larger class of plaintiffs. The Company removed the consolidated California action to the United States District Court for the Northern District of California on January 3, 2006. The court granted plaintiffs’ motion to remand the action back to San Francisco Superior Court on March 3, 2006. None of these civil suits specify the amount of damages claimed. The Company believes that these lawsuits are the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously. While the Company cannot predict the outcome of these matters with certainty, the Company believes that the resolution of these civil lawsuits against the Bath and Kitchen business will not, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

On February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of the French and European Union competition regulations. On March 9, 2006, the French Competition Council dismissed all allegations against the Company’s Bath and Kitchen subsidiary, imposing no fine.

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

Accounting for Asbestos-related Contingencies

Until the fourth quarter of 2004, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. As described in Note 14 (“Warranties, Guarantees, Commitments and Contingencies”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in the fourth quarter of 2004, the Company increased its recorded liability for asbestos claims by $616 million to reflect the Company’s total estimated liability for pending and unasserted future claims. A description of the events that led to the Company’s decision to increase its asbestos-related liability, and the factors relied on by the Company’s outside experts in calculating the estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims, are set forth in detail in Note 14 to the Company’s 2005 Form 10-K.

At March 31, 2006 and December 31, 2005 the total asbestos liability was estimated at $683.2 million and $686.0 million, respectively. The asbestos indemnity liability decreased by $2.8 million during the first quarter of 2006 due to claims payments made during the quarter. The asbestos indemnity liability decreased by $13.4 million in 2005, from $699.4 million as of December 31, 2004 to $686.0 million as of December 31, 2005. This decrease was due to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to March 31, 2006, the Company has resolved 36,785 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $67.3 million, for an average payment per resolved claim of $1,829. The average payment per claim resolved during the three months ended March 31, 2006 and the year ended December 31, 2005 was $3,386 and $1,554, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Three months ended March 31, 2006	Year ended 2005	Cumulative Total
Open Claims – January 1,	126,551	124,100	N/A
New claims filed	1,019	10,952	167,060
Claims settled	(135)	(756)	(9,003)
Claims dismissed	(552)	(7,744)	(27,782)
Inactive claims	0	(1)	(3,392)

Open Claims – March 31,	126,883

Open Claims – December 31,		126,551	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation have engaged in several mediation sessions since January 18, 2006. On February 17, 2006, the Court issued an order extending discovery through September 8, 2006.

With the addition of the parties and policies referred to above, the NJ coverage litigation would resolve the coverage issues with respect to approximately 91% of the recorded receivable. The remaining 9% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected, including amounts from Equitas which remain in a trust.

The Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. Please see Note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of the methodology used by the Company to calculate the receivable and the factors considered by the Company when concluding that its insurance receivable including amounts in litigation is probable of recovery.

At March 31, 2006 and December 31, 2005 the asbestos receivable was $388.6 million and $390.0 million, respectively. During the first quarter of 2006, the Company’s asbestos receivable decreased by $1.4 million primarily related to refinements of solvency rates of $1.6 million partially offset by the recoverable portion of incurred legal expenses. The Company’s asbestos insurance receivable decreased from $405.6 million as of December 31, 2004 to $390.0 million as of December 31, 2005. The reduction was primarily the result of cash received from insurance companies of $23.7 million and refinements to solvency rates and settlements of $20.4 million. This reduction was partially offset by refinements to other data, including claims data, and policy information of $20.5 million and the recoverable portion of incurred legal expenses of $8.0 million.

As referenced above, in February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. Through March 31, 2006, $14.6 million of this amount was received by the Company to cover asbestos and environmental costs, and $69.9 million remains in a trust expiring January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust will be disbursed to Equitas minus some allowance to the Company for claim settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

Critical Accounting Assumptions

The amounts recorded by the Company for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts and strategy. The

Company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions include the number and type of new claims to be filed each year, the average cost of disposing of each such new claims, average annual defense costs, the resolution of coverage issues among insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of the state or federal tort reform legislation. The Company reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos-related liability and the related insurance receivables. The Company may also adjust these estimates based upon the outcome of court-ordered mediation referenced above and/or expected settlement discussions.

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

Note 7. Effect of Recently Issued Accounting Standards

Statement of Financial Accounting Standard No. 151 (“FAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4 was issued in 2004. FAS 151 became effective for the Company in 2006 and requires that the cost of inventory exclude costs associated with abnormal amounts of idle capacity and spoilage. The impact of adopting FAS 151 was not material to the Company.

Statement No. 154 (“FAS 154”), Accounting Changes and Error Corrections was issued in the second quarter of 2005. Under FAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard became effective for the Company in 2006 and has not impacted its financial statements.

Note 8. Operational Consolidation Expenses

During 2005 and 2006 the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions, severance, asset impairments and similar expenses as more fully described below. The Company expects to complete these plans by the middle of 2007.

During the first quarter of 2006, the Company recorded $8.1 million of operational consolidation expenses of which $2.2 million was included in cost of sales and $5.9 million was included in selling and administrative expenses. Included in the $8.1 million of operational consolidation expenses was $4.9 million related to 2006 programs, $3.0 million related to programs that were initiated in 2005 and $0.2 million related to 2004 programs. This compares to $20.4 million of operational consolidation expenses incurred during the first quarter of 2005.

The following is a summary of the operational consolidation programs outstanding as of March 31, 2006.

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2006 Operational Consolidation Programs
Charges during the first three months of 2006	$4.5	$0.3	$0.1	$4.9
Payments during the first three months of 2006	(2.2)	—	—	(2.2)
Reversals during the first three months of 2006	—	—	—	—
Non-cash write-offs during the first three months of 2006	—	(0.3)	—	(0.3)

Balance as of March 31, 2006	$2.3	$—	$0.1	$2.4

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2005 Operational Consolidation Programs
Balance as of December 31, 2005	$14.1	$—	$1.4	$15.5
Charges during the first three months of 2006	1.8	0.4	0.8	3.0
Payments during the first three months of 2006	(6.2)	—	(0.8)	(7.0)
Non-cash write-offs during the first three months of 2006	—	(0.4)	—	(0.4)
Reversals during the first three months of 2006	—	—	—	—

Balance as of March 31, 2006	$9.7	$—	$1.4	$11.1

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2004 Operational Consolidation Programs
Balance as of December 31, 2005	$0.7	$—	$1.7	$2.4
Charges during the first three months of 2006	0.1	—	0.1	0.2
Payments during the first three months of 2006	(0.4)	—	(0.3)	(0.7)
Reversals during the first three months of 2006	—	—	—	—

Balance as of March 31, 2006	$0.4	$—	$1.5	$1.9

Total Balance as of March 31, 2006	$12.4	$—	$3.0	$15.4

Air Conditioning Systems and Services incurred $0.5 million of operational consolidation expenses during the first quarter of 2006 related to 2006 plans and expended $0.7 million of cash on operational consolidation activities in the first quarter of 2006. The majority of the charge recorded in the first quarter of 2006 was for severance associated with the consolidation of administrative functions. Air Conditioning Systems and Services recognized $12.8 million of operational consolidation expenses during the first quarter of 2005. Air Conditioning Systems and Services expects to incur an additional $1.2 million during 2006 to complete the 2006 and 2005 plans outstanding as of March 31, 2006.

Bath and Kitchen incurred $6.0 million of operational consolidation expenses during the first quarter of 2006 of which $3.0 million related to 2006 plans and $3.0 million related to 2005 plans and expended $9.0 million of cash on operational consolidation activities in the first quarter on 2006 and 2005 programs. The 2006 and 2005 charges were primarily for severance associated with manufacturing and administrative functions. $4.7 million of the first quarter charge was associated with severance and termination payments, with approximately $0.4 million of asset impairments and $0.9 million of other related costs. Bath and Kitchen incurred $3.9 million of operational consolidation expenses during the three months ended March 31, 2005. Bath and Kitchen expects to incur an additional $3.0 million during 2006 and the first half of 2007 to complete the outstanding programs as of March 31, 2006.

As part of a continuing effort to rebuild the profitability of its global Bath and Kitchen business, the Company announced plans on April 19, 2006, to consolidate some new product development, supply chain, finance and administrative activities in its European Bath and Kitchen operations. These approved plans will result in $18 - $21 million of charges related to the elimination of 320 – 380 jobs. $10 -13 million will be incurred in the second quarter of 2006, and the remainder is expected to be incurred in the second half of 2006. All of the aforementioned charges will result in cash expenditures, which are expected to be incurred during the second half of 2006, and the first half of 2007. The Company expects all of these job eliminations to be completed by the end of 2006 and once completed, expects to realize annualized cost savings from these activities of $13 -$15 million.

The Vehicle Control Systems business incurred $1.5 million of operational consolidation expenses during the first quarter of 2006 of which $1.3 million is primarily associated with severance relating to 2006 plans and $0.2 million pertains to prior period plans. The majority of the 2006 plan is associated with administrative functions. Vehicle Control Systems incurred $3.7 million of operational consolidation expenses during the first quarter of 2005. Vehicle Control Systems expects to incur $3.9 million during the remainder of 2006 to complete the plans outstanding as of March 31, 2006. Vehicle Control Systems expended $0.2 million of cash on operational consolidation activities in the first quarter of 2006.

The Company expects that essentially all of the $15.4 million balance as of March 31, 2006 will be utilized by the end of 2007.

During 2005 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2005. The total cost of the 2005 actions was $69.2 million and included the elimination of 1,108 jobs.

Note 9. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2006 (dollars in millions):

	Three Months Ended March 31,
	2006 Pension Benefits	2006 Health & Life Ins. Benefits	2005 Pension Benefits	2005 Health & Life Ins. Benefits
Service cost-benefits earned during the period	$14.9	$2.2	$13.8	$2.2
Interest cost on the projected benefit obligation	19.9	4.4	20.5	4.4
Less assumed return on plan assets	(21.0)	—	(18.5)	—

Amortization of prior service cost	1.8	(1.2)	1.5	(1.1)
Amortization of net (gain) loss	3.7	1.6	3.3	1.7

Net defined benefit cost	$19.3	$7.0	$20.6	$7.2

Accretion expense reflected in “Other expense (income)”	$(1.1)	$4.4	$2.0	$4.4

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $55.0 million to the domestic pension plans and $22.6 million to non-U.S. plans in 2006. In the first quarter of 2006, $5.2 million was contributed to foreign plans and $50.6 million was contributed to domestic plans.

Note 10. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three months ended March 31, 2006 and 2005, unaudited statements of cash flows for the three months ended March 31, 2006 and 2005, and unaudited balance sheets as of March 31, 2006 and December 31, 2005 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,322.0	$1,321.2	$3.9	$(95.1)	$2,552.0

Costs and expenses and other expense:
Cost of sales	—	968.9	1,015.2	3.8	(95.0)	1,892.9
Selling and administrative expenses	—	288.4	215.0	0.1	(1.1)	502.4
Other expense	—	(6.9)	13.6	(2.4)	1.0	5.3
Interest expense	—	25.9	4.6	—	—	30.5
Intercompany interest expense (income)	—	12.1	(12.1)	—	—	—

Total expenses	—	1,288.4	1,236.3	1.5	(95.1)	2,431.1

Income before income taxes and equity in net income of consolidated subsidiaries	—	33.6	84.9	2.4	—	120.9
Income taxes	—	13.1	23.7	—	—	36.8

Income before equity in net income of consolidated subsidiaries	—	20.5	61.2	2.4	—	84.1
Equity in net income of consolidated subsidiaries	84.1	—	—	—	(84.1)	—

Net income	$84.1	$20.5	$61.2	$2.4	$(84.1)	$84.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.8	$8.4	$211.7	$2.7	$—	$223.6
Accounts receivable, net	—	535.6	706.4	37.7	—	1,279.7
Inventories	—	574.5	616.4	—	—	1,190.9
Other current assets	—	267.3	165.0	16.2	—	448.5

Total current assets	0.8	1,385.8	1,699.5	56.6	—	3,142.7
Facilities, net	—	636.4	993.3	—	—	1,629.7
Goodwill, net	—	178.0	1,000.0	—	—	1,178.0
Investment in subsidiaries	2,597.0	—	—	—	(2,597.0)	—
Long-term asbestos receivable	—	382.6	—	—	—	382.6
Other assets	—	470.3	161.6	10.7	—	642.6

Total assets	$2,597.8	$3,053.1	$3,854.4	$67.3	$(2,597.0)	$6,975.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$57.0	$20.9	$—	$—	$77.9
Current maturities of long-term debt	—	1.4	1.1	—	—	2.5
Other current liabilities	—	884.4	1,410.1	14.8	—	2,309.3

Total current liabilities	—	942.8	1,432.1	14.8	—	2,389.7
Long-term debt	—	1,369.8	344.9	—	—	1,714.7
Reserve for post-retirement benefits	—	212.4	389.4	—	—	601.8
Intercompany accounts, net	1,737.4	136.1	(1,721.8)	(151.7)	—	—
Long-term portion of asbestos liability	—	670.2	—	—	—	670.2
Other long-term liabilities	—	351.6	207.7	179.5	—	738.8

Total liabilities	1,737.4	3,682.9	652.3	42.6	—	6,115.2

Total shareholders’ equity (deficit)	860.4	(629.8)	3,202.1	24.7	(2,597.0)	860.4

Total liabilities and shareholders’ equity (deficit)	$2,597.8	$3,053.1	$3,854.4	$67.3	$(2,597.0)	$6,975.6

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$84.1	$20.5	$61.2	$2.4	$(84.1)	$84.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	25.1	42.9	—	—	68.0
Equity in earnings of affiliates, net of dividends received	—	6.7	(10.0)	—	—	(3.3)
Non-cash stock compensation	—	26.6	—	—	—	26.6
Other	—	0.7	0.1	—	—	0.8
Equity in net income of subsidiary	(84.1)	—	—	—	84.1	—
Changes in assets and liabilities:
Accounts receivable	—	1.7	(94.6)	(14.7)	—	(107.6)
Inventories	—	(61.6)	(39.2)	—	—	(100.8)
Accounts payable	—	44.8	54.2	(0.1)	—	98.9
Other accrued liabilities	—	(39.2)	18.3	(2.5)	—	(23.4)
Post-retirement benefits	—	(42.5)	1.7	—	—	(40.8)
Asbestos receivable/liability, net	—	(1.4)	—	—	—	(1.4)
Other long-term liabilities	—	9.3	(11.2)	2.6	—	0.7
Other assets	—	(16.0)	0.2	2.4	—	(13.4)

Net cash (used)/provided by operating activities	—	(25.3)	23.6	(9.9)	—	(11.6)

Investing activities:
Purchase of property, plant and equipment	—	(22.3)	(19.7)	—	—	(42.0)
Investments in affiliated companies	—	—	—	—	—	—
Investments in computer software	—	(4.5)	(2.9)	—	—	(7.4)
Loan to unconsolidated joint venture, net	—	1.5	—	—	—	1.5
Proceeds from the disposal of property/equipment	—	—	—	—	—	—

Net cash used by investing activities	—	(25.3)	(22.6)	—	—	(47.9)

Financing activities:
Proceeds from issuance of long-term debt	—	5.7	0.6	—	—	6.3
Repayments of long-term debt	—	(0.9)	(0.6)	—	—	(1.5)
Net change in revolving credit facility	—	75.0	(56.6)	—	—	18.4
Net change in other short-term debt	—	57.0	3.4	—	—	60.4
Purchases of treasury stock	(172.1)	—	—	—	—	(172.1)
Dividend payments	(36.8)	—	—	—	—	(36.8)
Net change in intercompany accounts	197.3	(220.7)	13.4	10.0	—	—
Proceeds from exercise of stock options	8.8	—	—	—	—	8.8
Proceeds from foreign exchange forward contracts	—	1.4	—	—	—	1.4
Other common stock issued or reacquired, net	3.5	—	—	—	—	3.5

Net cash used by financing activities	0.7	(82.5)	(39.8)	10.0	—	(111.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	4.0	—	—	4.0

Net increase (decrease) in cash and cash equivalents	0.7	(133.1)	(34.8)	0.1	—	(167.1)
Cash and cash equivalents at beginning of year	0.1	141.5	246.5	2.6	—	390.7

Cash and cash equivalents at end of year	$0.8	$8.4	$211.7	$2.7	$—	$223.6

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,138.6	$1,315.7	$3.2	$(117.2)	$2,340.3

Costs and expenses and other expense:
Cost of sales	—	846.8	993.7	3.1	(117.2)	1,726.4
Selling and administrative expenses	—	249.2	207.8	(0.9)	—	456.1
Other (income) expense	—	10.8	(9.3)	(0.4)	—	1.1
Interest expense	—	27.4	2.2	—	—	29.6
Intercompany interest expense (income)	—	2.5	(2.5)	—	—	—

Total expenses	—	1,136.7	1,191.9	1.8	(117.2)	2,213.2

Income before income taxes and equity in net income of consolidated subsidiaries	—	1.9	123.8	1.4	—	127.1
Income taxes	—	(11.4)	13.6	—	—	2.2

Income before equity in net income of consolidated subsidiaries	—	13.3	110.2	1.4	—	124.9
Equity in net income of consolidated subsidiaries	124.9	—	—	—	(124.9)	—

Net income	$124.9	$13.3	$110.2	$1.4	$(124.9)	$124.9

`

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$124.9	$13.3	$110.2	$1.4	$(124.9)	$124.9
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	—	27.2	42.3	—	—	69.5
Equity in earnings of affiliates, net of dividends received	—	(4.8)	(2.5)	—	—	(7.3)
Non-cash stock compensation	—	15.8	—	—	—	15.8
Gain on sale of property, plant and equipment	—	0.1	(1.4)	—	—	(1.3)
Equity in net income of subsidiaries	(124.9)	—	—	—	124.9	—
Other	—	—	—	—	—	—
Changes in assets and liabilities:
Accounts receivable	—	1.1	(51.7)	(1.9)	—	(52.5)
Inventories	—	(102.2)	(43.3)	—	—	(145.5)
Accounts payable	—	44.4	(13.8)	(0.1)	—	30.5
Other accrued liabilities and taxes	—	63.0	98.0	(6.1)	—	154.9
Post-retirement benefits	—	6.2	1.4	—	—	7.6
Asbestos receivable/liability, net	—	2.4	—	—	—	2.4
Other current and long-term assets	—	(155.0)	(78.7)	5.3	—	(228.4)
Other long-term liabilities	—	18.8	(43.7)	4.3	—	(20.6)

Net cash provided (used) by operating activities	—	(69.7)	16.8	2.9	—	(50.0)

Investing activities:
Purchase of property, plant and equipment	—	(22.7)	(21.0)	—	—	(43.7)
Investments in affiliated companies	—	—	(7.9)	—	—	(7.9)
Investments in computer software	—	(5.9)	(4.2)	—	—	(10.1)
Loan to unconsolidated joint venture, net	—	(1.9)	—	—	—	(1.9)
Proceeds from the disposal of property/equipment	—	3.1	2.1	—	—	5.2
Other	—	(0.4)	—	—	—	(0.4)

Net cash used by investing activities	—	(27.8)	(31.0)	—	—	(58.8)

Financing activities:
Proceeds from issuance of long-term debt	—	—	0.4	—	—	0.4
Repayments of long-term debt	—	—	(0.5)	—	—	(0.5)
Net change in revolving credit facility	—	174.0	61.1	—	—	235.1
Net change in other short-term debt	—	44.0	(5.4)	—	—	38.6
Purchases of treasury stock	(140.3)	—	—	—	—	(140.3)
Dividend payments	(32.1)	—	—	—	—	(32.1)
Net change in intercompany accounts	155.2	(102.1)	(50.8)	(2.3)	—	—
Proceeds from exercise of stock options	15.7	—	—	—	—	15.7
Proceeds from settlement of foreign exchange forward contracts	—	0.2	—	—	—	0.2
Other	1.8	2.6	—	—	—	4.4

Net cash used by financing activities	0.3	118.7	4.8	(2.3)	—	121.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.0)	—	—	(2.0)

Net increase (decrease) in cash and cash equivalents	0.3	21.2	(11.4)	0.6	—	10.7
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of year	$0.4	$12.6	$223.7	$3.4	$—	$240.1

Note 10. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$141.7	$246.3	$2.6	$—	$390.7
Accounts receivable, net	—	537.3	601.0	23.0	—	1,161.3
Inventories	—	512.8	565.4	—	—	1,078.2
Other current assets	—	258.6	161.3	16.1	—	436.0

Total current assets	0.1	1,450.4	1,574.0	41.7	—	3,066.2
Facilities, net	—	629.7	986.5	—	—	1,616.2
Goodwill, net	—	178.0	980.9	—	—	1,158.9
Investment in subsidiaries	2,454.2	—	—	—	(2,454.2)	—
Long-term asbestos receivable	—	384.0	—	—	—	384.0
Other assets	—	449.1	181.2	12.2	—	642.5

Total assets	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$—	$17.5	$—	$—	$17.5
Current maturities of long-term debt	—	2.0	0.6	—	—	2.6
Other current liabilities	—	876.7	1,314.6	17.5	—	2,208.8

Total current liabilities	—	878.7	1,332.7	17.5	—	2,228.9
Long-term debt	—	1,282.8	393.3	—	—	1,676.1
Reserve for post-retirement benefits	—	254.9	376.7	—	—	631.6
Intercompany accounts, net	1,531.8	362.4	(1,760.7)	(133.5)	—	—
Long-term portion of asbestos liability	—	673.0	—	—	—	673.0

Other long-term liabilities	—	296.5	273.2	166.0	—	735.7

Total liabilities	1,531.8	3,748.3	615.2	50.0	—	5,945.3

Total shareholders’ equity (deficit)	922.5	(657.1)	3,107.4	3.9	(2,454.2)	922.5

Total liabilities and shareholders’ equity (deficit)	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

Note 11. Debt

On June 1, 2006, the 7.125% Euro senior notes currently outstanding are due and payable. The Company intends to repay this debt with borrowings from its primary bank credit agreement and therefore these notes have been classified as long term.

On February 27, 2006, American Standard Inc. executed a $50 million, 364 day U.S. dollar credit agreement. The Company and ASIl guarantee obligations under the agreement. The amount outstanding under this facility at March 31, 2006 was $25 million. Debt outstanding under this agreement was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew it or refinance it.

In addition, a subsidiary of the Company has entered into a $40 million ($48.7 million at March 31, 2006 exchange rates) Euro Dollar 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of March 31, 2006, there was no utilization under this agreement. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. Borrowings under this facility are expected to be primarily in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII.

Note 12. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2006 (dollars in millions):

Segment	December 31, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	March 31, 2006
Air Conditioning Systems and Services	$305.1	$—	$—	$0.1	$305.2
Bath and Kitchen	542.1	—	—	11.1	553.2
Vehicle Control Systems	311.7	—	—	7.9	319.6

Total	$1,158.9	$—	$—	$19.1	$1,178.0

The following table summarizes the Company’s intangible assets by asset classification as of March 31, 2006 and December 31, 2005:
Description	March 31, 2006 Gross Amount	March 31, 2006 Accumulated Amortization	March 31, 2006 Net	Expected Amortization for the Next 5 Years
Patents	$7.6	$(6.9)	$0.7	$(0.7)
Trademarks	7.9	(2.0)	5.9	(2.0)
Customer lists	2.5	(0.5)	2.0	(0.9)
Covenant not to compete	1.3	(1.0)	0.3	(0.3)
Other	2.7	(2.0)	0.7	(0.3)

Total	$22.0	$(12.4)	$9.6	$(4.2)

Description	December 31, 2005 Gross Amount	December 31, 2005 Accumulated Amortization	December 31, 2005 Net
Patents	$7.7	$(6.9)	$0.8
Trademarks	7.9	(1.8)	6.1
Customer lists	2.2	(0.3)	1.9
Covenant not to compete	1.3	(1.0)	0.3
Other	1.8	(1.6)	0.2

Total	$20.9	$(11.6)	$9.3

The Company recognized $0.5 million and $0.6 million of amortization expense related to intangible assets during the first quarter of 2006 and 2005, respectively.

Note 13. Segment Data

Summary Segment and Income Statement Data

Dollars in millions

(unaudited)

	Three months ended March 31,
	2006	2005
Sales:
Air Conditioning Systems and Services	$1,463.4	$1,257.2
Bath and Kitchen	608.7	604.1
Vehicle Control Systems	479.9	479.0

Total Sales	$2,552.0	$2,340.3

Segment Income:
Air Conditioning Systems and Services	$130.8	$87.6
Bath and Kitchen	(0.5)	44.8
Vehicle Control Systems	67.8	69.7

	198.1	202.1
Equity in net income of unconsolidated joint ventures	10.0	7.8

	208.1	209.9

Interest expense	30.5	29.6
Corporate and other expenses	56.7	53.2

Income before income taxes	120.9	127.1

Income Taxes	36.8	2.2

Net income applicable to common shares	$84.1	$124.9

Upon adoption of FAS 123r in 2006, each of the Company’s segments includes compensation expense associated with share-based payment awards. For the three months ended March 31, 2006 segment income of Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems includes $2.8 million, $1.1 million and $0.6 million of compensation expense associated with share-based payment awards.

Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits, share-based compensation expense and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with our receivable securitization programs (See Note 8 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2005), pension and post-retirement benefit costs related to the corporate functions listed above and accretion expense associated with the Company’s post-retirement benefit plans (See Note 6 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2005), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses. For the three months ended March 31, 2006, corporate and other expenses include $3.7 million of compensation expense associated with share based payment awards.

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

Note 14. Pending Transactions

In the second quarter of 2006, the Company expects to sell a component of its Bath and Kitchen manufacturing operation in Europe. The Company estimates that it will receive approximately $13 million of proceeds from the transaction and that it will recognize a pretax gain of approximately $6 million.

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

Financial Results Overview

Total segment income as referred to in the table below represents the summation of segment income of the Company’s three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. The presentation of total segment income and total segment income as a percentage of sales is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. See Note 13 of Notes to Financial Statements for a reconciliation of segment income by business to net income applicable to common shares. In addition, please see the table directly below for presentation of total segment income as a percentage of sales and net income applicable to common shares as a percentage of sales and information on the presentation of segment income excluding effects of foreign exchange translation in results of operations by business segment. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

Following is an analysis of changes in sales, total segment income and total segment income as a percentage of sales for the Company for the first quarter of 2006 compared with the first quarter of 2005, with and without the effects of foreign exchange translation.

	Three Months Ended March 31, 2005 Reported	Three Months Ended March 31, 2006
					Excluding foreign exchange translation
(Dollars in millions)		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage Change Adjusted
Sales	$2,340.3	$2,552.0	9.0%		$2,617.4	11.8%

Total segment income	202.1	198.1	(2.0)%		204.7	1.3%

Total segment income as a percentage of sales	8.6%	7.8%	(0.8	) pts.	7.8%	(0.8	) pts.
Net income applicable to common shares	$124.9	$84.1
Net income applicable to common shares as a percentage of sales	5.3%	3.3%

Sales in the first quarter of 2006 were $2,552.0 million, an increase of 9.0% (11.8% excluding unfavorable foreign exchange translation effects) from $2,340.3 million in the first quarter of 2005. Sales increased 16.4% for Air Conditioning Systems and Services, increased 0.8% for Bath and Kitchen and increased 0.2% for Vehicle Control Systems.

Total segment income was $198.1 million for the first quarter of 2006, a decrease of 2.0% (an increase of 1.3% excluding unfavorable foreign exchange translation effects) from $202.1 million in the first quarter of 2005. Segment income increased 49.3% for Air Conditioning Systems and Services, decreased $45.3 million for Bath and Kitchen and decreased 2.7% for Vehicle Control Systems.

Net income was $84.1 million, down 32.7% from $124.9 million a year ago. Net income was $0.40 per diluted share, down 29.8% from $0.57 per diluted share a year ago. The decrease in 2006 net income as compared to 2005 was largely attributable to a significant decrease in the performance of the Company’s Bath and Kitchen segment substantially offset by the performance of the Company’s Air Conditioning Systems and Services segment as described below. Additionally, in 2005, the Company recorded $39 million of tax benefits associated with the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years. Net income in the quarter included $8.1 million of operational consolidation expenses ($5.3 million net of $2.8 million of tax benefits) as compared to $20.4 million ($14.8 million net of $5.6 million of tax benefits) in 2005 (see Note 8 of Notes to Financial Statements). Net income for the three months ended March 31, 2006 also included $8.2 million of compensation expense ($5.7 million net of $2.5 million of tax benefits) attributable to the fair value of share based payment awards.

In the quarter the Company experienced continued commodity, energy and logistics cost escalations of approximately $59 million primarily due to increased copper, aluminum and fuel costs, labor cost inflation of approximately $26 million, costs associated with inventory reduction programs related to Bath and Kitchen of approximately $10 million, adverse foreign exchange impacts of approximately $11 million and made additional investments primarily in new product development and marketing of approximately $26 million. These increased costs were partially offset by improved pricing of approximately $42 million, volume and mix increases of approximately $64 million, productivity improvements through materials management and Six Sigma programs of approximately $15 million and the benefits from prior operational consolidations of approximately $11 million. See discussions below for year over year change in segment income for each business segment.

The Company plans to continue to evaluate additional operational consolidation activities and believes that gains and tax items will substantially offset any additional operational consolidation expenses. However, the Company is not certain of the exact amount or timing of operational consolidation expenses and gains or losses on asset sales and tax items that may occur in the future.

The Company has elected to prospectively recognize stock compensation expense and has not restated prior period results. In 2005, the Company accounted for share based payment awards in accordance with APB 25. Since the exercise price of awards was equal to the fair market value of the Company’s stock on the grant date, the Company was not required to recognize compensation expense for outstanding awards. A disclosure is included in Note 5 of Notes to Financial Statements as to the impact of expensing the fair value of share based awards. The expense of $8.2 million ($5.7 million net of tax) recognized during the first three months of 2006 represents an increase of $0.4 million when compared to the pro forma expense for the three months ended March 31, 2005. The increase relates to a higher average Black-Scholes value for options subject to expense in 2006 as compared to 2005. As of March 31, 2006, the Company has unrecognized share based payment expense of $49.5 million that will be recognized over the remainder of the requisite service period, which the Company expects to be approximately $8.0 million per quarter in 2006. See Note 5 of Notes to Financial Statements.

Results of Operations by Business Segment

The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 13 of Notes to Financial Statements. Approximately half of the Company’s business is outside the U.S. and therefore, changes in exchange rates can have a significant effect on segment income when presented in U.S. dollars. Year-over-year changes in sales and segment income and, in certain cases, segment income as a percentage of sales, for 2006 compared with 2005 are presented both with and without the effects of foreign exchange translation. Presenting segment income excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Air Conditioning Systems and Services Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Air Conditioning Systems and Services for the first quarter of 2006 compared with the first quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended March 31, 2006
(Dollars in millions)	Three Months Ended March 31, 2005 Reported				Excluding foreign exchange translation
		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage change Adjusted
Sales	$1,257.2	$1,463.4	16.4%		$1,468.4	16.8%
Segment income	$87.6	$130.8	49.3%		$131.1	49.7%
Segment income as a percentage of sales	7.0%	8.9%	1.	9 pts.	8.9%	1	.9 pts.

Sales of Air Conditioning Systems and Services increased 16.4% (16.8% excluding unfavorable foreign exchange translation effects) to $1,463.4 million for the first quarter of 2006 from $1,257.2 million for the first quarter of 2005. Overall, sales benefited from continued growth in residential equipment sales, improvements in the commercial equipment market and growing parts and services sales. Sales benefited during the first quarter of 2006 from price increases of approximately $43 million with the remainder of the increase driven by volume and mix. In the first quarter of 2006, the Company announced price increases in both the residential and commercial systems businesses. Commercial equipment sales, which represent approximately 25% of total Company sales, increased 12.3% on a global basis. This was the eighth consecutive quarter of growing commercial equipment sales at an accelerated rate. Within the commercial equipment segment, global unitary sales were up 17.3%, and global applied sales were up 7.6%. Sales increased 12.3% in the parts, services and solutions part of our business.

The commercial equipment market in the U.S. was up an estimated 10% year-over-year, consisting of 2-3% growth in price and 7-8% growth in volume. Within the U.S. commercial equipment market, the Company experienced growth in all of its vertical sales markets. Markets in Europe and the Middle East as well as Asia increased in the mid single digits. Globally, orders were up 12% (excluding favorable foreign exchange translation effects) in the first quarter of 2006 as compared to 2005. In the Americas, total orders were up 9%, with the unitary market driving the growth. Internationally, orders increased 20% (excluding favorable foreign exchange translation effects) in the first quarter of 2006. Backlog at the end of the quarter was $762 million, up 13.5% from the first quarter of last year. This marks the ninth consecutive quarter of year-over-year backlog growth.

Sales of the Company’s residential products continued to grow, up 28.6% year-over-year. This increase was driven by the combination of volume and mix gains and improved price. Continued favorable mix was driven by an increase in sales of higher efficiency models such as 13 SEER and above. The government mandated transition to higher efficiency technology, through its minimum 13 Seasonal Energy Efficiency Ratio (SEER) requirement, became effective for the industry on January 23, 2006. The residential market was up approximately 12% in units, resulting in higher sales volumes as compared to the first quarter of 2005. Inventory levels in the marketplace are down approximately 4% as compared to inventory levels at March 31, 2005.

Segment income of Air Conditioning Systems and Services increased 49.3% (49.7% excluding foreign exchange translation effects) to $130.8 million in the first quarter of 2006 from $87.6 million in the first quarter of 2005. Segment income benefited from price increases of approximately $43 million, volume and mix increases of approximately $46 million, productivity improvements of $9 million and approximately $5 million of benefits from previously announced operational consolidation activities. These improvements were partially offset by commodity cost increases associated with copper and aluminum and logistics costs of approximately $35 million, labor cost escalations of approximately $20 million and incremental investments primarily in new product development and marketing of approximately $19 million. In addition, operational consolidation expenses were $12.3 million less than in the first quarter of 2005. There were $12.8 million of operational consolidation charges in the comparable prior year period. The Company expects to continue to invest in marketing and product development, especially in the residential business through investments in higher energy-efficient solutions and new product launches associated with indoor air quality products. In addition, segment income for the first quarter of 2006 included $2.8 million of compensation expense associated with expensing the fair value of share-based payment awards.

Bath and Kitchen Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Bath and Kitchen for the first quarter of 2006 compared with the first quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended March 31, 2006
(Dollars in millions)	Three Months Ended March 31, 2005 Reported				Excluding foreign exchange translation
		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage Change Adjusted
Sales	$604.1	$608.7	0.8%		$633.2	4.8%
Segment income	$44.8	$(0.5)	(101.1)%		$1.0	(97.8)%
Segment income as a percentage of sales	7.4%	(0.1)%	(7.5	)pts.	0.2%	(7.2	)pts.

Sales for Bath and Kitchen increased 0.8% (4.8% excluding unfavorable foreign exchange translation effects) to $608.7 million in the first quarter of 2006 from $604.1 million in the first quarter of 2005. Sales decreased 2.5% in Europe (increased 5.6% excluding unfavorable foreign exchange translation effects) which is the Company’s largest region for this segment, increased 4.3% in the Americas (3.6% excluding favorable foreign exchange translation effects) and increased 7.3% in Asia (5.9% excluding favorable foreign exchange translation effects). Sales within the wholesale segment of the Americas increased year-over-year, but was partially offset by reduced sales and pricing pressure in the retail channel.

Segment income for Bath and Kitchen decreased $45.3 million ($43.8 million excluding unfavorable foreign translation effects) to $(0.5) million in the first quarter of 2006 from $44.8 million in the first quarter of 2005. Segment income was negatively impacted by approximately $21 million of commodity and logistics cost increases, including energy and certain metals as well as approximately $10 million of costs associated with inventory and model reductions. Segment income was also adversely impacted by labor and other cost escalations of approximately $9 million, unfavorable foreign exchange effects of approximately $6 million and incremental investments in sales and marketing of approximately $6 million. Bath and Kitchen recorded $6.0 million of operational consolidation expenses primarily associated with the continuation of plans established during 2005. Operational consolidation expenses were $3.9 million in the first quarter of 2005. Segment income for the first quarter of 2006 also included the impact of $1.1 million of expense associated with expensing the fair value of share-based payment awards. These were partially offset by approximately $8.0 million in price gains and net volume and mix increases of approximately $7 million.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report for the year ended December 31, 2005, the Company began to take actions in the fourth quarter of 2005 to improve manufacturing performance and developed plans to increase pricing and introduce new products in 2006. During the first quarter of 2006, the following progress was made against these objectives:

(i)	Bath and Kitchen achieved a 25% reduction in the number of models offered during the first quarter in the Americas and Asia. Europe expects to substantially complete its target reductions in the second quarter of 2006.

(ii)	Manufacturing operations in Europe continue to improve, including level loading, which has led to increased product availability of higher value products to meet marketplace demand and improved manufacturing yields.

(iii)	New product launches aimed at improving mix in the Americas are on target. The Lifetime whirlpool tub was successfully launched in the first quarter of 2006. The improved version of the Cadet mainstream toilet aimed at Bath and Kitchen’s core product line is underway and preliminary measures of demand are positive. In addition, the introduction of EverClean and Speed Connect faucets are on target for launch in the second quarter of 2006.

(iv)	Price increases continue to be implemented by region. This will help offset commodity cost escalations.

Consistent with expectations at December 31, 2005, the Company expects performance to continue to improve in 2006 and expects sequential segment income margin improvement starting in the second quarter of 2006.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company continues to look for opportunities to improve productivity through simplification of business processes and product lines. Specifically, the Company announced plans on April 19, 2006, to consolidate some new product development, supply chain, finance and administrative activities in its European Bath and Kitchen operations. These approved plans will result in $18 - $21 million of charges related to the elimination of 320 – 380 jobs. In addition, in March of 2006, the Company signed an agreement to sell a component of its Bath and Kitchen manufacturing operation in Europe. The Company estimates that it will receive approximately $13 million of proceeds from the transaction and that it will recognize a pretax gain of approximately $6 million. The Company expects the transaction to close in the second quarter of 2006. Lastly, the Company is exploring sale alternatives for a Bath and Kitchen business in the U.K. that generates approximately $60 million in annual revenue. The business is profitable, but not strategic to the core Bath and Kitchen business. The Company expects a sizeable gain from the sale of this business once a buyer is identified, but is uncertain regarding the timing of the transaction.

Vehicle Control Systems Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Vehicle Control Systems for the first quarter of 2006 compared with the first quarter of 2005, showing the effect of foreign exchange translation.

(Dollars in millions)	Three Months Ended March 31, 2005 Reported	Three Months Ended March 31, 2006
					Excluding foreign exchange translation
		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage Change Adjusted
Sales	$479.0	$479.9	0.2%		$515.7	7.7%
Segment income	$69.7	$67.8	(2.7)%		$72.6	4.2%
Segment income as a percentage of sales	14.6%	14.1%	(0.5	)pts.	14.1%	(0.5	)pts.

Sales of Vehicle Control Systems for the first quarter of 2006 were $479.9 million, an increase of 0.2% (7.7% excluding the unfavorable effects of foreign exchange) from $479.0 million in the first quarter of 2005, due to increased content per vehicle, including new applications, and strong aftermarket growth. This increase was partially offset by approximately $9 million of pricing decreases. Sales in Europe, the Company’s largest market, decreased 0.8% (increased 9.5% excluding the unfavorable effects of foreign exchange) despite low single digit growth in the European truck build market. Total aftermarket sales for the first quarter increased 0.9% (8.4% excluding the unfavorable effects of foreign exchange). Sales increased 0.4% in North America (with and without the effects of foreign exchange translation), which was modestly less than increases in the North American truck build market. The North American truck build market increased in the mid single digits during the quarter. In Asia and Latin America, our sales increased 10.9% and decreased 12.3% (excluding foreign exchange translation effects), respectively. Sales performance in Asia was better than the markets in that region, which were down a net 14%. Backlog at the end of the quarter was $793 million, essentially flat (up 7.1% excluding favorable foreign exchange translation effects) from the first quarter of 2005.

Segment income for Vehicle Control Systems for the first quarter of 2006 decreased 2.7% (increased 4.2% excluding unfavorable foreign exchange translation effects) to $67.8 million from $69.7 million in the first quarter of 2005. Segment income benefited from volume and mix increases of approximately $11 million, productivity improvements of approximately $10 million, and benefits of previously announced operational consolidation expenses of approximately $2 million. These improvements were offset by price decreases of approximately $9 million, commodity and logistics cost increases of approximately $3 million, labor and other cost escalations of approximately $6 million, approximately $5 million of unfavorable foreign exchange effects, incremental investments primarily in new product development and marketing of approximately $1 million, and the impact of $0.6 million of expense associated with expensing the fair value of share-based payment awards. The first quarter of 2006 included operational consolidation expenses of $1.5 million, which were associated with severance relating to 2005 plans. Operational consolidation expenses were $3.7 million during the first quarter of 2005.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures increased to $10.0 million in the first quarter of 2006 from $7.8 million in the first quarter of 2005. The increase primarily resulted from the performances of our WABCO joint ventures and our Alliance compressor joint venture in the U.S.

Interest expense increased $0.9 million to $30.5 million in the first quarter of 2006 compared with $29.6 million in the first quarter of 2005 primarily resulting from higher average debt balances.

Corporate and other expenses in the first quarter of 2006 increased $3.5 million to $56.7 million from $53.2 million in the first quarter of 2005 due principally to $3.7 million of compensation expense associated with expensing the fair market value of share-based payment awards. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 13 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision for the first quarter of 2006 was $36.8 million, or 30.5% of pre-tax income, compared with a provision of $2.2 million, or 1.7% of pre-tax income in the first quarter of 2005. The effective income tax rate for the first quarter of 2005 reflected the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years.

We expect the Company’s effective income tax rate to be in the range of 30% to 31%, excluding the impact of the resolution of tax audits, tax contingencies, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings.

Liquidity and Capital Resources

Cash flow used by operating activities was $11.6 million in the first three months of 2006 as compared to cash flows used by operating activities of $50 million in the first three months of 2005, an improvement of $38.4 million. Contributing to the improvement was better working capital performance and lower tax payments. Investments in working capital were $109.5 million in the first quarter of 2006 as compared to $167.5 million in the first quarter of 2005. These improvements were reduced by a pension plan contribution of approximately $50 million in the first quarter of 2006. In 2005, the pension plan contribution was made in the third quarter.

Free cash flow represented a use of $61 million during the first quarter of 2006 as compared to a use of $98.6 million in the first quarter of 2005. The improvement in free cash flow during the quarter was attributable to the reasons mentioned above. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows used in operating activities.

	Three months ended March 31,
	2006	2005
Net cash used by operating activities	$(11.6)	$(50.0)
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(49.4)	(53.8)
Proceeds from disposal of property	—	5.2

Free cash flow	$(61.0)	$(98.6)

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

In investing activities, the Company made capital expenditures of $42.0 million in the first three months of 2006 as compared to capital expenditures of $43.7 million in the first three months of 2005. Capital expenditure outlays have stabilized with the completion of the 13 SEER transition in the residential air conditioning business and modernization of a product line in the commercial Air Conditioning Systems and Services segment. There were no investments in affiliated companies during the three months ended March 31, 2006 as compared to $7.9 million of investments during the comparable period in 2005. The investments in 2005 were made to purchase the rights of an operation in Asia previously held by a minority shareholder.

The excess of cash used by operating and investing activities for the first three months of 2006 was $59.5 million. In addition, financing activities used $111.6 million. In addition to funding operations and investing activities, cash flows from financing activities were in part returned to investors through dividend payments and share repurchases totaling $36.8 million and $172.1 million, respectively. The excess of cash used by operating and investing activities during the first quarter of 2005 totaled $108.8 million and was funded by financing activities of $121.5 million. The Company expended $32.1 million and $140.3 million for dividend payments and share repurchases, respectively during the first quarter of 2005.

The Company anticipates paying a dividend of $0.18 per share of common stock in the second quarter of 2006, subject to the approval of the Board of Directors at its May 3, 2006 Board meeting.

The Company has one primary bank credit agreement. The agreement was established on July 7, 2005. The agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in July 2010. Under the primary credit agreement, the Company, American Standard Inc., and ASIl guarantee the debt obligations. The primary bank credit agreement contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement.

At March 31, 2006, total indebtedness of the Company was $1,795.1 million. The Company had remaining borrowing capacity under its primary bank credit agreement at March 31, 2006 of $612.5 million after reduction for borrowings of $350.0 million and $37.5 million of outstanding letters of credit. In addition, the Company had $222.0 million available at March 31, 2006 under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $113.3 million as of March 31, 2006.

On February 27, 2006, American Standard Inc. executed a $50 million, 364 day U.S. dollar credit agreement. The Company and ASIl guarantee obligations under the agreement. The amount outstanding under this facility at March 31, 2006 was $25 million. Debt outstanding under this agreement was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew it or refinance it.

In addition, a subsidiary of the Company has entered into a $40 million ($48.7 million at March 31, 2006 exchange rates) Euro Dollar 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of March 31, 2006, there was no utilization under this agreement. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. Borrowings under this facility are expected to be primarily in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII.

On June 1, 2006 the 7.125% Euro senior notes currently outstanding are due and payable. The Company intends to repay this debt with borrowings from its primary bank credit agreement and therefore these notes have been classified as long term.

Consistent with prior quarters, at March 31, 2006, the Company was restricted from remitting approximately $53.7 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

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

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. These facilities are subject to annual renewals. The facility in Europe was renewed in May 2005. The Company renewed the U.S. facility prior to its scheduled expiration on September 7, 2005. The European facility will require renewal in May 2006 and the U.S. facility in September 2006. The Company has the ability to renew these facilities and intends to renew them upon their expiration. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $71.9 million extending from 2006 to 2022, under long-term service and maintenance contracts related to its Air Conditioning Systems and Services business. Through March 31, 2006 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

Aggregate Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases, purchase obligations, unfunded pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations in our 2005 Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2005.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2006.

Stock-Based Compensation - The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123r”), Share Based Payments on January 1, 2006. FAS 123r requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The Company has reviewed each of these assumptions carefully and based on the analysis discussed in Note 5 of Notes to Financial Statements determined its best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of the Company’s common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of the Company’s stock. An increase in the volatility of the Company’s stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no significant changes since December 31, 2005 except for the proceedings associated with the French Competition Council’s Claims against the Company as discussed below.

The French Competition Council’s Competition Claims

As previously reported, on February 16, 2005, the French Competition Council issued a statement of objections (“notification de griefs”) addressed to more than 100 separate enterprises, including a Bath and Kitchen subsidiary of the Company, and to various trade associations and purchasing organizations active in the sanitary, heating, air-conditioning and canalization equipment and installation sectors. The addressees of the statement of objections are alleged to have restricted the distribution of products to large “do-it-yourself” retailers and to small installer cooperatives in France in the period 1993 through 1998 in violation of French and European Union competition regulations. On March 9, 2006, the French Competition Council dismissed all allegations against the Company’s Bath and Kitchen subsidiary, imposing no fine.

See also Note 6 of Notes to Financial Statements for additional discussion of legal proceedings.

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On December 8, 2005, the Company’s Board of Directors approved $500 million to purchase shares of the Company’s common stock in the open market. As of March 31, 2006, the unexpended authorization on the current program totaled $285.4 million. A summary of the repurchase activity for the first three months of 2006 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	887,100		$38.83	887,100	$428,005,297
February 1-February 28	2,299,650		$38.88	2,299,650	$338,603,129
March 1-March 31	1,304,400		$40.82	1,304,400	$285,354,303

Total first quarter	4,491,150	(b)	$39.43	4,491,150

(a)	As of December 31, 2005, the Company had one unexpended authorization by the Board of Directors under its share repurchase program. The authorization by the Board of Directors on December 8, 2005 approved the purchase of shares in an amount not to exceed $500,000,000 with no expiration date. The unexpended balance of $462,451,970 under that authorization as of December 31, 2005 was used to repurchase shares in the first quarter of 2006 and will continue to be used to repurchase shares for the remainder of 2006.
(b)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

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

April 26, 2006

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