Form 10-Q
period 2006-06-30
AMERICAN STANDARD COMPANIES INC
filed 2006-07-25
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 24, 2006	200,560,282 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. “American Standard” or “the Company” refers to the Company, or to the Company and American Standard Inc. and ASII, including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$2,990.7	$2,755.1	$5,542.7	$5,095.3

Cost and expenses
Cost of sales	2,166.0	1,990.6	4,058.9	3,715.6
Selling and administrative expenses	531.0	487.2	1,033.4	942.5
Other (income)/expense	(2.1)	(4.3)	3.2	(1.1)
Interest expense	31.4	30.6	61.9	60.2

	2,726.3	2,504.1	5,157.4	4,717.2

Income before income taxes	264.4	251.0	385.3	378.1
Income taxes	72.7	43.1	109.5	45.3

Net income applicable to common shares	$191.7	$207.9	$275.8	$332.8

Net income per share
Basic	$0.95	$0.98	$1.35	$1.56

Diluted	$0.93	$0.95	$1.32	$1.52

Cash dividends per share of common stock	$0.18	$0.15	$0.36	$0.30

Average common shares outstanding
Basic	202,375,303	212,031,814	203,718,650	213,026,692
Diluted	207,083,268	217,858,345	208,221,087	218,956,273

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$233.1	$390.7
Accounts receivable, less allowance for doubtful accounts: June 2006 - $51.4; Dec. 2005 - $46.9	1,472.6	1,161.3
Inventories:
Finished products	763.0	659.8
Products in process	248.6	228.2
Raw materials	232.0	190.2
Future income tax benefits	94.3	99.3
Retained interest in securitization program	257.1	208.4
Other current assets	164.2	128.3

Total current assets	3,464.9	3,066.2

Facilities, less accumulated depreciation: June 2006 - $1,183.5; Dec. 2005 - $1,101.9	1,636.4	1,616.2
Goodwill	1,212.0	1,158.9
Capitalized software costs, less accumulated amortization: June 2006 - $362.2; Dec. 2005 - $321.8	191.1	200.6
Debt issuance costs, net of accumulated amortization: June 2006 - $35.8; Dec. 2005 - $33.1	11.4	13.9
Long-term asbestos receivable	384.1	384.0
Long-term future income tax benefits	93.5	93.5
Investment in associated companies	110.1	98.2
Other assets	253.4	236.3

Total assets	$7,356.9	$6,867.8

Current liabilities:
Loans payable to banks	$136.7	$17.5
Current maturities of long-term debt	3.5	2.6
Accounts payable	1,016.8	844.5
Accrued payrolls	380.3	339.5
Current portion of warranties	198.7	181.9
Taxes on income	93.2	91.8
Other accrued liabilities	832.2	751.1

Total current liabilities	2,661.4	2,228.9

Long-term debt	1,756.3	1,676.1
Post-retirement benefits	621.0	631.6
Long-term portion of asbestos liability	667.7	673.0
Warranties	262.7	246.7
Deferred tax liabilities	136.5	131.1
Other liabilities	346.4	357.9

Total liabilities	6,452.0	5,945.3

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,771,098 in 2006; 251,769,794 in 2005; and shares outstanding: 200,461,408 in 2006; 206,741,396 in 2005	2.5	2.5
Capital surplus	869.9	834.4
Treasury stock, at cost: 51,309,690 shares in 2006; 45,028,398 shares in 2005	(1,478.6)	(1,181.4)
Retained Earnings	1,779.0	1,576.5
Accumulated other comprehensive income:
Foreign currency translation effects	(178.2)	(212.6)
Deferred gain on hedge contracts, net of tax	31.3	20.9
Minimum pension liability adjustment, net of tax	(121.0)	(117.8)

Total shareholders’ equity	904.9	922.5

Total liabilities and shareholders’ equity	$7,356.9	$6,867.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2006	2005
Cash provided by:
Operating activities:
Net income	$275.8	$332.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93.9	90.2
Amortization of capitalized software and other intangibles	42.4	43.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	(10.0)	(13.7)
Non-cash stock compensation	50.5	32.1
Gain on sale of property, plant, & equipment	(4.6)	(5.7)
Changes in assets and liabilities:
Proceeds from initial sale of receivables, net	25.0	—
Accounts receivable	(305.1)	(209.7)
Inventories	(140.7)	(99.3)
Accounts payable	157.3	109.0
Other accrued liabilities and taxes	102.6	77.2
Post-retirement benefits	(36.5)	20.8
Net asbestos indemnity liability	(5.4)	(3.6)
Other current and long-term assets	(94.7)	(74.3)
Other long-term liabilities	2.7	(21.2)

Net cash provided by operating activities	153.2	277.8

Investing activities:
Purchases of property, plant and equipment	(87.3)	(118.9)
Investments in affiliated companies and other businesses	–	(12.9)
Investments in capitalized software	(19.0)	(23.3)
Proceeds from repayment of loan to unconsolidated joint venture, net	2.9	4.0
Proceeds from sales of property, plant and equipment	15.2	22.3

Net cash used by investing activities	(88.2)	(128.8)

Financing activities:
Proceeds from issuance of long-term debt	11.5	200.6
Repayments of long-term debt	(310.9)	(208.8)
Net change in revolving credit facilities	334.8	220.6
Net change in other short-term debt	118.8	(5.6)
Purchases of treasury stock	(349.4)	(264.2)
Dividend payments	(73.1)	(63.8)
Proceeds from exercise of stock options	25.5	21.8
Proceeds from settlement of foreign exchange forward contracts	1.4	(1.5)
Other	12.9	4.5

Net cash used by financing activities	(228.5)	(96.4)

Effect of exchange rate changes on cash and cash equivalents	5.9	(4.8)

Net (decrease)/increase in cash and cash equivalents	(157.6)	47.8
Cash and cash equivalents at beginning of period	390.7	229.4

Cash and cash equivalents at end of period	$233.1	$277.2

Cash interest paid	$59.6	$56.5
Cash taxes paid	$99.7	$65.4

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2005, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first half of 2006.

Note 2. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$191.7	$207.9	$275.8	$332.8
Foreign currency translation effects	16.7	(40.0)	34.4	(83.2)
Deferred gain/(loss) on hedge contracts, net of tax	(0.4)	(7.7)	10.4	(6.8)
Minimum pension liability adjustment, net of tax	(2.4)	3.5	(3.2)	6.2

Total comprehensive income	$205.6	$163.7	$317.4	$249.0

Note 3. Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended June 30, 2006 and 2005 included 4,707,965 and 5,826,531 weighted average incremental shares, respectively, for the assumed exercise of stock options; the six-month periods ended June 30, 2006 and 2005 included 4,502,437 and 5,929,581 weighted average incremental shares, respectively. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended June 30, 2006 and 2005 excluded 1,587,706 and 831,874 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. The six month periods ended June 30, 2006 and 2005 excluded 2,051,929 and 437,203 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three and six month periods ended June 30, 2006 and 2005, respectively.

Note 4. Capital Stock

On June 20, 2006 a dividend of $0.18 per share of common stock was paid to shareholders of record as of June 1, 2006, totaling $36.3 million. On March 20, 2006 a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2006 totaling $36.8 million. On July 7, 2006, the Board of Directors approved the payment of a dividend of $0.18 per share of common stock to be paid on September 20, 2006, to shareholders of record on September 1, 2006.

Following is a summary of net shares outstanding and shares issued or reacquired during the first and second quarters of 2006.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2005	251,769,794	(45,028,398)	206,741,396

Shares issued upon exercise of stock options	502	428,312	428,814
Stock purchased for treasury	—	(4,491,150)	(4,491,150)
Shares issued to ESOP	—	463,275	463,275
Shares issued to ESPP	—	60,320	60,320
Other shares issued, net	—	25,586	25,586

Balance, March 31, 2006	251,770,296	(48,542,055)	203,228,241

Shares issued upon exercise of stock options	802	887,080	887,882
Stock purchased for treasury	—	(4,135,150)	(4,135,150)
Shares issued to ESOP	—	385,744	385,744
Shares issued to ESPP	—	81,522	81,522
Other shares issued, net	—	13,169	13,169

Balance, June 30, 2006	251,771,098	(51,309,690)	200,461,408

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. The primary objective of the Company’s share repurchase program is to provide a return to investors and to a lesser extent to satisfy stock option exercises. At June 30, 2006, the Company had an unexpended balance of $108.5 million available to repurchase shares under an authorization by the Board of Directors.

Note 5. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income, the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on either estimated fair values or actual fair values in the case of restricted stock and restricted stock unit grants. The Company adopted FAS 123R using the modified prospective approach. Under the modified prospective approach, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006 as well as the cost of awards granted after January 1, 2006. Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for substantially all options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the grant date and the ESPP plan was deemed noncompensatory. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company considered the provisions of SAB 107 when it adopted FAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements.

The Company recognizes compensation cost for each share-based payment award over the requisite service period of the award. Compensation cost is measured on the grant date of the award, which is the date the Company’s Board of Directors approves the granting of the award. Compensation cost on discounts associated with ESPP purchases is recognized on the date that shares are purchased. The accompanying consolidated statements of income for the three months and six months ended June 30, 2006 include $7.5 million and $15.7 million of stock based compensation expense, respectively. The estimated tax benefit associated with this expense was $2.3 million and $4.8 million for the three and six month periods ended June 30, 2006, respectively. Prior period consolidated statements of income have not been restated. To measure the fair value of stock option awards, the Company utilizes the Black-Scholes option valuation method. To measure the fair value of restricted stock unit grants, the Company uses the fair market value of the Company’s stock on the grant date. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the options term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of awards it believes will ultimately vest, which includes an estimate of the number of awards expected to be forfeited. The estimated fair value of the award is recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

The Company issues stock options to employees in key positions who have the ability to impact business performance over time. The Company believes stock option awards promote the long-term success of the Company by aligning the interests of our leaders and other key employees with the interests of our shareholders. In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000, of which no more than 2,475,000 may be used for awards other than stock options or SARs. At June 30, 2006, options to purchase a total of 9,452,300 shares were outstanding and there were 5,580,327 shares available for grant under the 2002 Omnibus Plan. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At June 30, 2006, options to purchase a total of 9,287,506 shares were outstanding under the 1995 Stock Plan. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years.

In 1997, shareholders approved the establishment of the ESPP commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter.

On February 1, 2006, the Company issued 52,473 shares of restricted stock (“RS”) to certain employees. A summary of stock option and RS activity and related information for the six months ended June 30, 2006 and year ended December 31, 2005 is as follows:

	Stock Options			Restricted Stock
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants	Shares Underlying Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2004	17,665,563	20.67		249,999
Granted	2,599,225	43.35	$10.09	—
Exercised(options)/Vested(RS’s)	(1,884,882)	18.96		(249,999)
Forfeited	(516,518)	32.35		—

Outstanding December 31, 2005	17,863,388	23.82		—
Granted	2,392,850	37.02	$9.70	52,473	$36.87
Exercised(options)/Vested(RS’s)	(1,316,696)	19.39		—
Forfeited	(199,736)	37.20		—

Outstanding June 30, 2006	18,739,806	25.67		52,473

Exercisable at end of period:
Year ended December 31, 2005	10,178,830
Six months ended June 30, 2006	11,590,970

The total aggregate intrinsic value of awards outstanding as of June 30, 2006 is $329.8 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 30, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of June 30, 2006 is 6.2 years. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $31.7 million and the total fair value of shares vested during the same period was $23.6 million. In addition, the Company recognized an actual tax benefit of $8.2 million and $10.4 million on options exercised during the three and six month periods ended June 30, 2006. The 7,148,836 of nonvested options as of June 30, 2006 will result in the recognition of $42.2 million of compensation cost. This cost will be recognized over the weighted average period of 1.49 years.

The following table summarizes the significant assumptions used during the three and six months periods ended June 30, 2006.

Assumption	Three months ended June 30, 2006	Six Months Ended June 30, 2006
Weighted average grant date fair value	$11.03	$9.70
Risk-free interest rate	4.72%	4.51%
Expected volatility	26.0%	26.0%
Expected holding period	5 years	5 years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	1.64%	1.61%

The weighted average grant date fair value was calculated under the Black-Scholes option- pricing model. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The Company reviewed the historic volatility of its common stock over 12-month, 5-year and 10-year periods, and the implied volatility for at the money options to purchase shares of the Company’s common stock. Based on this data, the Company chose to use the average of the 5-year historical volatility of the Company’s common stock and the average implied volatility of at the money options. The 5-year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options from 1995 through 2005, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non officers. The results of the analysis support one expected term for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on the Company’s expected dividend rate.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three months and six months ended June 30, 2005 (dollars in millions except per share data).

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$207.9	$332.8
Deduct: Total stock-based compensation expense, net of tax, determined under fair value method for all stock option awards and discounts under ESPP	5.0	10.2

Pro forma net income	$202.9	$322.6

Earnings per share:
Basic–as reported	$.98	$1.56

Basic–pro forma	$.96	$1.51

Diluted–as reported	$.95	$1.52

Diluted–pro forma	$.93	$1.48

The weighted average fair value per option for grants made during the three and six months ended June 30, 2005 was $9.78 and $10.14, respectively. The fair value of the stock options in 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.66% and 3.74% for the three and six months ended June 30, 2005; volatility of 22.0% and 23.0% for the three and six months ended June 30, 2005, respectively; an expected average life of 5 years for the three and six months ended June 30, 2005; and a dividend yield of 1.29% and 1.38% for the three and six months ended June 30, 2005.

Note 6. Warranties, Guarantees, Commitments and Contingencies

Warranties

Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which they are sold. Limited warranties cover the equipment, parts and, in limited circumstances labor necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain bath and kitchen faucets and residential furnace heat exchangers. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and was $11.3 million and $11.1 million for the three months ended June 30, 2006 and 2005, respectively, and $20.7 million and $19.6 million for the six-months ended June 30, 2006 and 2005, respectively. Total warranty expense was $63.9 million and $48.9 million for the three months ended June 30, 2006 and 2005, respectively, and $103.2 million and $96.1 million for the six-month periods then ended, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2006 and 2005 (dollars in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$436.2	$408.9	$428.6	$397.5
Warranty costs accrued	55.1	39.2	85.9	78.6
Deferred income on extended warranty contracts sold	24.8	18.1	41.4	36.5
Warranty claims settled	(39.6)	(36.9)	(68.2)	(72.2)
Amortization of deferred income on extended warranty contracts	(15.0)	(13.9)	(27.1)	(25.2)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	(0.1)	(5.1)	0.8	(4.9)

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	461.4	410.3	461.4	410.3
Current portion included in current liabilities	(198.7)	(168.9)	(198.7)	(168.9)

Long-term warranty liability	$262.7	$241.4	$262.7	$241.4

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $74.2 million as of June 30, 2006, extending from 2006 to 2022, under long-

term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2006 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including $38.0 million of Euro-denominated Senior Bonds (at June 30, 2006 exchange rates). The Company, American Standard Inc., and ASII guarantee obligations under the primary bank credit agreement. See Note 11 of Notes to Financial Statements.

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

Income Tax Provision

The income tax provision for the second quarter of 2006 was $72.7 million, or 27.5% of pre-tax income, compared with a provision of $43.1 million, or 17.2% of pre-tax income in the second quarter of 2005. The second quarter of 2006 tax provision reflected $9 million of benefits primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the United States as compared to $36.4 million of benefits in 2005 primarily associated with the resolution of tax audits. The tax provision for the first six-months of 2006 was $109.5 million, or 28.4% of pre-tax income, compared with a provision of $45.3 million or 12.0% of pre-tax income for the six-months ended June 30, 2005. The effective income tax rate for the first six-months of 2006 included the $9 million of tax benefits referred to above as compared to $75.4 million of tax benefits in the first six months of 2005 associated with the resolution of tax audits, tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years.

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

Also in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated, and in June 2005 the plaintiff’s filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On July 19, 2006, the trial judge dismissed the complaint against the Company, but granted the plaintiffs 30 days to file an amended complaint. The California cases have been consolidated in the San Francisco Superior Court and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identifies a somewhat different group of alleged co-conspirator co-defendants and purports to add a new and significantly larger class of plaintiffs. The Company removed the consolidated California action to the United States District Court for the Northern District of California on January 3, 2006. The court granted plaintiffs’ motion to remand the action back to San Francisco Superior Court on March 3, 2006. None of these civil suits specify the amount of damages claimed. The Company believes that these lawsuits are the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously. While the Company cannot predict the outcome of these matters with certainty, the Company believes that the resolution of these civil lawsuits against the Bath and Kitchen business will not, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

In February 2005, the French Competition Council issued a statement of objections (“notifications de griefs”) addressed to more than 100 separate enterprises, including the French subsidiary of the Company’s Bath and Kitchen business, alleging that the addressees illegally restricted the distribution of certain bath and kitchen and other products in violation of French and European Union competition regulations. On March 9, 2006, the French Competition Council dismissed all allegations against the Company’s Bath and Kitchen subsidiary, imposing no fine.

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

At June 30, 2006 and December 31, 2005 the total asbestos liability was estimated at $680.7 million and $686.0 million, respectively. The asbestos indemnity liability decreased by $5.3 million during the first six months of 2006 due to claims payments made during the first half of the year. The asbestos indemnity liability decreased by $13.4 million in 2005, from $699.4 million as of December 31, 2004 to $686.0 million as of December 31, 2005. This decrease was due to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to June 30, 2006, the Company has resolved 50,669 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $69.7 million, for an average payment per resolved claim of $1,376. The average payment per claim resolved during the six months ended June 30, 2006 and the year ended December 31, 2005 was $519 and $1,026, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Six months ended June 30, 2006	Year ended 2005	Cumulative Total
Open Claims – January 1,	122,331	123,684	N/A
New claims filed	2,327	10,939	168,607
Claims settled	(263)	(936)	(9,324)
Claims dismissed	(9,726)	(11,355)	(41,345)
Inactive claims	0	(1)	(3,269)

Open Claims – June 30,	114,669

Open Claims – December 31,		122,331	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation have engaged in several mediation sessions since January 18, 2006. On May 15, 2006, the Court issued an order extending discovery through December 8, 2006.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 95% of the recorded receivable. The remaining 5% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected, including amounts from Equitas which remain in a trust.

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

At June 30, 2006 and December 31, 2005 the asbestos receivable was $390.1 million and $390.0 million, respectively. During the first six months of 2006, the Company’s asbestos receivable remained relatively flat. During the six month period the Company had received cash from insurance companies of $8.5 million, offset by the recoverable portion of incurred legal expenses and refinements to settlements of $8.6 million. The Company’s asbestos insurance receivable decreased from $405.6 million as of December 31, 2004 to $390.0 million as of December 31, 2005. The reduction was primarily the result of cash received from insurance companies of $23.7 million and refinements to solvency rates and settlements of $20.4 million. This reduction was partially offset by refinements to other data, including claims data, and policy information of $20.5 million and the recoverable portion of incurred legal expenses of $8.0 million.

As referenced above, in February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. Through June 30, 2006, $16.2 million of this amount was received by the Company to cover asbestos and environmental costs, and $68.3 million remains in a trust expiring January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust will be disbursed to Equitas minus some allowance to the Company for claim settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

Critical Accounting Assumptions

The amounts recorded by the Company for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts and strategy. The Company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues among insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of the state or federal tort reform legislation. The Company reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos-related liability and the related insurance receivables. The Company may also adjust these estimates based upon the outcome of court-ordered mediation referenced above and/or expected settlement discussions.

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

Note 7. Debt

On June 1, 2006, the 7.125% Euro senior notes became due and payable. The Company repaid this debt with borrowings from its primary bank credit agreement.

From February 27 through July 18, 2006, American Standard Inc. executed 364 day U.S. dollar credit agreements with banking institutions totaling $150 million. The Company and ASIl guarantee obligations under the agreements. The total amount outstanding as of June 30, 2006 was $100 million. Debt outstanding under the agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew it or refinance them.

In addition, a subsidiary of the Company has entered into a 40 million ($50.7 million at June 30, 2006 exchange rates) Euro Dollar 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of June 30, 2006, there was no utilization under this agreement. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. The amount outstanding under this facility at June 30, 2006 was $36 million. Borrowings under this facility are primarily in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII.

Note 8. Effect of Recently Issued Accounting Standards

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the provisions of FIN 48 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Note 9. Operational Consolidation Expenses

During 2005 and 2006 the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions, severance, asset impairments and similar expenses as more fully described below. The Company expects to complete these plans by the end of 2007.

During the second quarter of 2006, the Company recorded $14.9 million of operational consolidation expenses of which $0.7 million was included in cost of sales and $14.2 million was included in selling and administrative expenses. Included in the $14.9 million was $14.8 million related to 2006 programs and $1.7 million related to programs that were initiated prior to 2006. This was partially offset by a reversal of operational consolidation expenses of $1.6 million pertaining to 2005 plans. This compares to $24.1 million of expenses incurred during the second quarter of 2005. During the first six months of 2006, the Company recorded $23.0 million of operational consolidation expenses, $2.9 million was included in cost of sales and $20.1 million was included in selling and administrative expenses. Of this amount, $19.7 million related to 2006 programs and a net $3.3 million related to programs that were initiated prior to 2006. The Company incurred $44.5 million of operational consolidation expenses during the first six months of 2005.

The following is a summary of the operational consolidation programs outstanding as of June 30, 2006.

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2006 Operational Consolidation Programs
Charges during the first six months of 2006	$15.7	$1.7	$2.3	$19.7
Payments during the first six months of 2006	(5.2)	—	(0.2)	(5.4)
Reversals during the first six months of 2006	(0.1)	—	0.1	—
Non-cash write-offs during the first six months of 2006	—	(1.5)	—	(1.5)

Balance as of June 30, 2006	$10.4	$0.2	$2.2	$12.8

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2005 Operational Consolidation Programs
Balance as of December 31, 2005	$14.4	$0.8	$1.4	$16.6
Charges during the first six months of 2006	2.6	1.0	0.8	4.4
Payments during the first six months of 2006	(10.1)	—	(0.8)	(10.9)
Non-cash write-offs during the first six months of 2006	—	(1.4)	—	(1.4)
Reversals during the first six months of 2006	(1.6)	—	—	(1.6)

Balance as of June 30, 2006	$5.3	$0.4	$1.4	$7.1

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2004 Operational Consolidation Programs
Balance as of December 31, 2005	$2.0	$—	$1.7	$3.7
Charges during the first six months of 2006	0.4	—	0.1	0.5
Payments during the first six months of 2006	(1.2)	—	(0.3)	(1.5)
Reversals during the first six months of 2006	—	—	—	—

Balance as of June 30, 2006	$1.2	$—	$1.5	$2.7

Total Balance as of June 30, 2006	$16.9	$0.6	$5.1	$22.6

Air Conditioning Systems and Services recorded a net benefit of $0.9 million of operational consolidation expenses during the second quarter of 2006. The amount includes a reversal of $1.6 million, which primarily relates to over estimated severance costs with respect to prior period plans. This was partially offset by a charge of $0.7 million relating to the consolidation of administrative functions. Air Conditioning Systems and Services recorded a $0.4 million net benefit during the six-months ended June 30, 2006 and expended $1.2 million of cash on operational consolidation activities. The charges recognized during the first six months of 2006 relate primarily to the consolidation of administrative functions. Air Conditioning Systems and Services recognized $8.8 million of operational consolidation expenses during the second quarter of 2005 and $21.6 million of operational consolidation expenses during the first six months of 2005. Air Conditioning Systems and Services expects to incur an additional $0.6 million during 2006 to complete the 2006 and 2005 plans outstanding as of June 30, 2006.

Bath and Kitchen incurred $14.0 million of operational consolidation expenses during the second quarter of 2006 of which $12.6 million related to 2006 plans and $1.4 million related to 2005 plans and expended $6.3 million of cash on operational consolidation activities in the second quarter on 2006 and 2005 programs. The second quarter charge includes $10.8 million associated with severance related to plans initiated in the second quarter of 2006 to consolidate some new product development, supply chain, finance and administrative activities in its European Bath and Kitchen operations. The remainder of the second quarter charge is associated with a plant closure in Asia and severance in Europe. Bath and Kitchen incurred $20.0 million of operational consolidation expenses during the six-months ended June 30, 2006 and expended $15.4 million of cash on operational consolidation activities. Of this amount, $15.6 million was associated with 2006 programs and $4.4 million was associated with 2005 programs and the charge includes $16.8 million associated with severance and termination payments, approximately $2.3 million of asset impairments and $0.9 million of other related costs. Bath and Kitchen incurred $12.0 million of operational consolidation expenses during the second quarter of 2005 and $15.9 million of operational consolidation expenses during the first six months of 2005. Bath and Kitchen expects to incur an additional $12.8 million during 2006 and the first half of 2007 to complete the outstanding programs as of June 30, 2006.

As part of an effort to remain cost competitive, optimize its manufacturing capabilities and continue to rebuild the profitability of the Bath and Kitchen business, the Company announced on July 19, 2006, a consolidation of its ceramics manufacturing operations in the United Kingdom. The Company will discontinue the production of ceramics at its Hull location and relocate all of these products to more cost-effective locations. This action will result in charges amounting to approximately $15 million in the second half of 2006, including approximately $9 million for job-elimination expenses related to about 235 employees, and approximately $6 million of other exit related costs. The Company estimates that the foregoing charges will result in approximately $8 million of cash expenditures, the majority of which are expected to be paid in 2006. The Company expects the relocation of production and related job eliminations to be completed by the end of 2006.

The Vehicle Control Systems business incurred $1.4 million of operational consolidation expenses during the second quarter of 2006 of which $1.1 million is primarily associated with severance relating to 2006 plans and $0.3 million pertaining to prior period plans. The majority of the 2006 plan is associated with administrative functions. Vehicle Control Systems expended $0.8 million of cash on operational consolidation activities in the second quarter of 2006. Vehicle Control Systems incurred $2.9 million of operational consolidation expenses during the six months ended June 30, 2006 and expended $1.0 million of cash. Of this charge, $2.4 million related to 2006 plans and $0.5 million related to prior period plans, all related to severance. Vehicle Control Systems incurred $3.3 million of operational consolidation expenses during the second quarter of 2005 and $7.0 million during the first six months of 2005. Vehicle Control Systems expects to incur $3.8 million during the remainder of 2006 to complete the plans outstanding as of June 30, 2006.

The Company expects that essentially all of the $22.6 million balance as of June 30, 2006 will be utilized by the end of 2007.

During 2005 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2005. The total cost of the 2005 actions was $69.2 million and included the elimination of 1,108 jobs.

Note 10. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and six months ended June 30, 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2006	2005	2005	2006	2006	2005	2005
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$10.4	$1.9	$16.4	$2.2	$25.4	$4.0	$30.2	$4.4
Interest cost on the projected benefit obligation	21.4	4.3	20.1	4.4	41.3	8.7	40.5	8.8
Less assumed return on plan assets	(21.8)	—	(17.9)	—	(42.8)	—	(36.4)	—
Amortization of prior service cost	1.8	(1.1)	1.5	(1.1)	3.6	(2.4)	3.1	(2.2)
Amortization of net loss	5.3	1.7	3.1	1.7	9.1	3.3	6.4	3.4

Defined benefit plan cost	17.1	6.8	23.2	7.2	36.6	13.6	43.8	14.4
Curtailment gain	—	—	—	—	—	—	—	(0.1)

Net defined benefit cost after curtailment gain	$17.1	$6.8	$23.2	$7.2	$36.6	$13.6	$43.8	$14.3

Accretion expense reflected in “Other expense (income)”	$(0.3)	$4.3	$2.1	$4.4	$(1.4)	$8.7	$4.1	$8.8

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $56.0 million to the domestic pension plans and $23 million to non-U.S. plans in 2006. In the second quarter of 2006, $1.1 million was contributed to domestic plans and $5.2 million was contributed to foreign plans. For the six months ended June 30, 2006, $10.4 million was contributed to non U.S. plans and $51.7 million was contributed to domestic plans.

Note 11. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2006 (dollars in millions):

Segment	December 31, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	June 30, 2006
Air Conditioning Systems and Services	$305.1	$—	$—	$1.0	$306.1
Bath and Kitchen	542.1	—	—	31.9	574.0
Vehicle Control Systems	311.7	—	—	20.2	331.9

Total	$1,158.9	$—	$—	$53.1	$1,212.0

The following table summarizes the Company’s intangible assets by asset classification as of June 30, 2006 and December 31, 2005:

Description	June 30, 2006 Gross Amount	June 30, 2006 Accumulated Amortization	June 30, 2006 Net	Expected Amortization for the Next 5 Years
Patents	$7.6	$(7.0)	$0.6	$(0.7)
Trademarks	7.9	(2.2)	5.7	(2.0)
Customer lists	2.5	(0.6)	1.9	(0.9)
Covenant not to compete	1.2	(1.1)	0.1	(0.3)
Other	2.7	(2.0)	0.7	(0.6)

Total	$21.9	$(12.9)	$9.0	$(4.5)

Description	December 31, 2005 Gross Amount	December 31, 2005 Accumulated Amortization	December 31, 2005 Net
Patents	$7.7	$(6.9)	$0.8
Trademarks	7.9	(1.8)	6.1
Customer lists	2.2	(0.3)	1.9
Covenant not to compete	1.3	(1.0)	0.3
Other	1.8	(1.6)	0.2

Total	$20.9	$(11.6)	$9.3

The Company recognized $0.3 million and $0.1 million of amortization expense related to intangible assets during the second quarter of 2006 and 2005, respectively. The Company recognized $0.8 million and $0.7 million of amortization expense during the first half of 2006 and 2005, respectively.

Note 12. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three and six months ended June 30, 2006 and 2005, unaudited statements of cash flows for the six months ended June 30, 2006 and 2005, and unaudited balance sheets as of June 30, 2006 and December 31, 2005 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI , ASII and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Sales	$—	$1,587.0	$1,500.8	$3.9	$(101.0)	$2,990.7

Costs and expenses and other expense:
Cost of sales	—	1,106.5	1,155.1	4.8	(100.4)	2,166.0
Selling and administrative expenses	—	293.1	238.9	—	(1.0)	531.0
Other (income)/expense	—	10.1	(10.5)	(2.1)	0.4	(2.1)
Interest expense	—	27.1	4.3	—	—	31.4
Intercompany interest expense (income)	—	12.5	(12.5)	—	—	—

Total expenses	—	1,449.3	1,375.3	2.7	(101.0)	2,726.3

Income before income taxes and equity in net income of consolidated subsidiaries	—	137.7	125.5	1.2	—	264.4
Income taxes	—	34.6	36.8	1.3	—	72.7

Income/(loss) before equity in net income of consolidated subsidiaries	—	103.1	88.7	(0.1)	—	191.7
Equity in net income of consolidated subsidiaries	191.7	—	—	—	(191.7)	—

Net income/(loss)	$191.7	$103.1	$88.7	$(0.1)	$(191.7)	$191.7

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Sales	$—	$2,909.0	$2,822.0	$7.8	$(196.1)	$5,542.7

Costs and expenses and other expense:

Cost of sales	—	2,075.4	2,170.3	8.6	(195.4)	4,058.9
Selling and administrative expenses	—	581.5	453.9	0.1	(2.1)	1,033.4
Other (income) expense	—	3.2	3.1	(4.5)	1.4	3.2
Interest expense	—	53.0	8.9	—	—	61.9
Intercompany interest expense (income)	—	24.6	(24.6)	—	—	—

Total expenses	—	2,737.7	2,611.6	4.2	(196.1)	5,157.4

Income before income taxes and equity in net income of consolidated subsidiaries	—	171.3	210.4	3.6	—	385.3
Income taxes	—	47.7	60.5	1.3	—	109.5

Income before equity in net income of consolidated subsidiaries	—	123.6	149.9	2.3	—	275.8
Equity in net income of consolidated subsidiaries	275.8	—	—	—	(275.8)	—

Net income/(loss)	$275.8	$123.6	$149.9	$2.3	$(275.8)	$275.8

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.9	$(13.2)	$242.1	$3.3	$—	$233.1
Accounts receivable, net	—	634.0	803.8	34.8	—	1,472.6
Inventories	—	576.4	667.2	—	—	1,243.6
Other current assets	—	303.2	200.1	12.3	—	515.6

Total current assets	0.9	1,500.4	1,913.2	50.4	—	3,464.9
Facilities, net	—	641.3	995.1	—	—	1,636.4
Goodwill, net	—	178.0	1,034.0	—	—	1,212.0
Investment in subsidiaries	2,830.5	—	—	—	(2,830.5)	—
Long-term asbestos receivable	—	384.1	—	—	—	384.1
Other assets	—	484.0	165.7	9.8	—	659.5

Total assets	$2,831.4	$3,187.8	$4,108.0	$60.2	$(2,830.5)	$7,356.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$108.1	$28.6	$—	$—	$136.7
Current maturities of long-term debt	—	1.4	2.1	—	—	3.5
Other current liabilities	—	939.8	1,569.1	12.3	—	2,521.2

Total current liabilities	—	1,049.3	1,599.8	12.3	—	2,661.4
Long-term debt	—	1,434.9	321.4	—	—	1,756.3
Reserve for post-retirement benefits	—	216.3	404.7		—	621.0
Intercompany accounts, net	1,926.5	(17.0)	(1,749.5)	(160.0)	—	—
Long-term portion of asbestos liability	—	667.7	—	—	—	667.7
Other long-term liabilities	—	360.3	202.9	182.4	—	745.6

Total liabilities	1,926.5	3,711.5	779.3	34.7	—	6,452.0

Total shareholders’ equity (deficit)	904.9	(523.7)	3,328.7	25.5	(2,830.5)	904.9

Total liabilities and shareholders’ equity (deficit)	$2,831.4	$3,187.8	$4,108.0	$60.2	$(2,830.5)	$7,356.9

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Cash provided (used) by:
Operating activities:
Net income	$275.8	$123.6	$149.9	$2.3	$(275.8)	$275.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	50.6	85.7	—	—	136.3
Equity in earnings of affiliates, net of dividends received	—	—	(10.0)	—	—	(10.0)
Non-cash stock compensation	—	50.5	—	—	—	50.5
(Gain)/loss on sale of property and equipment	—	1.0	(5.6)	—	—	(4.6)
Equity in net income of subsidiary	(275.8)	—	—	—	275.8	—
Changes in assets and liabilities:
Proceeds from initial sale of receivables, net	—	25.0	—	—	—	25.0
Accounts receivable	—	(121.7)	(171.6)	(11.8)	—	(305.1)
Inventories	—	(63.6)	(77.1)	—	—	(140.7)
Accounts payable	—	59.9	97.4	—	—	157.3
Other accrued liabilities	—	3.8	103.2	(4.4)	—	102.6
Post-retirement benefits	—	(38.7)	2.2	—	—	(36.5)
Asbestos receivable/liability, net	—	(5.4)	—	—	—	(5.4)
Other long-term liabilities	—	17.9	(20.6)	5.4	—	2.7
Other assets	—	(74.1)	(28.0)	7.4	—	(94.7)

Net cash (used)/provided by operating activities	—	28.8	125.5	(1.1)	—	153.2

Investing activities:
Purchase of property, plant and equipment	—	(45.0)	(42.3)	—	—	(87.3)
Investments in affiliated companies	—	—	—	—	—	–
Investments in computer software	—	(12.9)	(6.1)	—	—	(19.0)
Loan to unconsolidated joint venture, net	—	2.9	—	—	—	2.9
Proceeds from the disposal of property/equipment	—	—	15.2	—	—	15.2

Net cash used by investing activities	—	(55.0)	(33.2)	—	—	(88.2)

Financing activities:
Proceeds from issuance of long-term debt	—	10.6	0.9	—	—	11.5
Repayments of long-term debt	—	(310.2)	(0.7)	—	—	(310.9)
Net change in revolving credit facility	—	428.9	(94.1)	—	—	334.8
Net change in other short-term debt	—	108.0	10.8	—	—	118.8
Purchases of treasury stock	(349.4)	—	—	—	—	(349.4)
Dividend payments	(73.1)	—	—	—	—	(73.1)
Net change in intercompany accounts	384.9	(367.4)	(19.3)	1.8	—	–
Proceeds from exercise of stock options	25.5	—	—	—	—	25.5
Proceeds from foreign exchange forward contracts	—	1.4	—	—	—	1.4
Other common stock issued or reacquired, net	12.9	—	—	—	—	12.9

Net cash (used)/provided by financing activities	0.8	(128.7)	(102.4)	1.8	—	(228.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.9	—	—	5.9

Net increase (decrease) in cash and cash equivalents	0.8	(154.9)	(4.2)	0.7	—	(157.6)
Cash and cash equivalents at beginning of year	0.1	141.7	246.3	2.6	—	390.7

Cash and cash equivalents at end of year	$0.9	$(13.2)	$242.1	$3.3	$—	$233.1

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Sales	$—	$1,434.0	$1,433.1	$3.2	$(115.2)	$2,755.1

Costs and expenses and other expense:
Cost of sales	—	1,012.3	1,089.3	3.9	(114.9)	1,990.6
Selling and administrative expenses	—	266.1	221.8	1.1	(1.8)	487.2
Other (income) expense	—	21.0	(24.4)	(2.4)	1.5	(4.3)
Interest expense	—	28.5	2.1	—	—	30.6
Intercompany interest expense (income)	—	4.1	(4.1)	—	—	—

Total expenses	—	1,332.0	1,284.7	2.6	(115.2)	2,504.1

Income before income taxes and equity in net income of consolidated subsidiaries	—	102.0	148.4	0.6	—	251.0
Income taxes	—	36.3	6.1	0.7	—	43.1

Income/(loss) before equity in net income of consolidated subsidiaries	—	65.7	142.3	(0.1)	—	207.9
Equity in net income of consolidated subsidiaries	207.9	—	—	—	(207.9)	—

Net income/(loss)	$207.9	$65.7	$142.3	$(0.1)	$(207.9)	$207.9

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Sales	$—	$2,572.6	$2,748.8	$6.4	$(232.5)	$5,095.3

Costs and expenses and other expense:
Cost of sales	—	1,846.2	2,094.5	7.0	(232.1)	3,715.6
Selling and administrative expenses	—	514.6	429.6	0.3	(2.0)	942.5
Other expense	—	45.4	(45.2)	(2.9)	1.6	(1.1)
Interest expense	—	55.9	4.3	—	—	60.2
Intercompany interest expense (income)	—	6.6	(6.6)	—	—	—

Total expenses	—	2,468.7	2,476.6	4.4	(232.5)	4,717.2

Income before income taxes and equity in net income of consolidated subsidiaries	—	103.9	272.2	2.0	—	378.1
Income taxes	—	24.9	19.7	0.7	—	45.3

Income before equity in net income of consolidated subsidiaries	—	79.0	252.5	1.3	—	332.8
Equity in net income of consolidated subsidiaries	332.8	—	—	—	(332.8)	—

Net income	$332.8	$79.0	$252.5	$1.3	$(332.8)	$332.8

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$141.7	$246.3	$2.6	$—	$390.7
Accounts receivable, net	—	537.3	601.0	23.0	—	1,161.3
Inventories	—	512.8	565.4	—	—	1,078.2
Other current assets	—	258.6	161.3	16.1	—	436.0

Total current assets	0.1	1,450.4	1,574.0	41.7	—	3,066.2
Facilities, net	—	629.7	986.5	—	—	1,616.2
Goodwill, net	—	178.0	980.9	—	—	1,158.9
Investment in subsidiaries	2,454.2	—	—	—	(2,454.2)	—
Long-term asbestos receivable	—	384.0	—	—	—	384.0
Other assets	—	449.1	181.2	12.2	—	642.5

Total assets	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$—	$17.5	$—	$—	$17.5
Current maturities of long-term debt	—	2.0	0.6	—	—	2.6
Other current liabilities	—	876.7	1,314.6	17.5	—	2,208.8

Total current liabilities	—	878.7	1,332.7	17.5	—	2,228.9
Long-term debt	—	1,282.8	393.3	—	—	1,676.1
Reserve for post-retirement benefits	—	254.9	376.7	—	—	631.6
Intercompany accounts, net	1,531.8	362.4	(1,760.7)	(133.5)	—	—
Long-term portion of asbestos liability	—	673.0	—	—	—	673.0
Other long-term liabilities	—	296.5	273.2	166.0	—	735.7

Total liabilities	1,531.8	3,748.3	615.2	50.0	—	5,945.3

Total shareholders’ equity (deficit)	922.5	(657.1)	3,107.4	3.9	(2,454.2)	922.5

Total liabilities and shareholders’ equity (deficit)	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Cash provided (used) by:
Operating activities:
Net income	$332.8	$79.0	$252.5	$1.3	$(332.8)	$332.8
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	—	50.3	83.1	—	—	133.4
Equity in earnings of affiliates, net of dividends received	—	(7.9)	(5.8)	—	—	(13.7)
Non-cash stock compensation	—	32.1	—	—	—	32.1
Other	—	(4.0)	(1.7)	—	—	(5.7)
Equity in net income of subsidiaries	(332.8)	—	—	—	332.8	—

Changes in assets and liabilities:
Accounts receivable	—	(91.1)	(118.7)	0.1	—	(209.7)
Inventories	—	(67.0)	(32.3)	—	—	(99.3)
Accounts payable	—	72.2	36.0	0.8	—	109.0
Other accrued liabilities and taxes	—	(50.3)	133.8	(6.3)	—	77.2
Post-retirement benefits	—	13.2	7.6	—	—	20.8
Asbestos receivable/liability, net	—	(3.6)	—	—	—	(3.6)
Other current and long-term assets	—	—	(82.1)	7.8	—	(74.3)
Other long-term liabilities	—	35.4	(63.2)	6.6	—	(21.2)

Net cash provided (used) by operating activities	—	58.3	209.2	10.3	—	277.8

Investing activities:
Purchase of property, plant and equipment	—	(52.3)	(66.6)	—	—	(118.9)
Investments in affiliated companies	—	(0.4)	(12.5)	—	—	(12.9)
Investments in computer software	—	(13.1)	(10.2)	—	—	(23.3)
Loan to unconsolidated joint venture, net	—	4.0	—	—	—	4.0
Proceeds from the disposal of property/equipment	—	19.4	2.9	—	—	22.3

Net cash used by investing activities	—	(42.4)	(86.4)	—	—	(128.8)

Financing activities:
Proceeds from issuance of long-term debt	—	199.6	1.0	—	—	200.6
Repayments of long-term debt	—	(208.1)	(0.7)	—	—	(208.8)
Net change in revolving credit facility	—	210.0	10.6	—	—	220.6
Net change in other short-term debt	—	0.4	(6.0)	—	—	(5.6)
Purchases of treasury stock	(264.2)	—	—	—	—	(264.2)
Dividend payments	(63.8)	—	—	—	—	(63.8)
Net change in intercompany accounts	301.9	(179.3)	(112.5)	(10.1)	—	—
Proceeds from exercise of stock options	21.8	—	—	—	—	21.8
Proceeds from settlement of foreign exchange forward contracts	—	(1.5)	—	—	—	(1.5)
Other common stock issued or reacquired, net	4.5	—	—	—	—	4.5

Net cash used by financing activities	0.2	21.1	(107.6)	(10.1)	—	(96.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.8)	—	—	(4.8)

Net increase (decrease) in cash and cash equivalents	0.2	37.0	10.4	0.2	—	47.8
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of year	$0.3	$28.4	$245.5	$3.0	$—	$277.2

Note 13. Divestiture

On May 31, 2006, the Company sold the ceramic cartridge manufacturing operation of its European faucet business. The Company received approximately $13.1 million of net cash proceeds from the sale transaction and recognized a pretax gain of approximately $6.3 million, which is included in other income in the accompanying consolidated statements of income.

Note 14. Segment Data

Summary Segment and Income Statement Data

Dollars in millions

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales:
Air Conditioning Systems and Services	$1,858.5	$1,627.9	$3,321.9	$2,884.9
Bath and Kitchen	621.0	648.9	1,229.7	1,253.0
Vehicle Control Systems	511.2	478.3	991.1	957.4

Total Sales	$2,990.7	$2,755.1	$5,542.7	$5,095.3

Segment Income:
Air Conditioning Systems and Services	$278.1	$218.9	$408.9	$306.5
Bath and Kitchen	4.7	35.6	4.2	80.4
Vehicle Control Systems	59.5	66.1	127.3	135.8

Total Segment Income	342.3	320.6	540.4	522.7

Equity in net income of unconsolidated joint ventures	12.0	10.9	21.9	18.7

	354.3	331.5	562.3	541.4

Interest expense	31.4	30.6	61.9	60.2
Corporate and other expenses	58.5	49.9	115.1	103.1

Income before income taxes	264.4	251.0	385.3	378.1

Income Taxes	72.7	43.1	109.5	45.3

Net income applicable to common shares	$191.7	$207.9	$275.8	$332.8

Upon adoption of FAS 123R in 2006, each of the Company’s segments includes compensation expense associated with share-based payment awards. For the three months ended June 30, 2006 segment income of Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems includes $2.7 million, $1.0 million and $0.7 million, respectively, of compensation expense associated with share-based payment awards. For the six months ended June 30, 2006 segment income of Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems includes $5.5 million, $2.1 million and $1.3 million, respectively, of compensation expense associated with share-based payment awards, respectively.

Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits, share-based compensation expense and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with our receivable securitization programs (See Note 8 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2005), pension and post-retirement benefit costs related to the corporate functions listed above and accretion expense associated with the Company’s post-retirement benefit plans (See Note 6 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2005), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses. For the three months and six months ended June 30, 2006, corporate and other expenses include $3.1 million and $6.8 million, respectively, of compensation expense associated with share-based payment awards.

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

Productivity - The Company identifies the impact of key productivity programs in the areas of materials procurement and labor.

Commodities – Each of the Company’s businesses use commodities such as steel, copper, aluminum and natural gas in the manufacturing process. The impact of changing costs for these commodities can have a significant impact on the Company’s performance.

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

Financial Results Overview

Total segment income as referred to in the table below represents the summation of segment income of the Company’s three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. The presentation of total segment income and total segment income as a percentage of sales is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. See Note 14 of Notes to Financial Statements for a reconciliation of segment income to net income applicable to common shares. In addition, please see the table directly below for presentation of total segment income as a percentage of sales and net income applicable to common shares as a percentage of sales and information on the presentation of segment income excluding effects of foreign exchange translation in results of operations by business segment. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

Following is an analysis of changes in sales, total segment income and total segment income as a percentage of sales for the Company for the second quarter of 2006 compared with the second quarter of 2005, with and without the effects of foreign exchange translation.

		Three Months Ended June 30, 2006
	Three Months Ended June 30, 2005 Reported				Excluding foreign exchange translation
(Dollars in millions)		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage Change Adjusted
Sales	$2,755.1	$2,990.7	8.6%		$2,979.2	8.1%
Total segment income	320.6	342.3	6.8%		339.3	5.8%
Total segment income as a percentage of sales	11.6%	11.4%	(0.2	)pts.	11.4%	(0.2	)pts.
Net income applicable to common shares	$207.9	$191.7
Net income applicable to common shares as a percentage of sales	7.5%	6.4%

Sales in the second quarter of 2006 were $2,990.7 million, an increase of 8.6% (8.1% excluding favorable foreign exchange translation effects) from $2,755.1 million in the second quarter of 2005. Sales increased 14.2% for Air Conditioning Systems and Services, decreased 4.3% for Bath and Kitchen and increased 6.9% for Vehicle Control Systems. Sales for the six-months ended June 30, 2006 were $5,542.7 million, an increase of 8.8% (9.8% excluding unfavorable foreign exchange translation effects) from $5,095.3 million during the first six months of 2005. Sales increased 15.1% for Air Conditioning Systems and Services, decreased 1.9% for Bath and Kitchen and increased 3.5% for Vehicle Control Systems.

Total segment income was $342.3 million for the second quarter of 2006, an increase of 6.8% (an increase of 5.8% excluding favorable foreign exchange translation effects) from $320.6 million in the second quarter of 2005. Segment income increased 27.0% for Air Conditioning Systems and Services, decreased $30.9 million for Bath and Kitchen and decreased 10.0% for Vehicle Control Systems. Total segment income for the second quarter of 2006 as compared to 2005 reflected strong performance in the Company’s Air Conditioning Systems and Services segment, which offset the significant decrease in performance of the Bath and Kitchen segment and lower results in Vehicle Control Systems. The results of each of the Company’s reportable segments are discussed in greater detail in the Results of Operations by Business Segment discussion that follows. Total segment income was $540.4 million for the first six months of 2006, an increase of 3.4% (an increase of 4.1% excluding unfavorable foreign exchange translation effects) from $522.7 million during the first six months of 2005. Segment income increased 33.4% for Air Conditioning Systems and Services, decreased $76.2 million for Bath and Kitchen and decreased 6.3% for Vehicle Control Systems. Segment income for the six months ended June 30, 2006 was impacted by the same factors as discussed above.

Net income for the second quarter of 2006 was $191.7 million, down 7.8% from $207.9 million a year ago. Net income was $0.93 per diluted share, down 2.1% from $0.95 per diluted share a year ago. The net improvement of the Company’s total segment income performance during 2006 as compared to 2005, was not enough to overcome a reduction in tax benefits in the quarter as compared to 2005 resulting in decreased net income as compared to the same quarter last year. In 2005, the Company recorded $36.4 million of tax benefits primarily related to the resolution of tax audits as compared to $9.0 million of tax benefits in the second quarter of 2006 related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the United States. Net income in the quarter included $14.9 million of operational consolidation expenses ($11.0 million net of $3.9 million of tax benefits) as compared to $24.1 million ($16.2 million net of $7.9 million of tax benefits) in 2005 (see Note 9 of Notes to Financial Statements). Net income for the three months ended June 30, 2006 also included $7.5 million of compensation expense ($5.2 million net of $2.3 million of tax benefits) attributable to the fair value of share based payment awards and a $6.3 million gain associated with the sale of the ceramic cartridge manufacturing operation of its European Bath and Kitchen business.

Net income for the six months ended June 30, 2006 was $275.8 million, down 17.1% from $332.8 million a year ago. Net income was $1.32 per diluted share, down 13.2% from $1.52 per diluted share a year ago. The net improvement in total segment income performance was not enough to offset a reduction in tax benefits during 2006 as compared to 2005, which resulted in lower net income. Specifically, the Company recorded $75.4 million of tax benefits primarily related to the resolution of tax audits and the impact of other non-U.S. tax planning initiatives on prior tax years as compared to $9.0 million of benefits during the first six months of 2006 related to the reduction of a tax contingency as discussed above. Net income for the six months ended June 30, 2006 included $23.0 million of operational consolidation expenses ($16.3 million net of $6.7 million of tax benefits) as compared to $44.5 million ($31.0 million net of $13.5 million of tax benefits) in 2005 (see Note 9 of Notes to Financial Statements). Net income for the six months ended June 30, 2006 also included $15.7 million of compensation expense ($10.9 million net of $4.8 million of tax benefits) attributable to the fair value of share based payment awards and a $6.3 million gain associated with the sale of the ceramic cartridge manufacturing operation of its European Bath and Kitchen business.

In the second quarter of 2006, the improvement in total segment income as compared to 2005 was led by improved pricing of approximately $65 million, volume and mix increases of approximately $32 million, productivity improvements through materials management and other programs of approximately $47 million, the benefits from prior operational consolidations of approximately $13 million and a reduction in operational consolidation expenses of $9.2 million. Partially offsetting these improvements were continued commodity, energy and logistics cost escalations of approximately $62 million primarily due to increased copper, aluminum and fuel costs, additional investments primarily in new product development and marketing of approximately $26 million, labor cost inflation and costs associated with inventory reduction programs related to Bath and Kitchen of approximately $37 million, increased warranty costs of approximately $12 million primarily related to Vehicle Control Systems and adverse foreign exchange impacts of approximately $3 million. The Company’s performance for the six months ended June 30, 2006 was impacted by many of the same items mentioned above. See discussions below for year over year change in segment income for each business segment.

The Company plans to continue to evaluate additional operational consolidation activities and has assumed that gains and tax items will offset any operational consolidation expenses. However, the Company is not certain of the exact amount or timing of operational consolidation expenses and gains or losses on asset sales and tax items that may occur in the future.

The Company has elected to prospectively recognize stock compensation expense and has not restated prior period results. In 2005, the Company accounted for share based payment awards in accordance with APB 25. Since the exercise price of awards was equal to the fair market value of the Company’s stock on the grant date, the Company was not required to recognize compensation expense for outstanding awards. A disclosure is included in Note 5 of Notes to Financial Statements regarding the impact of expensing the fair value of share based awards. The expense of $7.5 million ($5.2 million net of tax) recognized during the second quarter of 2006 represents an increase of $0.2 million when compared to the pro forma expense for the second quarter of 2005. The expense of $15.7 million ($10.9 million net of tax) recognized during the first six months of 2006 represents an increase of $0.7 million when compared to the pro forma expense for the first six months of 2005. The increase relates to a higher average Black-Scholes value for options subject to expense in 2006 as compared to 2005. As of June 30, 2006, the Company has unrecognized share based payment expense of $42.2 million that will be recognized over the remainder of the requisite service period, which the Company expects to be approximately $8.0 million per quarter in 2006. See Note 5 of Notes to Financial Statements.

Results of Operations by Business Segment

The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 14 of Notes to Financial Statements. Approximately half of the Company’s business is outside the U.S. and therefore, changes in exchange rates can have a significant effect on segment income when presented in U.S. dollars. Year-over-year changes in sales and segment income and, in certain cases, segment income as a percentage of sales, for 2006 compared with 2005 are presented both with and without the effects of foreign exchange translation. Presenting segment income excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Air Conditioning Systems and Services Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Air Conditioning Systems and Services for the second quarter of 2006 compared with the second quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2006
	Three Months Ended June 30, 2005 Reported	2006 Reported	Percentage Change Reported		Excluding foreign exchange translation
(Dollars in millions)					2006 Adjusted Amount	Percentage Change Adjusted
Sales	$1,627.9	$1,858.5	14.2%		$1,851.4	13.7%
Segment income	$218.9	$278.1	27.0%		$277.1	26.6%
Segment income as a percentage of sales	13.4%	15.0%	1.6	pts.	15.0%	1.6	pts.

Sales of Air Conditioning Systems and Services increased 14.2% (13.7% excluding favorable foreign exchange translation effects) to $1,858.5 million for the second quarter of 2006 from $1,627.9 million for the second quarter of 2005. Overall, sales benefited from continued growth in residential equipment sales, improvements in commercial equipment sales and growing parts and services sales. Sales benefited during the second quarter of 2006 from price increases of approximately $57 million with the remainder of the increase driven by volume and mix. The Company will continue to monitor commodity costs to evaluate the need for additional pricing actions. Commercial equipment sales, which represent approximately 25% of total Company sales, increased 13.2% on a global basis. This was the third consecutive quarter of double-digit growth and ninth consecutive quarter of growing commercial equipment sales at an accelerated rate. Within the commercial equipment segment, global unitary sales were up 15.4%, and global applied sales were up 11.0%. Sales increased 9.5% in the parts, services and solutions part of our business.

Globally, orders were up 23% (excluding favorable foreign exchange translation effects) in the second quarter of 2006 as compared to 2005. In the Americas, total orders were up 21%, with both applied and unitary orders experiencing double-digit growth. Internationally, orders increased 25% (excluding favorable foreign exchange translation effects) in the second quarter of 2006. Backlog at the end of the quarter was $910 million, up 33.2% from the second quarter of last year. This marks the tenth consecutive quarter of year-over-year backlog growth. The current quarter’s continued growth in sales, continued market expansion (domestic and international) and backlog all point toward continued growth within the commercial equipment market. The commercial equipment market in the U.S. was up an estimated 10% year-over-year, consisting of 2-3% growth in price and 7-8% growth in volume. Within the U.S. commercial equipment market, the Company experienced growth in the retail, education and healthcare markets. Markets in Europe, the Middle East and Asia increased in the mid-single digits.

Sales of the Company’s residential products continued to grow, up 21% year-over-year. This increase was driven by the combination of mix gains and improved price. Continued favorable mix was driven by an increase in sales of higher efficiency 13 SEER (“Seasonal

Energy Efficiency Ratio”) and above models. The government mandated transition to higher efficiency technology, through its minimum 13 (SEER) requirement, became effective for the industry on January 23, 2006. Partially offsetting the mix and price gains was a slight volume decrease caused principally by component shortages during the quarter and lower market unit volume. The Company believes most of the component shortage issues during the quarter have been resolved. The Company estimates that the residential market was down approximately 16% in units. The Company believes that the market decrease in the second quarter is attributable to higher final buys of 10 SEER products in 2005, in advance of the 13 SEER transition in the first quarter of 2006. Inventory levels in the marketplace are down approximately 16% as compared to inventory levels at June 30, 2005.

Air Conditioning Systems and Services sales for the six-months ended June 30, 2006 were $3,321.9 million up 15.1% when compared to sales for the six-months ended June 30, 2005. Sales for the six-months ended June 30, 2006 were favorably impacted by many of the same factors that drove revenue growth in the second quarter 2006.

Segment income of Air Conditioning Systems and Services increased 27.0% (26.6% excluding favorable foreign exchange translation effects) to $278.1 million in the second quarter of 2006 from $218.9 million in the second quarter of 2005. Segment income benefited from price increases of approximately $57 million, volume and mix increases of approximately $45 million, productivity improvements of approximately $24 million and approximately $5 million of benefits from previously announced operational consolidation activities. These improvements were partially offset by commodity cost increases associated with copper and aluminum and logistics costs of approximately $37 million, labor cost escalations of approximately $18 million and incremental investments primarily in new product development and marketing of approximately $26 million. In addition, operational consolidation expenses were $10 million less than in the second quarter of 2005. Segment income in 2005 included charges associated with severance and job eliminations designed to improve the effectiveness and efficiency of the business on a global basis. The residential business expects to continue to invest in higher energy-efficient solutions and new product launches associated with indoor air quality products and the commercial business will continue investments in new equipment and controls related products. Segment income for the second quarter of 2006 and the six months ended June 30, 2006 included $2.7 million and $5.5 million, respectively, of compensation expense associated with expensing the fair value of share-based payment awards.

Segment income increased 33.4% (33.1% excluding favorable foreign exchange translation effects) to $408.9 million in the first six-months of 2006 from $306.5 million in the comparable prior period of 2005. The improvement in segment income during the first six-months of 2006 was due to the same items as mentioned above. In addition, operational consolidation expenses for the first six-months of 2006 were a net benefit of $0.4 million as compared to an expense of $21.6 million in 2005. Operational consolidation expenses in 2005 reflected the second quarter 2005 charge referenced above as well as charges associated with the closure of a plant.

Bath and Kitchen Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Bath and Kitchen for the second quarter of 2006 compared with the second quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2006
	Three Months Ended June 30, 2005 Reported				Excluding foreign exchange translation
(Dollars in millions)		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage Change Adjusted
Sales	$648.9	$621.0	(4.3)%		$618.0	(4.8)%
Segment income	$35.6	$4.7	(86.8)%		$3.5	(90.2)%
Segment income as a percentage of sales	5.5%	0.8%	(4.7	) pts.	0.6%	(4.9	) pts.

Sales for Bath and Kitchen decreased 4.3% (4.8% excluding favorable foreign exchange translation effects) to $621.0 million in the second quarter of 2006 from $648.9 million in the second quarter of 2005. Sales increased 0.1% in Europe (increased 0.3% excluding unfavorable foreign exchange translation effects) which is the Company’s largest region for this segment, decreased 11.1% in the Americas (12.0% excluding favorable foreign exchange translation effects) and increased 0.7% in Asia (decreased 3.1% excluding favorable foreign exchange translation effects). The flat sales in Europe was attributable to customers adjusting their overall inventories. Sales in the Americas region were adversely impacted by a reduction in sales of certain products by the Company in preparation for the launch of several new products. In addition, sales in the retail sector suffered as customers reduced their overall inventory positions. Sales in Asia were down as the Chinese government tightened control over the expansion of its property markets. Sales for the six-months ended June 30, 2006 were $1,229.7 million down 1.9% (0.1% excluding unfavorable foreign exchange translation effects) when compared to sales for the six-months ended June 30, 2005. Sales for the six-months ended June 30, 2006 were impacted by many of the second quarter 2006 factors described above.

Segment income for Bath and Kitchen decreased $30.9 million ($32.1 million excluding favorable foreign exchange translation effects) to $4.7 million in the second quarter of 2006 from $35.6 million in the second quarter of 2005. Segment income was negatively impacted by a reduction in sales volumes and mix of approximately $25 million, approximately $17 million of commodity and logistics cost increases, including energy and certain metals and approximately $15 million of costs associated with lower production, costs associated with inventory model reductions and labor and other cost escalations. These were partially offset by approximately $16.0 million in price gains, approximately $6 million of productivity improvements and approximately $6 million of benefits associated with previous operational consolidation activities. Segment income for the second quarter of 2006 and the six months ended June 30, 2006 also included the impact of $1.0 million and $2.1 million, respectively, of expense associated with expensing the fair value of share-based payment awards.

Segment income decreased $76.2 million ($75.9 million excluding unfavorable foreign exchange translation effects) to $4.2 million in the first six-months of 2006 from $80.4 million in the comparable period of 2005. The decrease in segment income in the first half of 2006 was largely the result of the same items impacting results in the second quarter of 2006 mentioned above. Operational consolidation expenses for the first six-months of 2006 were $20.0 million as compared to $15.9 million in the first six-months of 2005.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006, the Company began to take actions in the fourth quarter of 2005 and first quarter of 2006 to improve manufacturing performance and developed plans to increase pricing and introduce new products in 2006 in its Bath and Kitchen business. The Company expects the following initiatives to continue to improve the business for the remainder of 2006.

(i)	Bath and Kitchen achieved reductions in the number of models offered during the first and second quarters of 2006 and will continue to reduce models during the remainder of the year.

(ii)	Manufacturing operations in Europe continue to improve, which has led to increased product availability of higher value products to meet marketplace demand in Europe. The Company expects this to positively impact volume and mix going forward.

(iii)	New product sales of the Lifetime whirlpool tub, an improved version of the Cadet mainstream toilet and EverClean and Speed Connect faucets in the Americas are now progressing well. The Lifetime whirlpool tub was successfully launched in April of 2006. We expect volume and mix to improve in the future as a result of these product introductions.

(iv)	Bath and Kitchen is seeing positive results from pricing actions, but these actions are lagging behind commodity and energy cost increases.

Many of these actions helped Bath and Kitchen realize improvement in segment income during the second quarter of 2006 as compared to the first quarter of 2006. However, the improvement realized was below the Company’s expectations due in part to commodity cost escalations and some unexpected sales volume decreases both in the Americas and Europe, each of which are discussed above. The Company expects performance to continue to improve in 2006 and expects to continue sequential segment income improvement for the remainder of 2006.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and based on the performance of the business in 2006, the Company continues to look for opportunities to improve productivity through simplification of business processes and product lines. To that end, Bath and Kitchen recognized $14.0 million of operational consolidation expense during the second quarter of 2006. $10.8 million of the second quarter charge is associated with severance related to plans initiated on April 19, 2006 to consolidate some new product development, supply chain, finance and administrative activities in its European Bath and Kitchen operations and $3.2 million is associated with other 2006 actions and the continuation of 2005 programs. The plan initiated on April 19, 2006 is expected to result in annualized savings of $13 - $15 million beginning in the second half of 2006. Operational consolidation expenses for the second quarter of 2005 amounted to $12.0 million. Operational consolidation expenses for the first six months of 2006 amounted to $20.0 million as compared to $15.9 million in the first six months of 2005. In addition, the Company has initiated the following actions in an effort to continue to rebuild the profitability of the business and focus on the core of the Bath and Kitchen business:

(i)	On May 31, 2006, as part of an outsourcing initiative, the Company sold the ceramic cartridge manufacturing operation of its European Bath and Kitchen business in order to reduce the cost structure of its fittings product portfolio. The Company received approximately $13.1 million of net cash proceeds from the sale transaction and recognized a pretax gain of approximately $6.3 million.

(ii)	Began to actively market for sale a product line of its Bath and Kitchen segment. The Company decided to sell this product line since it is not strategic to the core of the Bath and Kitchen business. The product line generates approximately $60 million of revenues on an annual basis.

(iii)	Announced on July 19, 2006, a consolidation of its ceramics manufacturing operations in the United Kingdom. The Company will discontinue the production of ceramics at its Hull location and relocate all of these products to more cost-effective locations. This action will result in charges amounting to approximately $15 million in the second half of 2006, including approximately $9 million for job-elimination expenses related to about 235 employees and approximately $6 million of other exit related costs. Once completed, the Company expects to realize annualized cost savings of approximately $10 million starting in 2007.

Vehicle Control Systems Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Vehicle Control Systems for the second quarter of 2006 compared with the second quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended June 30, 2006
	Three Months Ended June 30, 2005 Reported				Excluding foreign exchange translation
(Dollars in millions)		2006 Reported	Percentage Change Reported		2006 Adjusted Amount	Percentage Change Adjusted
Sales	$478.3	$511.2	6.9%		$509.8	6.6%
Segment income	$66.1	$59.5	(10.0)%		$58.7	(11.2)%
Segment income as a percentage of sales	13.8%	11.6%	(2.2	) pts.	11.5%	(2.3	) pts.

Sales of Vehicle Control Systems for the second quarter of 2006 were $511.2 million, an increase of 6.9% (6.6% excluding favorable foreign exchange translation effects) from $478.3 million in the second quarter of 2005, due to increased content per vehicle, including new applications, and strong aftermarket growth. This increase was partially offset by approximately $8 million of pricing decreases. Sales in Europe, the Company’s largest market, increased 7.4% (7.8% excluding unfavorable foreign exchange translation) despite low single digit growth in the European truck build market. Total aftermarket sales for the second quarter increased 6.6% (5.4% excluding favorable foreign exchange translation). Sales decreased 6.0% in North America (with and without the effects of foreign exchange translation), as sales were impacted by the discontinuation of certain passenger car platforms. In Asia and Latin America, our sales increased 23.5% and decreased 9.0% (excluding foreign exchange translation effects), respectively. Sales in the Latin American market were impacted by the market contracting approximately 20%. Sales performance in Asia was better than the markets in that region, which were up approximately 10%. Sales for the six-months ended June 30, 2006 were $991.1 million up 3.5% when compared to sales for the six-months ended June 30, 2005. The sales increases recognized in the first six-months of 2006 were driven by the same factors as discussed above. Backlog at the end of the quarter was $822 million, up 11.2% (7.3% excluding favorable foreign exchange translation effects) from the second quarter of last year.

Segment income for Vehicle Control Systems decreased 10.0% (11.2% excluding favorable foreign exchange translation effects) to $59.5 million in the second quarter of 2006 from $66.1 million in the second quarter of 2005. Segment income benefited from volume and mix increases of approximately $9 million, productivity improvements of approximately $17 million, and benefits of previously announced operational consolidation expenses of approximately $2 million. These improvements were more than offset by several items, including increased warranty expense of approximately $11 million. The increased warranty expense is primarily driven by a customer concession related to a product recently introduced. The Company does not believe this concession will impact the overall rate at which we will accrue warranty liabilities under U.S. GAAP for the remainder of 2006. Also impacting segment income were price decreases of approximately $8 million, commodity and logistics cost increases of approximately $8 million primarily associated with aluminum, approximately $5 million of unfavorable foreign exchange effects, labor and other cost escalations of approximately $3 million and the impact of $1 million of expense associated with expensing the fair value of share-based payment awards. The second quarter of 2006 included operational consolidation expenses of $1.4 million primarily associated with severance relating to 2006 plans. Operational consolidation expenses were $3.3 million during the second quarter of 2005. Segment income decreased 6.3% (3.2% excluding unfavorable foreign exchange translation effects) to $127.3 million in the first six-months of 2006 from $135.8 million in the comparable prior period of 2005. The reduction in segment income for the first six-months of 2006 was impacted by many of the same items as described above.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures increased to $12.0 million in the second quarter of 2006 from $10.9 million in the second quarter of 2005 and increased to $21.9 million for the first half of 2006 as compared to $18.7 million in the first half of 2005. These increases primarily resulted from the performances of our WABCO joint venture in India, partially offset by weaker performance by our Alliance compressor joint venture in the U.S.

Interest expense increased $0.8 million in the second quarter of 2006 compared with the second quarter of 2005 and increased $1.7 million in the first half of 2006 to $61.9 million from $60.2 million in the comparable prior period primarily resulting from higher interest rates.

Corporate and other expenses in the second quarter of 2006 increased $8.6 million to $58.5 million from $49.9 million in the second quarter of 2005 due principally to increases in foreign exchange losses of $4.2 million and $3.1 million of compensation expense associated with expensing the fair market value of share-based payment awards. Corporate and other expenses for the six-months ended June 30, 2006 amounted to $115.1 million, up $12.0 million from $103.1 million in the six-months ended June 30, 2005. The increase in corporate and other expenses for this period was primarily driven by the second quarter 2006 factors described above as foreign exchange losses increased and 2006 includes $6.8 million of compensation expense associated with expensing the fair market value of share based payment awards. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 14 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision for the second quarter of 2006 was $72.7 million, or 27.5% of pre-tax income, compared with a provision of $43.1 million, or 17.2% of pre-tax income in the second quarter of 2005. The second quarter of 2006 tax provision reflected $9 million of benefits primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the United States as compared to $36.4 million of benefits in 2005 primarily associated with the resolution of tax audits. The tax provision for the first six-months of 2006 was $109.5 million, or 28.4% of pre-tax income, compared with a provision of $45.3 million or 12.0% of pre-tax income for the six-months ended June 30, 2005. The effective income tax rate for the first six-months of 2006 included the $9 million of tax benefits referred to above as compared to $75.4 million of tax benefits in the first six months of 2005 associated with the resolution of tax audits, tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years.

We expect the Company’s effective income tax rate to be in the range of 30% to 31%, excluding the impact of the resolution of tax audits, tax contingencies, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings.

Liquidity and Capital Resources

Cash flow provided by operating activities was $153.2 million in the first six months of 2006 as compared to cash flow provided by operating activities of $277.8 million in the first six months of 2005, a decrease of $124.6 million. The decrease was attributed to increased investments in working capital of $263.5 million during the first six months of 2006 as compared to $200.0 million during the first six months of 2005. The increase was primarily driven by higher accounts receivable due to increased sales volume. Also contributing to the decrease was a U.S. pension plan contribution of approximately $50 million in the first half of 2006. In 2005, this $50 million U.S. pension plan contribution was made in the third quarter.

The Company generated free cash flow of $62.1 million during the first six months of 2006 as compared to $157.9 million in the first six months of 2005. The decrease in free cash flow during the first six months of 2006 was attributable principally to the reasons mentioned above. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows used in operating activities.

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	$153.2	$277.8
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(106.3)	(142.2)
Proceeds from disposal of property	15.2	22.3

Free cash flow	$62.1	$157.9

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

In investing activities, the Company made capital expenditures of $87.3 million in the first six months of 2006 as compared to capital expenditures of $118.9 million in the first six months of 2005. Capital expenditure outlays have stabilized with the completion of the 13 SEER transition in the residential air conditioning business and modernization of a product line in the commercial Air Conditioning Systems and Services segment. There were no investments in affiliated companies during the six months ended June 30, 2006 as compared to $12.9 million of investments during the comparable period in 2005. The investments in 2005 were made to purchase the rights of an operation in Asia previously held by a minority shareholder.

The excess of cash provided by operating and investing activities for the first six months of 2006 was $65.0 million. In addition, financing activities used $228.5 million. The net cash generated by operating and investing activities and cash provided by net borrowings of $154.2 million funded in part dividend payments and share repurchases totaling $73.1 million and $349.4 million, respectively. The excess of cash provided by operating and investing activities during the first six months of 2005 totaled $149.0 million and financing activities totaled a use of $96.4 million. The net cash generated by operating and investing activities and cash provided by net borrowings of $206.8 million was in part returned to investors through dividend and share repurchases totaling $63.8 million and $264.2 million, respectively during the first six months of 2005.

On July 7, 2006, the Board of Directors approved the payment of a dividend of $0.18 per share of common stock to be paid on September 20, 2006, to shareholders of record on September 1, 2006.

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

At June 30, 2006, total indebtedness of the Company was $1,896.3 million. The Company had remaining borrowing capacity under its primary bank credit agreement at June 30, 2006 of $388.9 million after reduction for borrowings of $568.5 million and $42.6 million of outstanding letters of credit. In addition, the Company had $180.7 million available at June 30, 2006 under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $112.1 million as of June 30, 2006.

From February 27 through July 18, 2006, American Standard Inc. executed 364 day U.S. dollar credit agreements with banking institutions totaling $150 million. The Company and ASII guarantee obligations under the agreements. The total amount outstanding as of June 30, 2006 was $100 million. Debt outstanding under the agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew or refinance them.

In addition, a subsidiary of the Company has entered into a 40 million ($50.7 million at June 30, 2006 exchange rates) Euro Dollar 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of June 30, 2006, there was no utilization under this agreement. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. The amount outstanding under this facility at June 30, 2006 was $36 million. Borrowings under this facility are in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII.

On June 1, 2006 the 7.125% Euro Senior Notes became due and payable. The Company repaid this debt with borrowings from its primary bank credit agreement.

Consistent with prior quarters, at June 30, 2006, the Company was restricted from remitting approximately $62.7 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

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

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. These facilities are subject to annual renewals. The facility in Europe was renewed in May 2006. The U.S. facility will require renewal in September 2006. The Company has the ability to renew these facilities and intends to renew them upon their expiration. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. On June 13, 2006, the Company increased the limit on the amount of receivables that can be sold into its U.S. accounts receivable securitization program by $25 million. The total U.S. securitization program is now $200 million.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $74.2 million extending from 2006 to 2022, under long-term service and maintenance contracts related to its Air Conditioning Systems and Services business. Through June 30, 2006 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no significant changes since March 31, 2006, except as discussed below.

As previously reported, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the United States. These cases have been consolidated, and in September 2005 the Company filed a motion to dismiss the complaint which was argued before the trial court in January 2006. On July 19, 2006, the trial judge dismissed the complaint against the Company without prejudice and granted the plaintiffs 30 days to file an amended complaint.

See also Note 6 of Notes to Financial Statements for additional discussion of legal proceedings.

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On December 8, 2005, the Company’s Board of Directors approved $500 million to purchase shares of the Company’s common stock in the open market. As of June 30, 2006, the unexpended authorization on the current program totaled $108.5 million. A summary of the repurchase activity for the first six months of 2006 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	887,100		$38.83	887,100	$428,005,297
February 1-February 28	2,299,650		$38.88	2,299,650	$338,603,129
March 1-March 31	1,304,400		$40.82	1,304,400	$285,354,303

Total first quarter	4,491,150		$39.43	4,491,150

April 1-April 30	499,650		$43.00	499,650	$263,868,972
May 1-May 31	1,766,800		$44.22	1,766,800	$185,736,950
June 1-June 30	1,868,700		$41.31	1,868,700	$108,541,807

Total second quarter	4,135,150		$42.76	4,135,150

Total through June 30	8,626,300	(b)	$41.03	8,626,300

(a) As of December 31, 2005, the Company had one unexpended authorization by the Board of Directors under its share repurchase program. The authorization by the Board of Directors on December 8, 2005 approved the purchase of shares in an amount not to exceed $500,000,000 with no expiration date. The unexpended balance of $462,451,970 under that authorization as of December 31, 2005 was used to repurchase shares in the first six months of 2006 and will continue to be used to repurchase shares for the remainder of 2006.

(b) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Date of Annual Meeting.

The Annual Meeting of Shareholders of the Company was held on May 3, 2006, at the American Standard Learning Center located at One Centennial Avenue, Piscataway, New Jersey.

(b)	Election of Directors – Voting Results.

Nominee	For	Withheld
Steven F. Goldstone	183,204,704	3,335,931
Kirk S. Hachigian	182,970,050	3,570,585
Edward E. Hagenlocker	184,152,670	2,387,965
Dale F. Morrison	185,238,910	1,301,725

There were no broker non-votes.

Other Directors continuing in office:

Steven E. Anderson

Jared L. Cohon

Paul J. Curlander

James F. Hardymon

Ruth Ann Marshall

Frederic M. Poses

(c)	Additional maters voted upon:

Ratification of the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2006.

For	Against	Abstain	Broker Non-Votes
182,954,213	2,047,137	1,539,285	0

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Brad M. Cerepak
Brad M. Cerepak
Vice President and Controller
(Principal Accounting Officer)

July 25, 2006

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
10*	The American Standard Companies Inc. Deferred Compensation Plan (As Amended and Restated as of January 1, 2005 except where otherwise stated).

10.1*	The American Standard Companies Inc. 2002 Omnibus Incentive Plan (Restated to include all amendments through July 7, 2006).

10.2*	The American standard Companies Inc. Stock Incentive Plan (Restated to include all amendments through July 7, 2006).

10.3*	The American Standard Companies Inc. Change of Control Severance Plan (Restated to include all amendments through July 7, 2006).

10.4*	The American Standard Companies Inc. Corporate Officer Severance Plan (Restated to include all amendments through July 7, 2006).

10.5*	The American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors (Restated to include all amendments through July 7, 2006).

10.6*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation for Outside Directors (Restated to include all amendments through July 7, 2006).

10.7*	Trust Agreement for the American Standard Companies Inc. Long-Term Incentive Compensation Plan and the American Standard Companies Inc. Supplemental Incentive Compensation Plan (Restated to include all amendment through July 7, 2006).

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensatory plan or arrangement.