Form 10-Q
period 2006-09-30
AMERICAN STANDARD COMPANIES INC
filed 2006-10-24
CIK 836102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 23, 2006	199,386,361 shares

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

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$2,964.8	$2,624.0	$8,507.5	$7,719.3

Cost and expenses
Cost of sales	2,195.7	1,896.5	6,264.8	5,615.6
Selling and administrative expenses	521.9	471.1	1,545.0	1,415.1
Other (income)/expense	6.1	6.2	9.3	0.1
Interest expense	29.7	28.9	91.6	89.1

	2,753.4	2,402.7	7,910.7	7,119.9

Income before income taxes	211.4	221.3	596.8	599.4
Income taxes	60.5	62.2	170.1	107.5

Net income applicable to common shares	$150.9	$159.1	$426.7	$491.9

Net income per share
Basic	$0.76	$0.76	$2.11	$2.32

Diluted	$0.74	$0.74	$2.06	$2.26

Cash dividends per share of common stock	$0.18	$0.15	$0.54	$0.45

Average common shares outstanding
Basic	199,767,912	210,523,915	202,387,266	212,183,265
Diluted	204,222,846	216,300,725	206,879,990	218,061,363

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$247.4	$390.7
Accounts receivable, less allowance for doubtful accounts: September 2006 - $51.9; Dec. 2005 - $46.9	1,560.8	1,161.3
Inventories:
Finished products	821.8	659.8
Products in process	255.9	228.2
Raw materials	239.2	190.2
Future income tax benefits	115.5	99.3
Retained interest in securitization program	162.9	208.4
Other current assets	174.2	128.3

Total current assets	3,577.7	3,066.2

Facilities, less accumulated depreciation:
September 2006 - $1,222.7; Dec. 2005 - $1,101.9	1,648.0	1,616.2

Goodwill	1,202.6	1,158.9
Capitalized software costs, less accumulated amortization: September 2006 - $378.7; Dec. 2005 - $321.8	184.5	200.6
Long-term asbestos receivable	381.8	384.0
Long-term future income tax benefits	93.5	93.5
Investment in associated companies	113.9	98.2
Other assets	241.8	250.2

Total assets	$7,443.8	$6,867.8

Current liabilities:
Loans payable to banks	$108.9	$17.5
Current maturities of long-term debt	2.8	2.6
Accounts payable	1,002.2	844.5
Accrued payrolls	401.7	339.5
Current portion of warranties	199.2	181.9
Taxes on income	142.8	91.8
Other accrued liabilities	879.1	751.1

Total current liabilities	2,736.7	2,228.9

Long-term debt	1,715.9	1,676.1
Post-retirement benefits	630.7	631.6
Long-term portion of asbestos liability	665.5	673.0
Warranties	269.8	246.7
Deferred tax liabilities	109.4	131.1
Other liabilities	352.7	357.9

Total liabilities	6,480.7	5,945.3

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,771,098 in 2006; 251,769,794 in 2005; and shares outstanding: 198,926,107 in 2006; 206,741,396 in 2005	2.5	2.5
Capital surplus	884.2	834.4
Treasury stock, at cost: 52,844,991 shares in 2006; 45,028,398 shares in 2005	(1,551.3)	(1,181.4)
Retained Earnings	1,894.1	1,576.5
Accumulated other comprehensive income:
Foreign currency translation effects	(162.1)	(212.6)
Deferred gain on hedge contracts, net of tax	18.1	20.9
Minimum pension liability adjustment, net of tax	(122.4)	(117.8)

Total shareholders’ equity	963.1	922.5

Total liabilities and shareholders’ equity	$7,443.8	$6,867.8

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2006	2005
Cash provided by:
Operating activities:
Net income	$426.7	$491.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143.3	133.0
Amortization of capitalized software and other intangibles	63.7	64.4
Equity in earnings of unconsolidated joint ventures, net of dividends received	(13.7)	(17.2)
Non-cash stock compensation	75.0	49.0
Gain on sale of property, plant and equipment	(3.9)	(4.6)
Changes in assets and liabilities:
Accounts receivable	(364.8)	(187.3)
Inventories	(209.1)	(97.6)
Accounts payable	138.9	16.1
Other accrued liabilities and taxes	224.3	90.4
Post-retirement benefits	(29.2)	(24.6)
Net asbestos indemnity liability	(5.3)	3.5
Other current and long-term assets	(9.8)	6.0
Other long-term liabilities	(12.5)	13.5

Net cash provided by operating activities	423.6	536.5

Investing activities:
Purchases of property, plant and equipment	(138.3)	(188.3)
Investments in affiliated companies and other businesses	—	(20.0)
Investments in capitalized software	(27.9)	(33.1)
Proceeds from repayment of loan to unconsolidated joint venture, net	3.9	8.9
Proceeds from sales of property, plant and equipment	16.0	26.5

Net cash used by investing activities	(146.3)	(206.0)

Financing activities:
Proceeds from issuance of long-term debt	14.9	202.5
Repayments of long-term debt	(311.6)	(210.0)
Net change in revolving credit facilities	285.2	199.5
Net change in other short-term debt	91.2	(17.8)
Purchases of treasury stock	(450.0)	(338.4)
Dividend payments	(108.9)	(95.3)
Proceeds from exercise of stock options	33.2	30.3
Proceeds from settlement of foreign exchange forward contracts	1.4	(2.8)
Other	16.0	6.6

Net cash used by financing activities	(428.6)	(225.4)

Effect of exchange rate changes on cash and cash equivalents	8.0	(4.4)

Net (decrease)/increase in cash and cash equivalents	(143.3)	100.7
Cash and cash equivalents at beginning of period	390.7	229.4

Cash and cash equivalents at end of period	$247.4	$330.1

Cash interest paid	$88.6	$82.3
Cash taxes paid	$126.8	$131.6

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2005, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2006.

Note 2. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$150.9	$159.1	$426.7	$491.9
Foreign currency translation effects	16.1	(1.2)	50.5	(84.4)
Deferred gain/(loss) on hedge contracts, net of tax	(13.2)	7.7	(2.8)	0.9
Minimum pension liability adjustment, net of tax	(1.4)	2.6	(4.6)	8.8

Total comprehensive income	$152.4	$168.2	$469.8	$417.2

Note 3. Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended September 30, 2006 and 2005 included 4,454,934 and 5,776,810 weighted average incremental shares, respectively, primarily for the assumed exercise of stock options; the nine-month periods ended September 30, 2006 and

2005 included 4,492,725 and 5,878,098 weighted average incremental shares, respectively. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended September 30, 2006 and 2005 excluded 2,344,196 and 83,884 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. The nine month periods ended September 30, 2006 and 2005 excluded 2,150,422 and 318,136 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three and nine month periods ended September 30, 2006 and 2005, respectively.

Note 4. Capital Stock

On September 20, 2006 a dividend of $0.18 per share of common stock was paid to shareholders of record as of September 1, 2006, totaling $35.9 million. On June 20, 2006 a dividend of $0.18 per share of common stock was paid to shareholders of record as of June 1, 2006, totaling $36.3 million. On March 20, 2006 a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2006 totaling $36.7 million. On October 5, 2006, the Board of Directors approved the payment of a dividend of $0.18 per share of common stock to be paid on December 20, 2006, to shareholders of record on December 1, 2006.

Following is a summary of net shares outstanding and shares issued or reacquired during the first, second and third quarters of 2006.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2005	251,769,794	(45,028,398)	206,741,396

Shares issued upon exercise of stock options	502	428,312	428,814
Stock purchased for treasury	—	(4,491,150)	(4,491,150)
Shares issued to ESOP	—	463,275	463,275
Shares issued to ESPP	—	60,320	60,320
Other shares issued, net	—	25,586	25,586

Balance, March 31, 2006	251,770,296	(48,542,055)	203,228,241

Shares issued upon exercise of stock options	802	887,080	887,882
Stock purchased for treasury	—	(4,135,150)	(4,135,150)
Shares issued to ESOP	—	385,744	385,744
Shares issued to ESPP	—	81,522	81,522
Other shares issued, net	—	13,169	13,169

Balance, June 30, 2006	251,771,098	(51,309,690)	200,461,408

Shares issued upon exercise of stock options	—	317,593	317,593
Stock purchased for treasury	—	(2,346,700)	(2,346,700)
Shares issued to ESOP	—	418,726	418,726
Shares issued to ESPP	—	61,100	61,100
Other shares issued, net	—	13,980	13,980

Balance, September 30, 2006	251,771,098	(52,844,991)	198,926,107

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. The primary objective of the Company’s share repurchase program is to provide a return to investors and to a lesser extent to satisfy stock option exercises. At September 30, 2006, the Company had an unexpended balance of $12.5 million available to repurchase shares under an authorization by the Board of Directors. On October 5, 2006, the Board of Directors approved the purchase of additional shares by an amount not to exceed $500 million. The Company expects to utilize this additional amount through December 31, 2007.

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

The Company recognizes compensation cost for each share-based payment award over the requisite service period of the award. Compensation cost is measured on the grant date of the award, which is the date the Company’s Board of Directors approves the granting of the award. Compensation cost on discounts associated with ESPP purchases is recognized on the date that shares are purchased. The accompanying consolidated statements of income for the three months and nine months ended September 30, 2006 include $7.8 million and $23.7 million of stock based compensation expense, respectively. The estimated tax benefit associated with this expense was $2.4 million and $7.3 million for the three and nine month periods ended September 30, 2006, respectively. Prior period consolidated statements of income have not been restated. To measure the fair value of stock option awards, the Company utilizes the Black-Scholes option valuation method. To measure the fair value of restricted stock unit grants, the Company uses the fair market value of the Company’s stock on the grant date. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the options term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of awards it believes will ultimately vest, which includes an estimate of the number of awards expected to be forfeited. The estimated fair value of the award is recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

The Company issues stock options to employees in key positions who have the ability to impact business performance over time. The Company believes stock option awards promote the long-term success of the Company by aligning the interests of our leaders and other key employees with the interests of our shareholders. In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000, of which no more than 2,475,000 may be used for awards other than stock options or SARs. At September 30, 2006, options to purchase a total of 9,246,466 shares were outstanding and there were 5,289,248 shares available for grant under the 2002 Omnibus Plan. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At September 30, 2006, options to purchase a total of 9,126,614 shares were outstanding under the 1995 Stock Plan. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years.

In 1997, shareholders approved the establishment of the ESPP commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter.

On February 1, 2006, the Company issued 52,473 shares of restricted stock (“RS”) to certain employees. A summary of stock option and RS activity and related information for the nine months ended September 30, 2006 and year ended December 31, 2005 is as follows:

	Stock Options			Restricted Stock
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants	Shares Underlying Restricted Stock	Weighted - Average Grant Date Fair Value
Outstanding December 31, 2004	17,665,563	20.67		249,999
Granted	2,599,225	43.35	$10.09	—
Exercised(options)/Vested(RS’s)	(1,884,882)	18.96		(249,999)
Forfeited	(516,518)	32.35		—

Outstanding December 31, 2005	17,863,388	23.82		–
Granted	2,513,050	37.21	$9.80	52,473	$36.87
Exercised(options)/Vested(RS’s)	(1,632,743)	20.38		(1,546)
Forfeited	(370,615)	37.53		—

Outstanding September 30, 2006	18,373,080	25.68		50,927

Exercisable at end of period:
Year ended December 31, 2005	10,178,830
Nine months ended September 30, 2006	11,290,171

The total aggregate intrinsic value of awards outstanding as of September 30, 2006 is $299.4 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of September 30, 2006 is 6.0 years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $37.2 million and the total fair value of shares vested during the same period was $24.4 million. In addition, the Company recognized an actual tax benefit of $1.8 million and $12.1 million on options exercised during the three and nine month periods ended September 30, 2006. The 7,082,909 of nonvested options as of September 30, 2006 will result in the recognition of $34.6 million of compensation cost. This cost will be recognized over the weighted average vesting period of 1.88 years.

The following table summarizes the significant assumptions used during the three and nine months periods ended September 30, 2006.

Assumption	Three months ended September 30, 2006	Nine months ended September 30, 2006
Weighted average grant date fair value	$10.91	$9.80
Risk-free interest rate	4.73%	4.52%
Expected volatility	26.0%	26.0%
Expected holding period	5 years	5 years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	1.64%	1.62%

The weighted average grant date fair value was calculated under the Black-Scholes option- pricing model. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The Company reviewed the historic volatility of its common stock over 12-month, 5-year and 10-year periods, and the implied volatility of at the money options to purchase shares of the Company’s common stock. Based on this data, the Company chose to use the average of the 5-year historical volatility of the Company’s common stock and the average implied volatility of at the money options. The 5-year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options from 1995 through 2005, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non officers. The results of the analysis support one expected term for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on the Company’s expected dividend rate.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three months and nine months ended September 30, 2005 (dollars in millions except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$159.1	$491.9
Deduct: Total stock-based compensation expense, net of tax, determined under fair value method for all stock option awards and discounts under ESPP	4.8	15.0

Pro forma net income	$154.3	$476.9

Earnings per share:
Basic – as reported	$.76	$2.32

Basic – pro forma	$.73	$2.25

Diluted – as reported	$.74	$2.26

Diluted – pro forma	$.72	$2.19

The weighted average fair value per option for grants made during the three and nine months ended September 30, 2005 was $10.17 and $10.12, respectively. The fair value of the stock options in 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.85% and 3.74% for the three and nine months ended September 30, 2005; volatility of 23.0% and 23.0% for the three and nine months ended September 30, 2005; an expected average life of 5 years for the three and nine months ended September 30, 2005; and a dividend yield of 1.30% and 1.38% for the three and nine months ended September 30, 2005.

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $11.8 million and $12.1 million for the three months ended September 30, 2006 and 2005, respectively, and $32.4 million and $32.2 million for the nine-months ended September 30, 2006 and 2005, respectively. Total warranty expense was $68.9 million and $51.7 million for the three months ended September 30, 2006 and 2005, respectively, and $180.4 million and $158.0 million for the nine-month periods then ended, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2006 and 2005 (dollars in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$461.4	$410.3	$428.6	$397.5
Warranty costs accrued	58.8	39.7	152.2	128.1
Deferred income on extended warranty contracts sold	20.5	19.3	61.5	55.5
Warranty claims settled	(53.2)	(38.8)	(129.1)	(121.3)
Amortization of deferred income on extended warranty contracts	(17.6)	(15.6)	(44.4)	(40.4)
Increases (decreases) in warranty estimates made in prior periods, including foreign exchange translation effects, net	(0.9)	(0.9)	0.2	(5.4)

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	469.0	414.0	469.0	414.0
Current portion included in current liabilities	(199.2)	(171.3)	(199.2)	(171.3)

Long-term warranty liability	$269.8	$242.7	$269.8	$242.7

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $68.1 million as of September 30, 2006, extending from 2006 to 2025, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2006 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company fully and unconditionally guarantees the debt obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including $38.1 million of Euro-denominated Senior Bonds (at September 30, 2006 exchange rates). The Company, American Standard Inc., and ASII guarantee obligations under the primary bank credit agreement. See Note 12 of Notes to Financial Statements.

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

Income Tax Provision

The income tax provision for the third quarter of 2006 was $60.5 million, or 28.6% of pre-tax income, compared with a provision of $62.2 million, or 28.1% of pre-tax income in the third quarter of 2005. The third quarter of 2006 tax provision reflected adjustments totaling $3.9 million principally related to adjustments of the 2005 tax provision to the final filed tax returns. The income tax rate for the third quarter of 2005 included the recording of an amount to adjust the 2004 tax provision to the final U.S. return. The tax provision for the first nine-months of 2006 was $170.1 million, or 28.5% of pre-tax income, compared with a provision of $107.5 million or 17.9% of pre-tax income for the nine-months ended September 30, 2005. The income tax rate for the first nine-months of 2006 included the $3.9 million of tax benefits referred to above as well as $9 million of benefits primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the U.S. as compared to $84.4 million of tax benefits in the first nine months of 2005 associated with the resolution of tax audits, tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years and an amount to adjust the 2004 tax provision to the final U.S. tax return.

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

As previously reported, in November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company a written request for information. The Company is cooperating fully with the investigation which is ongoing. The Company believes that the European Commission is preparing a statement of objections setting forth its allegations against the parties involved, including the Company. At this time, the Company is unable to reasonably estimate the loss or range of loss that may result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company.

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

Also in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases have been consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deletes reference to fittings and identifies a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On July 19, 2006, the trial judge granted the defendants’ motions to dismiss the complaint, but granted the plaintiffs 30 days to file an amended complaint. Despite thereafter being granted an additional two weeks in which to file an amended complaint, plaintiffs failed to do so, and the complaint has been dismissed.

The California cases have been consolidated in the San Francisco Superior Court and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identifies a somewhat different group of alleged co-conspirator co-defendants and purports to add a new and significantly larger class of plaintiffs. The Company removed the consolidated California action to the United States District Court for the Northern District of California on January 3, 2006. The court granted plaintiffs’ motion to remand the action back to San Francisco Superior Court on March 3, 2006. The Company and other defendants thereafter filed a demurrer, or motion to dismiss, on April 10, 2006, which is currently pending with the court. None of these civil suits specify the amount of damages claimed. The Company believes that these lawsuits were the result of press reports about the European Commission’s investigation. The Company further believes that the lawsuits are without merit and will defend them vigorously. While the Company cannot predict the outcome of the remaining California cases with certainty, the Company believes that the resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

At September 30, 2006 and December 31, 2005 the total asbestos liability was estimated at $678.5 million and $686.0 million, respectively. The asbestos indemnity liability decreased by $7.5 million during the first nine months of 2006 due to claims payments made during the year. The asbestos indemnity liability decreased by $13.4 million in 2005, from $699.4 million as of December 31, 2004 to $686.0 million as of December 31, 2005. This decrease was due to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to September 30, 2006, the Company has resolved 55,674 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $71.9 million, for an average payment per resolved claim of $1,292. The average payment per claim resolved during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $580 and $924, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Nine months ended September 30, 2006	Year ended 2005	Cumulative Total
Open Claims – January 1,	120,880	123,241	N/A
New claims filed	3,380	10,953	169,905
Claims settled	(545)	(945)	(9,609)
Claims dismissed	(12,701)	(12,368)	(46,065)
Inactive claims	—	(1)	(3,217)

Open Claims – September 30,	111,014

Open Claims – December 31,		120,880	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation have engaged in several mediation sessions since January 18, 2006. On September 12, 2006, the Court issued an order extending discovery through September 21, 2007.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94% of the recorded receivable. The remaining 6% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected, including amounts from Equitas which remain in a trust.

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

At September 30, 2006 and December 31, 2005 the asbestos receivable was $387.8 million and $390.0 million, respectively. The asbestos receivable decreased by $2.2 million during the first nine months of 2006. The decrease is primarily driven by cash receipts from insurance companies of $10.1 million, offset by the recoverable portion of incurred legal expenses and refinements to settlements of $8.4 million. The Company’s asbestos insurance receivable decreased from $405.6 million as of December 31, 2004 to $390.0 million as of December 31, 2005. The reduction was primarily the result of cash received from insurance companies of $23.7 million and refinements to solvency rates and settlements of $20.4 million. This reduction was partially offset by refinements to other data, including claims data, and policy information of $20.5 million and the recoverable portion of incurred legal expenses of $8.0 million.

In February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. Through September 30, 2006, $17.1 million of this amount was received by the Company to cover asbestos and environmental costs, and $67.4 million remains in a trust expiring January 3, 2007. If, during the trust period, there is federal legislation that takes asbestos claims out of the courts and requires Equitas to make a duplicate payment to the asbestos trust, the remaining balance in the trust will be disbursed to Equitas minus some allowance to the Company for claim settlements that may be made or have been made in the period January 1, 2005 through January 3, 2008. If there is no such legislation by January 3, 2007, the balance of funds in the trust, including accrued interest, will be disbursed to the Company.

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

From February 27, 2006 through July 18, 2006, American Standard Inc. executed 364 day U.S. dollar credit agreements with banking institutions totaling $150 million. The Company and ASIl guarantee obligations under the agreements. The total amount outstanding as of September 30, 2006 was $70 million. Debt outstanding under the agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew it or refinance them.

In addition, a subsidiary of the Company has entered into a 40 million Euro ($51 million at September 30, 2006 exchange rates) 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of September 30, 2006, there was an outstanding balance of $32 million. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. The amount outstanding under this facility at September 30, 2006 was $36 million. Borrowings under this facility are primarily in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII.

Note 8. Effect of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 is effective for the Company for this fiscal year ending December 31, 2006. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. The Company uses the end of its fiscal year as the measurement date for measuring plan assets and liabilities. As such, this requirement will not impact our financial statements. The Company is currently unable to estimate the impact of adopting SFAS No. 158 on its Consolidated Balance Sheet. The impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006 as well as interest rates and other factors that will be applicable as of December 31, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the provisions of FIN 48 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Note 9. Operational Consolidation Expenses

During 2005 and 2006 the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions, severance, asset impairments and similar expenses as more fully described below. The Company expects to complete these plans by the end of 2007.

During the third quarter of 2006, the Company recorded $29.3 million of operational consolidation expenses of which $20.9 million was included in cost of sales and $8.4 million was included in selling and administrative expenses. Included in the $29.3 million was $28.3 million related to 2006 programs and $1.1 million related to programs that were initiated prior to 2006. This was partially offset by a reversal of operational consolidation expenses of $0.1 million pertaining to 2005 plans. This compares to $10.9 million of expenses incurred during the third quarter of 2005. During the first nine months of 2006, the Company recorded $52.3 million of operational consolidation expenses, $34.1 million was included in cost of sales and $18.2 million was included in selling and administrative expenses. Of this amount, $47.8 million related to 2006 programs and $6.2 million related to programs that were initiated prior to 2006. This was partially offset by a reversal of operational consolidation expenses of $1.7 million pertaining to 2005 plans. The Company incurred $55.5 million of operational consolidation expenses during the first nine months of 2005.

The following is a summary of the operational consolidation programs outstanding as of September 30, 2006.

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2006 Operational Consolidation Programs
Charges during the first nine months of 2006	$40.9	$5.4	$1.5	$47.8
Payments during the first nine months of 2006	(16.7)	—	(1.2)	(17.9)
Reversals during the first nine months of 2006	(0.1)	—	0.1	—
Non-cash write-offs during the first nine months of 2006	—	(5.4)	—	(5.4)

Balance as of September 30, 2006	$24.1	$—	$0.4	$24.5

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2005 Operational Consolidation Programs
Balance as of December 31, 2005	$14.4	$0.8	$1.4	$16.6
Charges during the first nine months of 2006	2.6	1.0	1.6	5.2
Payments during the first nine months of 2006	(13.2)	—	(1.5)	(14.7)
Non-cash write-offs during the first nine months of 2006	—	(1.4)	—	(1.4)
Reversals during the first nine months of 2006	(0.7)	—	(1.0)	(1.7)

Balance as of September 30, 2006	$3.1	$0.4	$0.5	$4.0

	Termination Payments and Other Employee Costs	Asset Impairments	Other	Total
2004 Operational Consolidation Programs
Balance as of December 31, 2005	$2.0	$—	$1.7	$3.7
Charges during the first nine months of 2006	0.6	—	0.4	1.0
Payments during the first nine months of 2006	(1.3)	—	(0.6)	(1.9)
Non-cash write-offs during the first nine months of 2006	—	—	(0.8)	(0.8)

Balance as of September 30, 2006	$1.3	$—	$0.7	$2.0

Total Balance as of September 30, 2006	$28.5	$0.4	$1.6	$30.5

Air Conditioning Systems and Services incurred $0.4 million of operational consolidation expenses during the third quarter of 2006. The amount includes a reversal of $0.1 million, which primarily relates to over estimated severance costs with respect to prior period plans and $0.5 million of expense related to severance associated with the consolidation of administrative functions. Air Conditioning Systems and Services incurred charges totaling $1.7 million during the first nine months of 2006 related to severance, offset by a reversal of $1.7 million related to overestimated severance costs on prior period plans and expended $1.6 million of cash on operational consolidation activities. Air Conditioning Systems and Services recognized $3.4 million of operational consolidation expenses during the third quarter of 2005 and $25.0 million of operational consolidation expenses during the first nine months of 2005.

Bath and Kitchen incurred $25.4 million of operational consolidation expenses during the third quarter of 2006 of which $24.5 million related to 2006 plans and $0.9 million related to programs that were initiated prior to 2006 and expended $14.5 million of cash on operational consolidation activities in the third quarter on 2006 and prior period programs. In the third quarter, Bath and Kitchen incurred $13.0 million of operational consolidation charges associated with a plan designed to keep the business cost competitive, optimize manufacturing capabilities and continue to rebuild the profitability of the business. Specifically, the Company announced on July 19, 2006 a consolidation of its ceramics manufacturing operations in the United Kingdom. The Company will discontinue the production of ceramics at its Hull location and relocate all of these products to more cost-effective locations. The charge is comprised of $7.7 million of severance and job elimination expenses and $5.3 million of other exit related costs. The remaining $11.5 million of third quarter expenses related to 2006 plans are primarily associated with charges for employee termination costs for actions pertaining to selling, manufacturing and operating expense reductions. Bath and Kitchen incurred $45.4 million of operational consolidation expenses during the nine-months ended September 30, 2006 and expended $30.0 million of cash on operational consolidation activities. Of this amount, $39.8 million was associated with 2006 programs and $5.6 million was associated with programs initiated prior to 2006. The breakdown of 2006 program charges includes the following actions in addition to the third quarter actions described above:

(i)	$10.8 million of charges associated with severance related to plans initiated in the second quarter of 2006 to consolidate some new product development, supply chain, finance and administrative activities in its European operations.

(ii)	$4.5 million associated with the consolidation of administrative and manufacturing processes.

Bath and Kitchen incurred $6.5 million of operational consolidation expenses during the third quarter of 2005 and $22.5 million of operational consolidation expenses during the first nine months of 2005. Bath and Kitchen expects to incur an additional $4.9 million during 2006 and the first half of 2007 to complete the outstanding programs as of September 30, 2006.

The Vehicle Control Systems business incurred $3.4 million of operational consolidation expenses during the third quarter of 2006 of which $3.2 million is primarily associated with severance relating to 2006 plans and $0.2 million pertaining to prior period plans. The majority of the 2006 plan expenses are associated with the consolidation of administrative functions. Vehicle Control Systems expended $1.7 million of cash on operational consolidation activities in the third quarter of 2006. Vehicle Control Systems incurred $6.3 million of operational consolidation expenses during the nine months ended September 30, 2006 and expended $2.7 million of cash. Of this charge, $5.6 million related to 2006 plans and $0.7 million related to prior period plans, all related to severance. Vehicle Control Systems incurred $1.0 million of operational consolidation expenses during the third quarter of 2005 and $8.0 million during the first nine months of 2005. Vehicle Control Systems expects to incur $2.2 million during the remainder of 2006 to complete the plans outstanding as of September 30, 2006.

The Company expects that essentially all of the $30.5 million balance as of September 30, 2006 will be utilized by the end of 2007.

During 2005 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2005. The total cost of the 2005 actions was $69.2 million and included the elimination of 1,108 jobs.

Note 10. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and nine months ended September 30, 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2006	2005	2005	2006	2006	2005	2005
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$16.1	$2.0	$13.7	$1.6	$43.8	$6.0	$43.9	$6.0
Interest cost on the projected benefit obligation	21.2	4.4	19.6	4.1	62.6	13.1	60.1	12.9
Less assumed return on plan assets	(21.3)	—	(17.6)	—	(64.1)	—	(54.0)	—
Amortization of prior service cost	1.8	(1.2)	1.6	(1.1)	5.4	(3.6)	4.7	(3.3)
Amortization of net loss	3.7	1.6	3.7	1.4	11.2	4.9	10.1	4.8

Defined benefit plan cost	21.5	6.8	21.0	6.0	58.9	20.4	64.8	20.4
Curtailment gain	—	—	0.5	—	—	—	0.5	(0.1)

Net defined benefit cost afte curtailment gain	$21.5	$6.8	$21.5	$6.0	$58.9	$20.4	$65.3	$20.3

Accretion expense reflected in “Other expense (income)”	$(0.1)	$4.4	$2.0	$4.1	$(1.5)	$13.1	$6.1	$12.9

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $55.3 million to the domestic pension plans and $23 million to non-U.S. plans in 2006. In the third quarter of 2006, $3.6 million was contributed to domestic plans and $5.1 million was contributed to foreign plans. For the nine months ended September 30, 2006, $15.5 million was contributed to non-U.S. plans and $55.3 million was contributed to domestic plans.

Note 11. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2006 (dollars in millions):

Segment	December 31, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	Other	September 30, 2006
Air Conditioning Systems and Services	$305.1	$—	$—	$1.2	0.1	$306.4
Bath and Kitchen	542.1	—	—	38.4	(17.0)	563.5
Vehicle Control Systems	311.7	—	—	21.0	—	332.7

Total	$1,158.9	$—	$—	$60.6	$(16.9)	$1,202.6

The $17 million reduction of Bath and Kitchen goodwill during 2006 relates to the reversal of a valuation allowance on deferred tax assets associated with a previously acquired entity that were fully reserved for at the time of the acquisition.

The following table summarizes the Company’s intangible assets by asset classification as of September 30, 2006 and December 31, 2005:

Description	September 30, 2006 Gross Amount	September 30, 2006 Accumulated Amortization	September 30, 2006 Net	Expected Amortization for the Next 5 Years
Patents	$7.6	$(7.1)	$0.5	$(0.4)
Trademarks	7.9	(2.3)	5.6	(1.4)
Customer lists	2.5	(0.8)	1.7	(0.8)
Covenant not to compete	1.3	(1.2)	0.1	(0.1)
Other	2.7	(2.1)	0.6	(0.6)

Total	$22.0	$(13.5)	$8.5	$(3.3)

Description	December 31, 2005 Gross Amount	December 31, 2005 Accumulated Amortization	December 31, 2005 Net
Patents	$7.7	$(6.9)	$0.8
Trademarks	7.9	(1.8)	6.1
Customer lists	2.2	(0.3)	1.9
Covenant not to compete	1.3	(1.0)	0.3
Other	1.8	(1.6)	0.2

Total	$20.9	$(11.6)	$9.3

The Company recognized $0.7 million and $0.6 million of amortization expense related to intangible assets during the third quarter of 2006 and 2005, respectively. The Company recognized $1.5 million and $1.3 million of amortization expense during the first nine months of 2006 and 2005, respectively.

Note 12. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three and nine months ended September 30, 2006 and 2005, unaudited statements of cash flows for the nine months ended September 30, 2006 and 2005, and unaudited balance sheets as of September 30, 2006 and December 31, 2005 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI , ASII and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,562.5	$1,509.9	$4.2	$(111.8)	$2,964.8

Costs and expenses and other (income)/expense:
Cost of sales	—	1,116.4	1,185.0	5.7	(111.4)	2,195.7
Selling and administrative expenses	—	301.4	221.4	0.1	(1.0)	521.9
Other (income)/expense	—	9.7	(1.4)	(2.8)	0.6	6.1
Interest expense	—	25.2	4.5	—	—	29.7
Intercompany interest expense (income)	—	14.0	(14.0)	—	—	—

Total expenses	—	1,466.7	1,395.5	3.0	(111.8)	2,753.4

Income before income taxes and equity in net income of consolidated subsidiaries	—	95.8	114.4	1.2	—	211.4
Income taxes	—	19.1	41.0	0.4	—	60.5

Income/(loss) before equity in net income of consolidated subsidiaries	—	76.7	73.4	0.8	—	150.9
Equity in net income of consolidated subsidiaries	150.9	—	—	—	(150.9)	—

Net income/(loss)	$150.9	$76.7	$73.4	$0.8	$(150.9)	$150.9

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidaries	Eliminations	Consolidated Total
Sales	$—	$4,471.5	$4,331.8	$12.0	$(307.8)	$8,507.5

Costs and expenses and other expense:
Cost of sales	—	3,191.8	3,365.6	14.4	(307.0)	6,264.8
Selling and administrative expenses	—	882.9	665.0	0.2	(3.1)	1,545.0
Other (income) expense	—	12.8	1.7	(7.5)	2.3	9.3
Interest expense	—	78.2	13.4	—	—	91.6
Intercompany interest expense (income)	—	38.6	(38.6)	—	—	—

Total expenses	—	4,204.3	4,007.1	7.1	(307.8)	7,910.7

Income before income taxes and equity in net income of consolidated subsidiaries	—	267.2	324.7	4.9	—	596.8
Income taxes	—	66.8	101.5	1.8	—	170.1

Income before equity in net income of consolidated subsidiaries	—	200.4	223.2	3.1	—	426.7
Equity in net income of consolidated subsidiaries	426.7	—	—	—	(426.7)	—

Net income/(loss)	$426.7	$200.4	$223.2	$3.1	$(426.7)	$426.7

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.9	$1.2	$242.5	$2.8	$—	$247.4
Accounts receivable, net	—	683.3	837.0	40.5	—	1,560.8
Inventories	—	628.4	688.5	—	—	1,316.9
Other current assets	—	246.8	194.1	11.7	—	452.6

Total current assets	0.9	1,559.7	1,962.1	55.0	—	3,577.7
Facilities, net	—	646.6	1,001.4	—	—	1,648.0
Goodwill, net	—	178.0	1,024.6	—	—	1,202.6
Investment in subsidiaries	3,004.4	—	—	—	(3,004.4)	—
Long-term asbestos receivable	—	381.8	—	—	—	381.8
Other assets	—	464.1	160.4	9.2	—	633.7

Total assets	$3,005.3	$3,230.2	$4,148.5	$64.2	$(3,004.4)	$7,443.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$78.5	$30.4	$—	$—	$108.9
Current maturities of long-term debt	—	1.5	1.3	—	—	2.8
Other current liabilities	—	953.7	1,589.7	81.6	—	2,625.0

Total current liabilities	—	1,033.7	1,621.4	81.6	—	2,736.7
Long-term debt	—	1,393.3	322.6	—	—	1,715.9
Reserve for post-retirement benefits	—	222.4	408.3	—	—	630.7
Intercompany accounts, net	2,043.2	(43.9)	(1,839.6)	(159.7)	—	—
Long-term portion of asbestos liability	—	665.5	—	—	—	665.5
Other long-term liabilities	(1.0)	358.1	189.3	185.5	—	731.9

Total liabilities	2,042.2	3,629.1	702.0	107.4	—	6,480.7

Total shareholders’ equity (deficit)	963.1	(398.9)	3,446.5	(43.2)	(3,004.4)	963.1

Total liabilities and shareholders’ equity (deficit)	$3,005.3	$3,230.2	$4,148.5	$64.2	$(3,004.4)	$7,443.8

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsid- iaries	Elimin- ations	Consoli- dated Total
Cash provided (used) by:
Operating activities:
Net income	$426.7	$200.4	$223.2	$3.1	$(426.7)	$426.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	76.5	130.5	—	—	207.0
Equity in earnings of affiliates, net of dividends received	—	(3.7)	(10.0)	—	—	(13.7)
Non-cash stock compensation	—	75.0	—	—	—	75.0
Gain/loss on sale of property and equipment	—	—	(3.9)	—	—	(3.9)
Equity in net income of subsidiary	(426.7)	—	—	—	426.7	—
Changes in assets and liabilities:
Accounts receivable	—	(146.0)	(201.3)	(17.5)	—	(364.8)
Inventories	—	(115.6)	(93.5)	—	—	(209.1)
Accounts payable	—	51.4	87.5	—	—	138.9
Other accrued liabilities	—	78.6	150.8	(5.1)	—	224.3
Post-retirement benefits	—	(32.6)	3.4	—	—	(29.2)
Asbestos receivable/liability, net	—	(5.3)	—	—	—	(5.3)
Other long-term liabilities	—	15.7	(36.7)	8.5	—	(12.5)
Other current and long-term assets	—	(12.3)	(5.9)	8.4	—	(9.8)

Net cash (used)/provided by operating activities	—	182.1	244.1	(2.6)	—	423.6

Investing activities:
Purchase of property, plant and equipment	—	(67.6)	(70.7)	—	—	(138.3)
Investments in affiliated companies	—	—	—	—	—	—
Investments in computer software	—	(18.7)	(9.2)	—	—	(27.9)
Loan to unconsolidated joint venture, net	—	3.9	—	—	—	3.9
Proceeds from the disposal of property/equipment	—	—	16.0	—	—	16.0

Net cash used by investing activities	—	(82.4)	(63.9)	—	—	(146.3)

Financing activities:
Proceeds from issuance of long-term debt	—	14.1	0.8	—	—	14.9
Repayments of long-term debt	—	(310.5)	(1.1)	—	—	(311.6)
Net change in revolving credit facility	—	378.8	(93.6)	—	—	285.2
Net change in other short-term debt	—	78.5	12.7	—	—	91.2
Purchases of treasury stock	(450.0)	—	—	—	—	(450.0)
Dividend payments	(108.9)	—	—	—	—	(108.9)
Net change in intercompany accounts	510.5	(402.5)	(110.8)	2.8	—	—
Proceeds from exercise of stock options	33.2	—	—	—	—	33.2
Proceeds from foreign exchange forward contracts	—	1.4	—	—	—	1.4
Other common stock issued or reacquired, net	16.0	—	—	—	—	16.0

Net cash (used)/provided by financing activities	0.8	(240.2)	(192.0)	2.8	—	(428.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	8.0	—	—	8.0

Net increase (decrease) in cash and cash equivalents	0.8	(140.5)	(3.8)	0.2	—	(143.3)
Cash and cash equivalents at beginning of year	0.1	141.7	246.3	2.6	—	390.7

Cash and cash equivalents at end of year	$0.9	$1.2	$242.5	$2.8	$—	$247.4

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,395.7	$1,318.6	$3.5	$(93.8)	$2,624.0

Costs and expenses and other expense:
Cost of sales	—	988.1	997.1	4.5	(93.2)	1,896.5
Selling and administrative expenses	—	264.1	208.0	0.1	(1.1)	471.1
Other (income) expense	—	8.3	(1.2)	(1.4)	0.5	6.2
Interest expense	—	27.6	1.3	—	—	28.9
Intercompany interest expense (income)	—	4.1	(4.1)	—	—

Total expenses	—	1,292.2	1,201.1	3.2	(93.8)	2,402.7

Income before income taxes and equity in net income of consolidated subsidiaries	—	103.5	117.5	0.3	—	221.3
Income taxes	—	17.6	44.6	—	—	62.2

Income/(loss) before equity in net income of consolidated subsidiaries	—	85.9	72.9	0.3	—	159.1
Equity in net income of consolidated subsidiaries	159.1	—	—	—	(159.1)	—

Net income/(loss)	$159.1	$85.9	$72.9	$0.3	$(159.1)	$159.1

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,968.3	$4,067.4	$9.9	$(326.3)	$7,719.3

Costs and expenses and other expense:
Cost of sales	—	2,837.8	3,091.6	11.5	(325.3)	5,615.6
Selling and administrative expenses	—	780.2	637.6	0.4	(3.1)	1,415.1
Other (income) expense	—	48.7	(46.4)	(4.3)	2.1	0.1
Interest expense	—	83.5	5.6	—	—	89.1
Intercompany interest expense (income)	—	10.7	(10.7)	—	—	—

Total expenses	—	3,760.9	3,677.7	7.6	(326.3)	7,119.9

Income before income taxes and equity in net income of consolidated subsidiaries	—	207.4	389.7	2.3	—	599.4
Income taxes	—	42.5	64.3	0.7	—	107.5

Income before equity in net income of consolidated subsidiaries	—	164.9	325.4	1.6	—	491.9
Equity in net income of consolidated subsidiaries	491.9	—	—	—	(491.9)	—

Net income	$491.9	$164.9	$325.4	$1.6	$(491.9)	$491.9

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$141.7	$246.3	$2.6	$—	$390.7
Accounts receivable, net	—	537.3	601.0	23.0	—	1,161.3
Inventories	—	512.8	565.4	—	—	1,078.2
Other current assets	—	258.6	161.3	16.1	—	436.0

Total current assets	0.1	1,450.4	1,574.0	41.7	—	3,066.2
Facilities, net	—	629.7	986.5	—	—	1,616.2
Goodwill, net	—	178.0	980.9	—	—	1,158.9
Investment in subsidiaries	2,454.2	—	—	—	(2,454.2)	—
Long-term asbestos receivable	—	384.0	—	—	—	384.0
Other assets	—	449.1	181.2	12.2	—	642.5

Total assets	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$—	$17.5	$—	$—	$17.5
Current maturities of long-term debt	—	2.0	0.6	—	—	2.6
Other current liabilities	—	876.7	1,314.6	17.5	—	2,208.8

Total current liabilities	—	878.7	1,332.7	17.5	—	2,228.9
Long-term debt	—	1,282.8	393.3	—	—	1,676.1
Reserve for post-retirement benefits	—	254.9	376.7	—	—	631.6
Intercompany accounts, net	1,531.8	362.4	(1,760.7)	(133.5)	—	—
Long-term portion of asbestos liability	—	673.0	—	—	—	673.0
Other long-term liabilities	—	296.5	273.2	166.0	—	735.7

Total liabilities	1,531.8	3,748.3	615.2	50.0	—	5,945.3

Total shareholders’ equity (deficit)	922.5	(657.1)	3,107.4	3.9	(2,454.2)	922.5

Total liabilities and shareholders’ equity (deficit)	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

Note 12. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$491.9	$164.9	$325.4	$1.6	$(491.9)	$491.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	74.4	123.0	—	—	197.4
Equity in earnings of affiliates, net of dividends received	—	(9.0)	(8.2)	—	—	(17.2)
Non-cash stock compensation	—	49.0	—	—	—	49.0
Other	—	(3.7)	(0.9)	—	—	(4.6)
Equity in net income of subsidiaries	(491.9)	—	—	—	491.9	—
Changes in assets and liabilities:
Accounts receivable	—	(98.7)	(88.6)	—	—	(187.3)
Inventories	—	(57.3)	(40.3)	—	—	(97.6)
Accounts payable	—	44.2	(28.3)	0.2	—	16.1
Other accrued liabilities and taxes	—	(56.1)	161.0	(14.5)	—	90.4
Post-retirement benefits	—	(32.6)	8.0	—	—	(24.6)
Asbestos receivable/liability, net	—	3.5	—	—	—	3.5
Other current and long-term assets	—	50.3	(57.4)	13.1	—	6.0
Other long-term liabilities	—	36.2	(38.7)	16.0	—	13.5

Net cash provided by operating activities	—	165.1	355.0	16.4	—	536.5

Investing activities:
Purchase of property, plant and equipment	—	(94.1)	(94.2)	—	—	(188.3)
Investment in affiliated companies	—	(4.8)	(15.2)	—	—	(20.0)
Investments in computer software	—	(17.4)	(15.7)	—	—	(33.1)
Loan to unconsolidated joint venture, net	—	8.9	—	—	—	8.9
Proceeds from the disposal of property/equipment	—	18.1	8.4	—	—	26.5

Net cash used by investing activities	—	(89.3)	(116.7)	—	—	(206.0)

Financing activities:
Proceeds from issuance of long-term debt	—	201.2	1.3	—	—	202.5
Repayments of long-term debt	—	(209.2)	(0.8)	—	—	(210.0)
Net change in revolving credit facility	—	195.0	4.5	—	—	199.5
Net change in other short-term debt	—	(11.5)	(6.3)	—	—	(17.8)
Purchases of treasury stock	(338.4)	—	—	—	—	(338.4)
Dividend payments	(95.3)	—	—	—	—	(95.3)
Net change in intercompany accounts	396.9	(246.8)	(134.0)	(16.1)	—	—
Proceeds from exercise of stock options	30.3	—	—	—	—	30.3
Proceeds from settlement of foreign exchange forward contracts	—	(2.8)	—	—	—	(2.8)
Other common stock issued or reacquired, net	6.6	—	—	—	—	6.6

Net cash used by financing activities	0.1	(74.1)	(135.3)	(16.1)	—	(225.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.4)	—	—	(4.4)

Net increase in cash and cash equivalents	0.1	1.7	98.6	0.3	—	100.7
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8	—	229.4

Cash and cash equivalents at end of year	$0.2	$(6.9)	$333.7	$3.1	$—	$330.1

Note 13. Divestiture

On May 31, 2006, the Company sold the ceramic cartridge manufacturing operation of its European faucet business. The Company received approximately $13.1 million of net cash proceeds from the sale transaction and recognized a pretax gain of approximately $6.3 million, which is included in other income in the accompanying consolidated statements of income.

Note 14. Segment Data

Summary Segment and Income Statement Data

Dollars in millions

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales:
Air Conditioning Systems and Services	$1,840.0	$1,599.0	$5,161.9	$4,484.0
Bath and Kitchen	620.2	590.0	1,849.9	1,843.0
Vehicle Control Systems	504.6	435.0	1,495.7	1,392.3

Total Sales	$2,964.8	$2,624.0	$8,507.5	$7,719.3

Segment Income:
Air Conditioning Systems and Services	$247.6	$214.8	$656.5	$521.3
Bath and Kitchen	(18.9)	21.3	(14.7)	101.7
Vehicle Control Systems	63.8	57.3	191.2	193.0

Total Segment Income	292.5	293.4	833.0	816.0
Equity in net income of unconsolidated joint ventures	5.6	8.6	27.6	27.4

	298.1	302.0	860.6	843.4
Interest expense	29.7	28.9	91.6	89.1
Corporate and other expenses	57.0	51.8	172.2	154.9

Income before income taxes	211.4	221.3	596.8	599.4
Income Taxes	60.5	62.2	170.1	107.5

Net income applicable to common shares	$150.9	$159.1	$426.7	$491.9

Upon adoption of FAS 123R in 2006, each of the Company’s segments includes compensation expense associated with share-based payment awards. For the three months ended September 30, 2006 segment income of Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems includes $2.9 million, $1.0 million and $0.6 million, respectively, of compensation expense associated with share-based payment awards. For the nine months ended September 30, 2006 segment income of Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems includes $8.6 million, $3.1 million and $1.8 million of compensation expense associated with share-based payment awards, respectively.

Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits, share-based compensation expense and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with our receivable securitization programs (See Note 8 of Notes to Financial Statements in our Form 10-K

for the year ended December 31, 2005), pension and post-retirement benefit costs related to the corporate functions listed above and accretion expense associated with the Company’s post-retirement benefit plans (See Note 6 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2005), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses. For the three months and nine months ended September 30, 2006, corporate and other expenses include $3.3 million and $10.2 million, respectively, of compensation expense associated with share-based payment awards.

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

Financial Results Overview

Total segment income as referred to in the table below represents the summation of segment income of the Company’s three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems. The presentation of total segment income and total segment income as a percentage of sales is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income and total segment income as a percentage of sales are not meant to be substitutes for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. In addition, the Company uses total segment income to make strategic and capital investment decisions, allocate resources and report business performance to the Board of Directors. Segment income also may be used, in part, to determine incentive compensation for certain employees. See Note 14 of Notes to Financial Statements for a reconciliation of segment income to net income applicable to common shares. In addition, please see the table directly below for presentation of total segment income as a percentage of sales and net income applicable to common shares as a percentage of sales and information on the presentation of segment income excluding effects of foreign exchange translation in results of operations by business segment. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

Following is an analysis of changes in sales, total segment income and total segment income as a percentage of sales for the Company for the third quarter of 2006 compared with the third quarter of 2005, with and without the effects of foreign exchange translation.

		Three Months Ended September 30, 2006
(Dollars in millions)	Three Months Ended September 30, 2005 Reported	2006 Reported	Percentage Change Reported		Excluding foreign exchange translation
					2006 Adjusted Amount	Percentage Change Adjusted
Sales	$2,624.0	$2,964.8	13.0%		$2,914.5	11.1%
Total segment income	293.4	292.5	(0.3)%		289.0	(1.5)%
Total segment income as a percentage of sales	11.2%	9.9%	(1.3	) pts.	9.9%	0.0 pts.
Net income applicable to common shares	$159.1	$150.9
Net income applicable to common shares as a percentage of sales	6.1%	5.1%

Sales in the third quarter of 2006 were $2,964.8 million, an increase of 13.0% (11.1% excluding favorable foreign exchange translation effects) from $2,624.0 million in the third quarter of 2005. Sales increased 15.1% for Air Conditioning Systems and Services, increased 5.1% for Bath and Kitchen and increased 16.0% for Vehicle Control Systems. Sales for the nine-months ended September 30, 2006 were $8,507.5 million, an increase of 10.2% (10.3% excluding unfavorable foreign exchange translation effects) from $7,719.3 million during the first nine months of 2005. Sales increased 15.1% for Air Conditioning Systems and Services, increased 0.4% for Bath and Kitchen and increased 7.4% for Vehicle Control Systems.

Total segment income was $292.5 million for the third quarter of 2006, a decrease of 0.3% (a decrease of 1.5% excluding favorable foreign exchange translation effects) from $293.4 million in the third quarter of 2005. Segment income increased $32.8 million or 15.3% for Air Conditioning Systems and Services, decreased $40.2 million for Bath and Kitchen and increased $6.5 million or 11.3% for Vehicle Control Systems. Total segment income for the third quarter of 2006 as compared to 2005 reflected strong performance in the Company’s Air Conditioning Systems and Services and Vehicle Controls segments, which almost offset the significant decrease in performance of the Bath and Kitchen segment. The results of each of the Company’s reportable segments are discussed in greater detail in the Results of Operations by Business Segment discussion that follows. Total segment income was $833.0 million for the first nine months of 2006, an increase of 2.1% with and without foreign exchange translation effects from $816.0 million during the first nine months of 2005. Segment income increased $135.2 million or 25.9% for Air Conditioning Systems and Services, decreased $116.4 million for Bath and Kitchen and decreased $1.8 million or 0.9% for Vehicle Control Systems. Segment income for the nine months ended September 30, 2006 was impacted by the same factors as discussed above.

Net income for the third quarter of 2006 was $150.9 million, down 5.2% from $159.1 million a year ago. Net income was $0.74 per diluted share in the third quarter of 2006, flat when compared to $0.74 per diluted share a year ago. Total segment income remained relatively flat year over year as improved performance in the Air Conditioning Systems and Services and Vehicle Control Systems principally offset significantly reduced performance in the Company’s Bath and Kitchen segment. Net income in the quarter included $29.3 million of operational consolidation expenses ($20.2 million net of $9.1 million of tax benefits), primarily related to actions taken in the Bath and Kitchen segment as compared to $10.9 million ($6.6 million net of $4.3 million of tax benefits) in 2005 (see Note 9 of Notes to Financial Statements). Net income for the three months ended September 30, 2006 also included $7.8 million of compensation expense ($5.4 million net of $2.4 million of tax benefits and $0.03 per diluted share) attributable to the fair value of share based payment awards.

Net income for the nine months ended September 30, 2006 was $426.7 million, down 13.3% from $491.9 million a year ago. Net income was $2.06 per diluted share, down 8.8% from $2.26 per diluted share a year ago. The improvement in total segment income performance was not enough to offset lower tax benefits during 2006 as compared to 2005, which resulted in lower net income. Specifically, the Company recorded $84.4 million of tax benefits in 2005 primarily related to the resolution of tax audits, tax contingencies and the impact of other non-U.S. tax planning initiatives on prior tax years as compared to $12.5 million of benefits during the first nine months of 2006 primarily related to the reduction of a tax contingency and amounts principally related to adjustments of the 2005 tax provision to the final 2005 tax returns. Net income for the nine months ended September 30, 2006 included $52.3 million of operational consolidation expenses ($36.5 million net of $15.8 million of tax benefits) as compared to $55.5 million ($37.6 million net of $17.9 million of tax benefits) in 2005 (see Note 9 of Notes to Financial Statements). Net income for the nine months ended September 30, 2006 also included $23.7 million of compensation expense ($16.4 million net of $7.3 million of tax benefits and $0.08 per diluted share) attributable to the fair value of share based payment awards and a $6.3 million gain ($3.9 million net of tax benefits) associated with the sale of the ceramic cartridge manufacturing operation of its European Bath and Kitchen business.

In the third quarter of 2006, total segment income was essentially flat as compared to 2005. Total segment income in 2006 reflected improved pricing of approximately $59 million, volume and mix increases of approximately $57 million, productivity improvements through materials management and other programs of approximately $35 million and the benefits from prior operational consolidations of approximately $11 million. Offsetting these improvements were continued commodity, energy and logistics cost escalations of approximately $80 million primarily due to increased copper, aluminum and fuel costs, additional investments primarily in new product development and marketing of approximately $24 million, labor cost inflation and costs associated with inventory reduction programs related to Bath and Kitchen of approximately $28 million, increased operational consolidation expenses of $18 million and increased warranty costs of approximately $7 million primarily driven by higher sales. Segment income for the quarter also reflected $4.6 million of compensation expense attributable to the fair value of share based payment awards. The Company’s performance for the nine months ended September 30, 2006 was impacted by many of the same items mentioned above. See discussions below for year over year change in segment income for each business segment.

In the fourth quarter, the Company plans to continue to evaluate additional operational consolidation activities, asset sales and tax items. However, the Company is not certain of the amount or timing of operational consolidation expenses and gains or losses on asset sales and tax items that may occur in the future.

The Company has elected to prospectively recognize stock compensation expense and has not restated prior period results. In 2005, the Company accounted for share based payment awards in accordance with APB 25. Since the exercise price of awards was equal to the fair market value of the Company’s stock on the grant date, the Company was not required to recognize compensation expense for outstanding awards. A disclosure is included in Note 5 of Notes to Financial Statements regarding the impact of expensing the fair value of share based awards. The expense of $7.8 million ($5.4 million net of tax) recognized during the third quarter of 2006 represents an increase of $0.6 million when compared to the pro forma expense for the third quarter of 2005. The expense of $23.7 million ($16.4 million net of tax) recognized during the first nine months of 2006 represents an increase of $1.4 million when compared to the pro forma expense for the first nine months of 2005. The increase relates to restricted stock expense in 2006. As of September 30, 2006, the Company has unrecognized share based payment expense of $34.6 million that will be recognized over the remainder of the requisite service period, which the Company expects to be approximately $8.0 million per quarter in 2006. See Note 5 of Notes to Financial Statements.

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

Air Conditioning Systems and Services Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Air Conditioning Systems and Services for the third quarter of 2006 compared with the third quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended September 30, 2006
(Dollars in millions)	Three Months Ended September 30, 2005 Reported	2006 Reported	Percentage Change Reported	Excluding foreign exchange translation
				2006 Adjusted Amount	Percentage Change Adjusted
Sales	$1,599.0	$1,840.0	15.1%	$1,828.3	14.3%
Segment income	$214.8	$247.6	15.3%	$246.5	14.8%
Segment income as a percentage of sales	13.4%	13.5%	0.1pts.	13.5%	0.1pts.

Sales of Air Conditioning Systems and Services increased 15.1% (14.3% excluding favorable foreign exchange translation effects) to $1,840.0 million for the third quarter of 2006 from $1,599.0 million for the third quarter of 2005. Overall, sales benefited from favorable mix of high-efficiency residential equipment sales, continued improvements in commercial equipment sales and continued growing parts and services sales. Sales benefited during the third quarter of 2006 from price increases of approximately $50 million with the remainder of the increase driven by volume and mix. The price increases realized in the quarter helped offset rising copper and aluminum commodity costs, but despite such price increases the rising commodity costs continue to impact segment income as a percentage of sales. Commercial equipment sales, which represent approximately 25% of total Company sales, increased 17.5% on a global basis. This was the fourth consecutive quarter of double-digit growth and tenth consecutive quarter of growing commercial equipment sales at an accelerated rate. Within the commercial equipment segment, for the quarter global unitary sales were up 17.2%, and global applied sales were up 17.9%. Sales increased 9.4% in the parts, services and solutions part of our business for the quarter.

Globally, orders were up 25% (excluding favorable foreign exchange translation effects) in the third quarter of 2006 as compared to 2005. In the Americas, total orders were up 27%, with both applied and unitary orders experiencing double-digit growth. Internationally, orders increased 18% (excluding favorable foreign exchange translation effects) in the third quarter of 2006. Backlog at the end of the quarter was $982 million, up 50% (excluding favorable foreign exchange translation effects) from the third quarter of last year. This marks the eleventh consecutive quarter of year-over-year backlog growth. The Company believes that the current quarter’s continued growth in sales, backlog and orders are indicators that global commercial equipment market is in the middle of its current growth cycle. The commercial equipment market in the U.S. was up an estimated 14% year-over-year, consisting of 3% growth in price and 10-11% growth in volume. Within the U.S. commercial equipment market, the Company experienced growth in the lodging, manufacturing, government and healthcare markets. Markets in Europe, the Middle East and Asia increased in the mid-single digits.

Sales of the Company’s residential products continued to grow, up 17.4% year-over-year. This increase was driven by the combination of favorable mix and improved price. Continued favorable mix was driven by the continued increase in sales of higher efficiency 13 SEER (“Seasonal Energy Efficiency Ratio”) and above models. The government mandated transition to higher efficiency technology, through its minimum 13 SEER requirement, became effective on January 23, 2006. Partially offsetting the favorable mix and improved price was a volume decrease during the quarter from lower market unit volume. The Company estimates that the residential unitary market was down approximately 25% in units in the third quarter of 2006 as compared to the third quarter of 2005. The Company believes that the market decrease in the third quarter was attributable to higher final buys of 10 SEER products in 2005 in advance of the 13 SEER transition in the first quarter of 2006, along with the slowing home building market and slightly cooler weather in 2006 as compared to 2005. The Company believes that the continued contraction of the U.S. housing market and the lack of 10 SEER pre-buy activity for the remainder of 2006 as compared to 2005 will continue to exert pressure on industry growth for the remainder of 2006.

Air Conditioning Systems and Services sales for the nine-months ended September 30, 2006 were $5,161.9 million up 15.1% when compared to sales for the nine-months ended September 30, 2005. Sales for the nine-months ended September 30, 2006 were favorably impacted by many of the same factors that drove revenue growth in the third quarter 2006.

Segment income of Air Conditioning Systems and Services increased 15.3% (14.8% excluding favorable foreign exchange translation effects) to $247.6 million in the third quarter of 2006 from $214.8 million in the third quarter of 2005. Segment income benefited from price increases of approximately $50 million, volume and mix increases of approximately $49 million, productivity improvements of approximately $17 million and benefits from prior operational consolidation programs of approximately $2 million. In addition, segment income included $2.9 million less of operational consolidation expenses as compared to 2005. These improvements were partially offset by commodity cost increases principally associated with copper and aluminum of approximately $49 million, labor cost and other operating costs escalations of approximately $19 million, incremental investments primarily in new product development and marketing of approximately $17 million and increased warranty costs of approximately $3 million. The residential business expects to continue to invest in higher energy-efficient solutions and new product launches associated with indoor air quality products and the commercial business will continue investments in new equipment and controls related products. Segment income for the third quarter of 2006 and the nine-months ended September 30, 2006 included $2.9 million and $8.6 million, respectively, of compensation expense associated with expensing the fair value of share-based payment awards.

Segment income increased 25.9% (25.6% excluding favorable foreign exchange translation effects) to $656.5 million in the first nine-months of 2006 from $521.3 million in the comparable prior period of 2005. The improvement in segment income during the first nine-months of 2006 was due to the same items as mentioned above. In addition, operational consolidation expenses for the first nine-months of 2006 were $0.4 million as compared to an expense of $25.0 million in 2005. Operational consolidation expenses in 2005 included charges associated with severance and job eliminations designed to improve the effectiveness and efficiency of the business on a global basis as well as charges associated with the closure of a plant.

Bath and Kitchen Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Bath and Kitchen for the third quarter of 2006 compared with the third quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended September 30, 2006
(Dollars in millions)	Three Months Ended September 30, 2005 Reported	2006 Reported	Percentage Change Reported		Excluding foreign exchange translation
					2006 Adjusted Amount	Percentage Change Adjusted
Sales	$590.0	$620.2	5.1%		$602.2	2.1%
Segment income	$21.3	$(18.9)	(188.7)%		$(18.7)	(187.8)%
Segment income as a percentage of sales	3.6%	(3.0)%	(6.6	)pts.	(3.1)%	(6.7	)pts.

Sales for Bath and Kitchen increased 5.1% (2.1% excluding favorable foreign exchange translation effects) to $620.2 million in the third quarter of 2006 from $590.0 million in the third quarter of 2005. Sales increased 7.6% in Europe (increased 2.9% excluding favorable foreign exchange translation effects) which is the Company’s largest region for this segment, increased 2.1% in the Americas (increased 1.6% excluding favorable foreign exchange translation effects) and increased 3.4% in Asia (decreased 1.4% excluding favorable foreign exchange translation effects). The sales increase in Europe reflected favorable price and volume, which were partially offset by weaker mix. Sales in the Americas region benefited from pricing actions, but were adversely impacted by volume and mix, due in part to lower fittings sales as the business continued its launch of new products in this category. Sales in Asia were down as the Chinese government continued to tighten control over the expansion of its property markets. Sales for the nine-months ended September 30, 2006 were $1,849.9 million up 0.4% (0.6% excluding unfavorable foreign exchange translation effects) when compared to sales for the nine-months ended September 30, 2005. Sales for the nine-months ended September 30, 2006 were impacted by many of the third quarter 2006 factors described above.

Segment income for Bath and Kitchen decreased $40.2 million ($40.0 million excluding unfavorable foreign exchange translation effects) to $(18.9) million in the third quarter of 2006 from $21.3 million in the third quarter of 2005. Segment income was negatively impacted by a reduction in sales volumes primarily in the Americas and mix of approximately $9 million, approximately $22 million of commodity and logistics cost increases, including energy and certain metals, approximately $13 million of costs associated with lower production, inventory model reductions and labor and other cost escalations, approximately $5 million of increased investments in new product development and marketing, approximately $3 million related to increased warranty expenses and $19 million of additional operational consolidation charges in 2006 as compared to 2005. These were partially offset by approximately $20 million in price increases, approximately $5 million of productivity improvements and approximately $7 million of benefits associated with previous operational consolidation activities. Segment income for the third quarter of 2006 and the nine months ended September 30, 2006 also included the impact of $1.0 million and $3.1 million, respectively, of expense associated with expensing the fair value of share-based payment awards.

Segment income decreased $116.4 million ($115.9 million excluding unfavorable foreign exchange translation effects) to $(14.7) million in the first nine-months of 2006 from $101.7 million in the comparable period of 2005. The decrease in segment income in the first nine-months of 2006 was largely the result of the same items impacting results in the third quarter of 2006 mentioned above. Operational consolidation expenses for the first nine-months of 2006 were $45.4 million as compared to $22.5 million in the first nine-months of 2005.

The Company began to take actions in the fourth quarter of 2005 and throughout 2006 to improve manufacturing performance and developed plans to increase pricing and introduce new products in 2006. The status of these initiatives is as follows:

(i)	Manufacturing operations in Europe continue to improve, which has led to increased product availability of higher value products to meet marketplace demand in Europe. New product launches in Europe are being received well and production levels continue to improve.

(ii)	Sales in the Americas of the new improved version of the Cadet 3 mainstream toilet and Lifetime whirlpool tub are progressing well. However, the sales related to new fittings product launches such as the EverClean and Speed Connect faucets in the Americas are not growing at the rate the Company originally expected. This is adversely impacting financial performance in the Americas as fittings products typically generate higher margins than ceramic based products.

(iii)	Positive results from pricing actions continue to be realized, but these actions are still lagging behind commodity and energy cost increases.

Bath and Kitchen financial results for the third quarter of 2006 fell below the Company’s expectations. Commodity cost escalations and unexpected sales volume decreases in the Americas, as discussed above, account for the majority of the unfavorable performance in the third quarter of 2006. The Company expects performance in the fourth quarter of 2006 to be similar to that in the third quarter of 2006.

The Company continues to look for opportunities to improve productivity through simplification of business processes and product lines. To that end, Bath and Kitchen recognized $25.4 million of operational consolidation expense during the third quarter of 2006. Bath and Kitchen incurred $13.0 million of operational consolidation charges associated with a plan designed to keep the business cost competitive, optimize manufacturing capabilities and continue to rebuild the profitability of the business. Specifically, the Company announced on July 19, 2006 a consolidation of its ceramics manufacturing operations in the United Kingdom. The Company will discontinue the production of ceramics at its Hull location and relocate all of these products to more cost-effective locations. The charge is comprised of $7.7 million of severance and job elimination expenses and $5.3 of other exit related costs and is expected to result in approximately $10.9 million of annualized savings starting in 2007. The remainder of the third quarter charge is associated with other 2006 actions and the continuation of 2005 programs. Operational consolidation expenses for the third quarter of 2005 amounted to $6.5 million. Operational consolidation expenses for the first nine months of 2006 amounted to $45.4 million as compared to $22.5 million in the first nine months of 2005. The charges for the first nine months of 2006 relate to the third quarter action described above, charges from the second quarter related to plans to consolidate some new product development, supply chain, and finance and administrative activities in Europe and other 2006 actions. The cumulative 2006 actions discussed above are expected to yield savings of approximately $26 million on an annualized basis in 2007. In addition, the Company has initiated the following actions in an effort to continue to rebuild the profitability of the business and focus on the core of the Bath and Kitchen business:

(i)	On May 31, 2006, as part of an outsourcing initiative, the Company sold the ceramic cartridge manufacturing operation of its European Bath and Kitchen business in order to reduce the cost structure of its fittings product portfolio. The Company received approximately $13.1 million of net cash proceeds from the sale transaction and recognized a pretax gain of approximately $6.3 million.

(ii)	Continue to pursue the sale of a non-strategic product line of its Bath and Kitchen segment, which generates approximately $60 million of revenues on an annual basis. However, the timing of the transaction is uncertain and there can be no assurance that it will be completed.

The Company is currently evaluating additional operational consolidation actions to improve productivity and simplify processes given the unfavorable financial results in 2006. The nature, timing and costs of such actions is not yet determined.

Vehicle Control Systems Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Vehicle Control Systems for the third quarter of 2006 compared with the third quarter of 2005, showing the effect of foreign exchange translation.

		Three Months Ended September 30, 2006
(Dollars in millions)	Three Months Ended September 30, 2005 Reported	2006 Reported	Percentage Change Reported		Excluding foreign exchange translation
					2006 Adjusted Amount	Percentage Change Adjusted
Sales	$435.0	$504.6	16.0%		$484.1	11.3%
Segment income	$57.3	$63.8	11.3%		$61.2	6.8%
Segment income as a percentage of sales	13.2%	12.6%	(0.6	)pts.	12.6%	(0.6	)pts.

Sales of Vehicle Control Systems for the third quarter of 2006 were $504.6 million, an increase of 16.0% (11.3% excluding favorable foreign exchange translation effects) from $435.0 million in the third quarter of 2005, due to strong global truck builds, increased content per vehicle, including new applications, and strong aftermarket growth. This increase was partially offset by approximately $11 million of pricing decreases. Sales in Europe, the Company’s largest market, increased 19.3% (13.9% excluding favorable foreign exchange translation) despite negative pricing pressure as the European truck build market increased approximately 10%. Total aftermarket sales for the third quarter increased 15.5% (10.5% excluding favorable foreign exchange translation). Sales increased 4.2% in North America (with and without the effects of foreign exchange translation), as sales were impacted by the discontinuation of certain passenger car platforms. In Asia and Latin America, our sales increased 15.1% and decreased 10.9% (excluding foreign exchange translation effects), respectively. Sales in the Latin American market were impacted by the market contracting approximately 15%. Sales performance in Asia was in line with market growth in that region, which was up approximately 20%. The Company expects truck builds in the fourth quarter of 2006 to remain at relatively the same levels as experienced in the third quarter. The North American market is expecting a large decline in 2007 as a result of pre buy in advance of new emissions standards in 2007. Sales for the nine-months ended September 30, 2006 were $1,495.7 million up 7.4% when compared to sales for the nine-months ended September 30, 2005. The sales increases recognized in the first nine-months of 2006 were driven by the same factors as discussed above. Backlog at the end of the quarter was $805 million, up 10.6% (5.9% excluding favorable foreign exchange translation effects) from the third quarter of last year.

Segment income for Vehicle Control Systems increased 11.3% (6.8% excluding favorable foreign exchange translation effects) to $63.8 million in the third quarter of 2006 from $57.3 million in the third quarter of 2005. Segment income benefited from volume improvements, net of mix decreases of approximately $16 million, productivity improvements and operating expense reductions of approximately $16 million, and benefits of previously announced operational consolidation expenses of approximately $1.8 million. These improvements were partially offset by several items, including price decreases of approximately $ 11 million, commodity and logistics costs increases of approximately $9 million, investments primarily in new product development and marketing of approximately $2 million and labor cost increases of approximately $3 million. Segment income in 2006 as compared to 2005 includes $0.6 million of expense associated with expensing the fair value of share-based payment awards. The third quarter of 2006 included operational consolidation expenses of $3.4 million primarily associated with severance relating to 2006 plans. Operational consolidation expenses were $1.0 million during the third quarter of 2005. Segment income decreased 0.9% (0.2% excluding unfavorable foreign exchange translation effects) to $191.2 million in the first nine-months of 2006 from $193.0 million in the comparable prior period of 2005. The reduction in segment income for the first nine-months of 2006 was impacted by many of the same items as described above and a customer warranty concession that created higher warranty expense in the second quarter of 2006 as compared to the second quarter of 2005.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures decreased to $5.6 million in the third quarter of 2006 from $8.6 million in the third quarter of 2005 and increased to $27.6 million for the first nine months of 2006 as compared to $27.4 million in the first nine months of 2005. The decrease in third quarter 2006 performance as compared to the third quarter of 2005 reflected a tax adjustment by our WABCO joint venture in India and weaker performance by our WABCO joint venture in the U.S. The improved performance during the nine-months ended September 2006 primarily resulted from the performance of our WABCO joint venture in India, which was partially offset by weaker performance by our Alliance compressor joint venture in the U.S and WABCO joint venture in the U.S.

Interest expense increased $0.8 million in the third quarter of 2006 compared with the third quarter of 2005 and increased $2.5 million in the first nine months of 2006 to $91.6 million from $89.1 million in the comparable prior period primarily resulting from higher interest rates.

Corporate and other expenses in the third quarter of 2006 increased $4.7 million to $56.5 million from $51.8 million in the third quarter of 2005 due principally to $3.3 million of compensation expense associated with expensing the fair market value of share-based payment awards. Corporate and other expenses for the nine-months ended September 30, 2006 amounted to $171.8 million, up $16.9 million from $154.9 million in the nine-months ended

September 30, 2005. The increase in corporate and other expenses for this period was primarily driven by $6.2 million in increased foreign exchange losses and $10.2 million of compensation expense in 2006 associated with expensing the fair market value of share- based payment awards. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 14 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses, and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision for the third quarter of 2006 was $60.5 million, or 28.6% of pre-tax income, compared with a provision of $62.2 million, or 28.1% of pre-tax income in the third quarter of 2005. The third quarter of 2006 tax provision reflected adjustments totaling $3.9 million principally related to adjustments of the 2005 tax provision to the final filed tax returns. The income tax rate for the third quarter of 2005 included the recording of an amount to adjust the tax provision to the final U.S. tax return. The tax provision for the first nine-months of 2006 was $170.1 million, or 28.5% of pre-tax income, compared with a provision of $107.5 million or 17.9% of pre-tax income for the nine-months ended September 30, 2005. The income tax rate for the first nine-months of 2006 included the $3.9 million of tax benefits referred to above as well as $9 million of benefits primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the U.S. as compared to $84.4 million of tax benefits in the first nine months of 2005 associated with the resolution of tax audits, tax contingencies, the impact of certain non-U.S. tax planning initiatives on prior tax years and an amount to adjust the tax provision to the final U.S. tax return.

We expect the Company’s effective income tax rate to be in the range of 30% to 31%, excluding the impact of the resolution of tax audits, tax contingencies, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings.

Liquidity and Capital Resources

Cash flow provided by operating activities was $423.6 million in the first nine months of 2006 as compared to cash flow provided by operating activities of $536.5 million in the first nine months of 2005, a decrease of $112.9 million. The decrease was primarily attributable to increases in working capital. Working capital increased $435 million during the first nine months of 2006 as compared to $268.8 million during the first nine months of 2005. The increase was driven by higher sales volumes, as well as, the timing of cash collections. In addition, investments in inventory in the Air Conditioning Systems and Services business were higher during the first nine months of 2006, as the 2005 period reflected lower inventory balances due to the transition to 13 SEER technology.

The Company generated free cash flow of $273.4 million during the first nine months of 2006 as compared to $341.6 million in the first nine months of 2005. The decrease in free cash flow during the first nine months of 2006 was attributable principally to the reasons mentioned above. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows used in operating activities.

	Nine months ended September 30,
	2006	2005
Net cash provided by operating activities	$423.6	$536.5
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(166.2)	(221.4)
Proceeds from disposal of property	16.0	26.5

Free cash flow	$273.4	$341.6

The presentation of free cash flow is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of free cash flow is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Cash flow from operating activities is the most directly comparable GAAP measure to free cash flow. Free cash flow is one of several measures used to determine incentive compensation for certain employees.

In investing activities, the Company made capital expenditures of $138.3 million in the first nine months of 2006 as compared to capital expenditures of $188.3 million in the first nine months of 2005. Capital expenditure outlays have stabilized with the completion of the 13 SEER transition in the residential air conditioning business and modernization of a commercial product line in the Air Conditioning Systems and Services segment. There were no investments in affiliated companies during the nine-months ended September 30, 2006 as compared to $20.0 million of investments during the comparable period in 2005. The investments in 2005 were made to purchase additional ownership in certain majority owned joint ventures in Europe and Asia from minority shareholders and the purchase of sales office operations in the Air Conditioning Systems and Services Segment.

The excess of cash provided by operating and investing activities for the first nine months of 2006 totaled $277.3 million and financing activities used $428.6 million. The net cash generated by operating and investing activities funded in part dividend payments and share repurchases totaling $108.9 million and $450.0 million, respectively. The excess of cash provided by operating and investing activities during the nine months of 2005 totaled $330.5 million and financing activities totaled a use of $225.4 million. The net cash generated by operating and investing activities funded in part dividend and share repurchases totaling $95.3 million and $338.4 million, respectively during the first nine months of 2005.

On October 5, 2006, the Board of Directors approved the payment of a dividend of $0.18 per share of common stock to be paid on December 20, 2006, to shareholders of record on December 1, 2006. On the same date, the Board of Directors approved the purchase of additional shares of an amount not to exceed $500 million. The Company expects to utilize this additional amount through December 31, 2007.

The Company has one primary bank credit agreement. The agreement was established on July 7, 2005. The agreement provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in July 2010. Under the primary credit agreement, the Company, American Standard Inc., and ASII guarantee the debt obligations. The primary bank credit agreement contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of consolidated debt to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), and consolidated free cash flow to interest expense. The Company is currently in compliance with the covenants contained in the credit agreement.

At September 30, 2006, total indebtedness of the Company was $1,827.6 million. The Company had remaining borrowing capacity under its primary bank credit agreement at September 30, 2006 of $438.3 million after reduction for borrowings of $519.1 million and $42.6 million of outstanding letters of credit. In addition, the Company had $181.3 million available at September 30, 2006 under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $112.8 million as of September 30, 2006.

From February 27, 2006 through July 18, 2006, American Standard Inc. executed 364 day U.S. dollar credit agreements with banking institutions totaling $150 million. The Company and ASII guarantee obligations under the agreements. The total amount outstanding as of September 30, 2006 was $70 million. Debt outstanding under the agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew or refinance them.

In addition, a subsidiary of the Company has entered into a 40 million Euro Dollar ($51 million at September 30, 2006 exchange rates) 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of September 30, 2006, there was $32 million outstanding. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. The amount outstanding under this facility at September 30, 2006 was $36 million. Borrowings under this facility are in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII.

On June 1, 2006 the 7.125% Euro Senior Notes became due and payable. The Company repaid this debt with borrowings from its primary bank credit agreement.

Consistent with prior quarters, at September 30, 2006, the Company was restricted from remitting approximately $58.9 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

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

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. These facilities are subject to annual renewals. The facility in Europe was renewed in May 2006. The U.S. facility was renewed in September 2006. The Company has the ability to renew these facilities and intends to renew them upon their expiration. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. On June 13, 2006, the Company increased the limit on the amount of receivables that can be sold into its U.S. accounts receivable securitization program from $175 million to $200 million.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $68.1 million extending from 2006 to 2025, under long-term service and maintenance contracts related to its Air Conditioning Systems and Services business. Through September 30, 2006 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

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

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in the sections titled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and Bath and Kitchen businesses and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

•	weather conditions as unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect business and results of operations in Air Conditioning Systems and Services;

•	the extent to which the Company will be able to realize the estimated savings from materials management and Six Sigma initiatives;

•	additional developments which may occur that could affect the Company’s estimate of asbestos liabilities and recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	labor relations; integration of acquired businesses;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company or a segment from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•	assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2006;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies, including government investigations;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures; and

•	adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no significant changes since June 30, 2006, except as discussed below.

As previously reported, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the United States. These cases have been consolidated, and in September 2005 the Company filed a motion to dismiss the complaint which was argued before the trial court in January 2006. On July 19, 2006, the trial judge granted the Company’s motion to dismiss the complaint and granted the plaintiffs 30 days to file an amended complaint. The Court thereafter granted plaintiffs an additional two weeks in which to file an amended complaint, but plaintiffs failed to do so, and the complaint has been dismissed.

As previously reported, in November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bath and kitchen fittings and fixtures in certain European countries. In November 2005, the European Commission sent the Company a written request for information. The Company is cooperating fully with the investigation which is ongoing. The Company believes that the European Commission is preparing a statement of objections setting forth its allegations against the parties involved, including the Company.

See also Note 6 of Notes to Financial Statements for additional discussion of legal proceedings.

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On December 8, 2005, the Company’s Board of Directors approved $500 million to purchase shares of the Company’s common stock in the open market. As of September 30, 2006, the unexpended authorization on the current program totaled $12.5 million. A summary of the repurchase activity for the first nine months of 2006 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	887,100		$38.83	887,100	$428,005,297
February 1-February 28	2,299,650		$38.88	2,299,650	$338,603,129
March 1-March 31	1,304,400		$40.82	1,304,400	$285,354,303

Total first quarter	4,491,150		$39.43	4,491,150

April 1-April 30	499,650		$43.00	499,650	$263,868,972
May 1-May 31	1,766,800		$44.22	1,766,800	$185,736,950
June 1-June 30	1,868,700		$41.31	1,868,700	$108,541,807

Total second quarter	4,135,150		$42.76	4,135,150

July 1-July 31	497,900		$40.70	497,900	$88,274,947
August 1-August 31	1,085,400		$40.20	1,085,400	$44,641,612
September 1-September 30	763,400		$42.16	763,400	$12,453,645

Total third quarter	2,346,700		$40.95	2,346,700

Total through September 30	10,973,000	(b)	$41.01	10,973,000

(a)	As of December 31, 2005, the Company had one unexpended authorization by the Board of Directors under its share repurchase program. The authorization by the Board of Directors on December 8, 2005 approved the purchase of shares in an amount not to exceed $500,000,000 with no expiration date. The unexpended balance of $462,451,970 under that authorization as of December 31, 2005 was used to repurchase shares in the first nine months of 2006 and will continue to be used to repurchase shares for the remainder of 2006. On October 5, 2006, the Board of Directors approved the purchase of additional shares in an amount not to exceed $500,000,000. The Company expects to utilize this amount through December 31, 2007.
(b)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

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

October 24, 2006

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