Form 10-K
period 2006-12-31
AMERICAN STANDARD COMPANIES INC
filed 2007-02-26
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11415

AMERICAN STANDARD COMPANIES INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3465896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey	08855-6820
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:    (732) 980-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (and associated Common Stock Rights)	New York Stock Exchange

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2006 was approximately $8.6 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the close of business on February 22, 2007: Common Stock, $.01 par value, 200,809,919 shares.

Documents incorporated by reference:

Document (Portions only)	Part of the Form 10-K into which document is incorporated.
Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders to be held on May 3, 2007	Part III

Important Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. For further information as to important risks and factors that could cause actual results to differ materially from management’s expectations, see “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Concerning Forward-Looking Statements” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

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

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors of the Company believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including greater strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Company plans to spinoff its Vehicle Control Systems business as an independent, publicly traded company, expected to be known as WABCO. The Company plans to implement the spinoff through a tax-free stock dividend of all of WABCO’s common stock to Company shareowners, who would receive one share of WABCO common stock for every three shares of Company common stock currently owned. In addition, the Company plans to sell its Bath and Kitchen business. The Company expects to complete both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen by early fall of 2007. Upon completion of both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand. Approval by Company shareowners is not required as a condition to the completion of either the spin off or sale of Bath and Kitchen. When implemented, the separation plan will not trigger “change-in-control” accelerated benefits for any officers or employees of the Company.

Completion of the proposed separation is subject to final approval by the Company’s Board of Directors. The Vehicle Control Systems spinoff is also subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service and an opinion of the Company’s legal counsel as well as the filing and effectiveness of a registration statement with the Securities and Exchange Commission.

The sale process for the Company’s Bath and Kitchen business began in February 2007. Proceeds from the sale are expected to be used to reduce the liabilities of the remaining Company and to repurchase the Company’s common stock. Upon completion of the transactions, Trane and WABCO are expected to have capital structures and financial policies consistent with investment grade ratings. Until the spinoff is completed, the Company expects to continue to pay its quarterly dividend of 18 cents per share. Following the spinoff, the Company expects that Trane and WABCO will initially pay dividends that in total approximate the dividend currently paid by American Standard. However, following the spinoff of WABCO, the Board of Directors of WABCO will determine its dividend policy.

The Company expects to report as discontinued operations for financial reporting purposes its Bath and Kitchen segment in the first quarter of 2007 and its Vehicle Control Systems segment when the spinoff is completed.

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

Air Conditioning also provides aftermarket services to the HVAC industry which include: replacement parts and retrofit products, maintenance services for its and other manufacturer’s commercial products and contracting services for the installation, upgrade, and replacement of commercial HVAC systems featuring its products. The business markets and sells its products and services globally under the TRANE® name and, for U.S. residential and light commercial applications, under both the TRANE® and AMERICAN STANDARD® names.

Trane was founded in La Crosse, Wisconsin, in 1864 and became part of American Standard in 1984. The business strategy for the commercial market is to use Trane’s systems and applications knowledge to provide commercial customers with integrated systems and solutions including equipment, controls, parts and services that make their buildings – and therefore their businesses – perform better. The business strategy for the residential market is to provide homeowners with total home comfort solutions including equipment and controls to create an ideal home environment.

Air Conditioning, with revenues of $6.758 billion in 2006, accounted for 60 percent of the Company’s sales and 77 percent of its 2006 segment income.

Customers and key markets

Approximately 59 percent of Air Conditioning’s revenue in 2006 was from sales of equipment, parts and services to the replacement, renovation and repair market segment, and the remainder from new construction. The commercial market accounted for approximately 70 percent of Air Conditioning’s total revenue in 2006, with the residential market accounting for the remaining 30 percent. Air Conditioning derived 27 percent of its 2006 revenue from sales outside the U.S.

Air Conditioning has operations in North America, Europe and Middle East, Asia including China and Central and South America. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products and services

Products manufactured by Air Conditioning include:

•	Large commercial applied systems consisting of chillers, air handlers and terminal devices such as variable air volume units and fan coils.

•	Light and large commercial unitary systems.

•	Split-system and packaged residential systems including condensing units, furnaces, air handlers, heat pumps, coils and air filtration devices.

Air Conditioning also produces a wide range of HVAC controls including:

•	Thermostats that regulate room and building temperature.

•	Unit controls to optimize and manage the performance of each unit.

•	System controls that optimize the system’s performance.

•	Integrated building automation systems that automatically control a building’s performance, including its energy consumption, air quality and comfort.

The business offers high-energy efficiency system options for every commercial and industrial building type around the world. Energy efficiency means greater comfort for building occupants and homeowners, lower energy and raw material use such as oil and natural gas, and less impact on other environmental factors. Examples of Trane’s energy efficient systems include:

•	EarthWise CenTraVac centrifugal chiller, which is up to 13.6 percent more efficient than the next available product.

•	Energy recovery systems that use less energy to cool and heat during all seasons and provide free energy for the creation of hot water.

•	The XL19i two stage split system air conditioner and heat pump that can save consumers more than 60 percent in operating cost compared with a 10-year-old existing unit.

•	Variable speed indoor systems that are highly efficient to operate. In continuous fan mode, the operating cost can be up to 90 percent less than a standard model.

•	Precedent 15 SEER light commercial systems launched in the fourth quarter of 2006.

•	Wireless Zone Sensors that help optimize overall building energy consumption.

The residential business also launched the healthy air systems platform of new products to distributors and dealers at the end of 2005. The platform is based on investments in an exclusive indoor air filtration technology that removes up to 99.98 percent of all allergens and particles from the filtered air down to 0.1 microns in size. This filter efficiency is up to 100 times more effective than a standard one inch air filter used in most homes.

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

The commercial channel is served by a broad network of 177 company-owned and independent commercial sales offices (“CSO”), 41 percent are in the U.S. and Canada and the remainder throughout Europe, the Middle East, Latin America and Asia Pacific regions. CSOs work with building owners or their agents, such as architects and consulting engineers, to design and apply state-of-the-art HVAC systems to various buildings and sell equipment, systems and controls primarily to mechanical contractors.

A growing area is sales direct to building owners or sales directed by owners, primarily through national account relationships with owners or operators who manage a distributed network of facilities such as retail and hospitality chains, federal, state and local governments and agencies and process manufacturers such as pharmaceutical or electronics companies.

In addition to selling original equipment, Trane CSOs manage a network of more than 150 parts centers serving the needs of Company-owned and independent HVAC service companies. The parts centers are either separate locations or part of the CSO locations. The CSOs also have an extensive network of service technicians and applications engineers who provide design, installation, consulting and maintenance services and controls contracting. Outside the U.S. and Canada, CSOs sell residential products to independent dealer/installers in addition to servicing the commercial channel.

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

Competitors and competitive advantages

Air Conditioning competes in all of its markets on the basis of the breadth of offering, quality and reliability of its products and services; innovation and technological leadership; energy efficiency; price; and value. Its major competitors are:

•	Residential equipment systems in the U.S.: Carrier, Goodman Industries, Lennox, Rheem and Johnson Controls, Inc.

•	Commercial equipment systems globally: Carrier, McQuay, Daikin and Johnson Controls, Inc.

•	Control products and systems globally: Honeywell International Inc., Johnson Controls Inc. and Siemens.

Organization

The business today employs approximately 29,000 people and has 34 production facilities worldwide. Its principal manufacturing operations are in Brazil, China, Egypt, France, Malaysia, Mexico, Taiwan, Thailand, the U.K. and the U.S. Its headquarters offices are in Piscataway, New Jersey and Tyler, Texas with its international headquarters in Brussels, Belgium and Shanghai, China.

For sales, segment income and assets by geographic region and end markets and a discussion of backlog, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Financial Statements.

Recent developments

In 2006, Daikin acquired OYL Industries which included the McQuay HVAC business, American Air Filter filtration business, and the JC Hall process refrigeration business in an effort to expand its reach into North America, and to broaden its offerings of residential and packaged split systems for Asia and Latin America.

In U.S. residential markets, air conditioners and heat pumps manufactured after January 23, 2006 were required to meet the Department of Energy’s new minimum efficiency standard of 13 SEER (Seasonal Energy Efficiency Ratio). As a result, the business’ residential product lines and manufacturing facilities were redesigned to comply with the new standards and the Company had completely transitioned to 13 SEER by January 23, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of this transition on results of operations.

Bath and Kitchen Segment (“Bath and Kitchen”)

The Company’s Bath and Kitchen business is one of the world’s largest global manufacturers of bath and kitchen products – including toilets, sinks, tubs, faucets, accessories and related products. Bath and Kitchen also has one of the longest histories in the industry, originating in 1875 as Standard Sanitary Manufacturing Company. Today, the business holds leading positions in key markets around the world.

Bath and Kitchen’s strategy is to make the most of its unique global capabilities to develop and deliver style and performance for customers and consumers. Total 2006 sales were $2.435 billion, which represented 22 percent of the Company’s total sales.

Customers and channels of distribution

The business manufactures and distributes products in Europe, the Americas (primarily the U.S., Canada, Mexico and Brazil) and Asia. For more information about sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bath and Kitchen’s products are sold through retail and wholesale sales channels for residential and commercial markets throughout the world. In 2006, residential sales (renovation and item replacement, new construction) represented 80 percent of the Americas sales, 78 percent of the European sales and 58 percent of the Asia sales. The Americas and European markets are primarily driven by renovation, while the Asian market is driven somewhat more by sales from new construction. In 2006, sales to commercial markets represented 20 percent of Americas’ and 22 percent of Europe’s total sales and approximately 42 percent of total sales in Asia. The replacement and remodeling market (commercial and residential) alone accounted for about 61 percent of Bath and Kitchen’s sales in Europe and 54 percent in the Americas and about 20 percent of sales in Asia.

Bath and Kitchen’s products are often installed by plumbers and contractors. Sales also continue to expand through do-it-yourself (“DIY”) retail home centers such as Home Depot and Lowe’s in the U.S., B&Q in Europe and Asia and Castorama in Europe. In 2006, sales through DIY retail home centers represented approximately 45 percent of Bath and Kitchen’s sales in the Americas, approximately 1 percent of Bath and Kitchen’s sales in Europe and approximately 8 percent of Bath and Kitchen’s sales in Asia.

Within the wholesale channel, Bath and Kitchen serves global customers such as Wolseley and Saint-Gobain. The showroom business has also developed within the wholesale channel for consumers, designers and architects who want to see products in a higher service environment.

Key markets

•	Sales from the European region represented 54 percent of 2006 Bath and Kitchen sales.

•	Sales from the Americas region represented 38 percent of 2006 Bath and Kitchen sales.

•	Sales from the Asia-Pacific region represented 8 percent of 2006 Bath and Kitchen sales.

Products and services

Bath and Kitchen produces three broad types of products:

•	Fixtures, which are toilets, sinks, bathtubs and bidets and urinals, represented 49 percent of 2006 Bath and Kitchen sales.

•	Faucets and fittings, which are faucets, showerheads and showering systems, represented 26 percent of 2006 Bath and Kitchen sales.

•

Kitchen, bathing and wellness products, which are kitchen sinks made from a range of materials including Americast® (enameled reinforced steel), specialty tubs, jetted tubs, showering enclosures and “super showers.” These represented 15 percent of 2006 Bath and Kitchen sales.

Bath and Kitchen also produces and sells accessories for the kitchen sink and bathroom including towel racks, mirrors, soap dispensers and soap holders. The business also produces and markets an array of furniture systems and vanities for the bathroom. Sales for these accessories and other products accounted for 10 percent of 2006 Bath and Kitchen sales.

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

All of the competitors globally have to compete with an array of low-cost suppliers in their markets.

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

•

Comfort: New flat jets have been designed for whirlpools that provide enhanced therapeutic treatment and comfort, and a line of super showers and luxury whirlpool features was introduced in Europe in 2006.

•

Water conservation: The Champion® toilet, with Champion® Flushing System, was launched in China, Korea and Thailand, following its successful U.S. launch in 2004. The 4.8 Liter FloWise™ toilet will launch in China with the 4 Liter model to follow shortly. FloWise™ technology is of interest to the Chinese market because of its ability to reduce water usage.

•	Ease of use and installation: An easy-to-install faucet called SpeedConnect™ and an easy-to-clean faucet called EverClean™ launched in the Americas in 2006.

Organization

Bath and Kitchen employs approximately 26,000 people and had 54 production facilities worldwide.

For sales, segment income and assets by geographic region and end markets and a discussion of backlog, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Financial Statements.

Recent developments

In 2006, Home Depot acquired Hughes Supply Inc, which is a wholesale distributor of building supplies. Both businesses are customers of American Standard’s Bath and Kitchen business. However, Home Depot publicly announced in 2007 its intention to exit the wholesale business.

On February 1, 2007, the Company announced its intention to sell the global Bath and Kitchen business. The sale process for Bath and Kitchen began in February 2007 and is expected to be completed by early fall 2007.

Vehicle Control Systems Segment

Vehicle Control Systems (“VCS”), operating under the WABCO® name, produces a variety of control systems that improve vehicle performance, safety and reduce overall vehicle operating costs for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. Specifically, VCS develops, manufactures and sells advanced braking, stability, suspension and transmission control systems.

VCS is a worldwide technology leader in its field. VCS is responsible for many important innovations including:

•	First heavy-duty truck anti-lock braking system (ABS).

•	First electronically controlled air suspension (ECAS) system for commercial vehicles.

•	First commercial vehicle automated manual transmission controls systems.

•	First electronic stability control (ESC) system for commercial vehicles.

•	First integrated vehicle tire pressure monitoring system (IVTM) for commercial vehicles, developed in partnership with Michelin.

VCS products are included in two out of three commercial vehicles with advanced vehicle control systems and in sophisticated, niche applications in cars and sport utility vehicles (“SUV”). The business continues to grow in more parts of the world as it provides more components and systems throughout the life of a vehicle, from design and development to the aftermarket.

Founded in the U.S. in 1869 as Westinghouse Air Brake Company (“WABCO”), VCS was acquired by American Standard in 1968. VCS’ 2006 sales of $2.015 billion represented 18 percent of American Standard Companies’ sales and 25 percent of its segment income. Sales in Europe represented 74 percent of VCS’ 2006 revenue.

Customers and key markets

VCS’ products are sold primarily to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEM’s, commercial vehicle aftermarket distributors for replacement parts and services and car manufacturers.

VCS has a strong reputation for technological innovation and often collaborates closely with major manufacturing customers to design and develop the technologies used in their products. Some of VCS’ largest customers are Arvin Meritor, Cummins, DaimlerChrysler, Fiat (Iveco), Ford, General Motors, Hino, Hyundai, ITE, MAN, Meritor Wabco, Nissan, Paccar (DAF, Kenworth, Leyland and Peterbuilt), SAF, Scania, Volvo (Mack and Renault) and ZF.

In 2005, Daimler Chrysler’s global logistics organization and IVECO honored WABCO as a “supplier of the year,” and readers of three leading German trade magazines voted WABCO “best brand in brakes.”

The business manufactures and distributes products in the Americas (primarily the U.S. and Canada), Brazil, Asia and Europe. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products and services

VCS develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. The business is also a leader in improving highway safety, with products that help drivers avoid accidents by enhancing vehicle responsiveness and stability. For example, VCS offers a stability control system for trucks and buses that constantly monitors the vehicle’s motion and dynamic stability. If the system detects vehicle instability—such as the driver swerving to avoid another vehicle—it responds by applying the brakes at specific wheels, or slowing the vehicle down to prevent instability or a rollover.

VCS’ largest-selling products are pneumatic anti-lock braking systems (“ABS”), electronic braking systems (“EBS”), automated manual transmission systems, air disk brakes and a large array of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. VCS also supplies advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe and North America. In addition, VCS sells replacement parts, diagnostic tools, training and other services to commercial vehicle aftermarket distributors, repair shops and fleet operations.

Competitors

Given the importance of technological leadership, vehicle life-cycle expertise, reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which WABCO mostly operates has not historically had a large number of competitors. WABCO’s principal competitors are Knorr-Bremse (Knorr’s U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Siemens-VDO, Bosch (automotive), and Continental have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging although they are more focused on low complexity mechanical products rather than the advanced electronic systems that WABCO emphasizes.

Organization

Headquartered in Brussels, Belgium, the business employs approximately 7,000 people and had 12 production facilities worldwide. Its manufacturing operations are in Brazil, China, France, Germany, Poland, the Netherlands, South Korea, the United Kingdom and the United States.

In addition, VCS uses joint venture partners globally to expand and enhance its access to customers. VCS’ important joint ventures are:

•	In North America, WABCO markets ABS and other vehicle control products through its 50 percent-owned joint venture with Arvin Meritor Automotive Inc. (Meritor WABCO).

•	A majority-owned (70%) partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co.), a manufacturing partnership formed to produce air compressors designed by WABCO.

•	A majority-owned joint venture (70%) in China with Mingshui Automotive Fitting Factory (MAFF) that provides conventional mechanical products to the local markets.

•

Minority equity investments in joint ventures in India with TVS Group (39%) (Sundaram-Clayton Ltd.) a diversified industrial group headquartered in Chennai India and in South Africa (WABCO SA). VCS has a 49 percent ownership joint venture with Sturrock and Robson Ltd. a distributor of braking system products.

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki that distributes WABCO’s products in the local market.

For sales, segment income and assets by geographic region and end markets, and a discussion of backlog, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Financial Statements.

As previously discussed, the Company plans to spin off Vehicle Control Systems as a separate, independent, publicly traded company, expected to be known as WABCO.

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

Company Goals

American Standard has adopted the following performance goals:

•	Sales growth, through:

–	Delivering premier customer service, building brand awareness and differentiation,

–	Technological leadership and product innovation based on knowledge to meet changing customer needs and

–	Geographic expansion.

•	Productivity improvement through:

–	Materials management programs,

–	Quality and Six Sigma programs, and

–	Inventory reduction/rationalization.

•	Financial goals including:

–	Improving earnings per share, margins and cash flow,

–	Maintaining investment grade debt rating or equivalent rating,

–	Maintaining or lowering the effective tax rate,

–	Increasing the return of cash flow to shareholders and

–	Disciplined capital investment and improved asset utilization.

As previously mentioned, the Company plans to separate its three segments. The Company believes that its continuous focus on the above goals over the past several years have helped to position each of the Company’s three segments to operate independently.

Materials Management

The materials management initiative is centered on consolidating the Company’s collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve the supply chain. Materials management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. It is also intended to identify opportunities to substitute lower-cost materials for higher-cost ones, without compromising quality, durability and safety. With material costs representing a significant portion of total costs, management believes that continued improvements realized through materials management could result in substantial savings.

Management continues to adopt challenging goals for continuous performance improvement. In 2006, improvements from materials management programs were able to partially offset increasing commodity costs related to the purchase of steel, copper, aluminum and energy, which negatively impacted the Company by $238 million. Incremental benefits from this program were approximately $106 million in 2006, $79 million in 2005 and $135 million in 2004.

Six Sigma

Six Sigma is a structured approach to achieving significant productivity improvements in business and manufacturing processes through data-driven decisions. Originally introduced to American Standard in 2000, more than 20,000 employees have been trained in Six Sigma tools.

The Company continues to develop and deploy technical experts (called Six Sigma Master Black Belts, Black Belts and Green Belts) through aggressive training and project deployment programs. By the end of 2006, the Company had 53 Master Black Belts, 734 Black Belts and 4,181 Green Belts who were certified or in training. To achieve such a designation, specific projects, timelines, milestones and savings must be achieved. Management is continually broadening the Six Sigma approach to cover functions beyond manufacturing. In the past two years it has provided specific Six Sigma training in safety, materials management, transactional analysis and design, deployment of new products, lean manufacturing, sales/marketing, maintenance and administrative processes.

Linkage of Goals with Incentive Compensation Plans

Management has adopted incentive compensation plans that are directly linked to achievement of the company-wide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

Other Matters Relating to American Standard’s Business as a Whole

Raw Materials and Purchased Components

The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and energy (primarily natural gas). The ability of the Company’s suppliers to meet performance and quality specifications and delivery schedules is important to the Company’s operations. Material costs represent a significant portion of total costs. As a result, the Company has integrated much of its raw materials and components procurement efforts into its materials management initiative, which the Company believes results in significant savings. The energy and materials required for its manufacturing operations have been readily available. Although the Company does not foresee any significant raw material shortages, it does expect to incur higher costs for certain commodity raw materials in 2007.

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
VENESTA®

Vehicle Control Systems	WABCO®

The Company from time to time has granted patent licenses to, and has licensed technology from, other parties.

Research and Product Development

The Company made expenditures of $198 million in 2006, $187 million in 2005 and $165 million in 2004 for research and product development and for product engineering in its three business segments. The expenditures for research and product development alone were $126 million in 2006, $114 million in 2005 and $102 million in 2004 and were incurred primarily by Vehicle Control Systems and Air Conditioning Systems and Services. Vehicle Control Systems, which expended the largest amount, has conducted research and development in recent years on advanced electronic braking systems, stability control systems, electronically controlled air suspension systems, automated transmission controls, tire pressure monitoring, automatic climate-control and door-control systems for the commercial vehicle industry. Air Conditioning Systems and Services’ research and development expenditures were primarily related to alternative refrigerants, compressors, heat transfer surfaces, airflow technology, acoustics, clean air products for residential air conditioning, and micro-electronic controls. Expenditures made by Bath and Kitchen related primarily to enhancing the functionality, performance and design of its products.

Regulations and Environmental Matters

The Company’s U.S. operations are subject to federal, state and local environmental laws and regulations. The Company has a number of proactive programs under way to minimize its impact on the environment and believes that it is in substantial compliance with environmental laws and regulations. A number of the Company’s plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. Remedial actions to which the Company is a party include approximately 27 current proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has potential liability based either on a past or current ownership interest in the site requiring remedial actions or based on disposal or alleged disposal of waste products at the site requiring remedial actions. Expenditures in 2006, 2005 and 2004 to evaluate and remediate such sites were not material.

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

The Company’s international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. Currently, 21 of the Company’s international operations have ISO 14001 certification, and the Company believes it is in substantial compliance with existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company’s facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2006, 2005 and 2004 to evaluate and remediate these sites were not material. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

The Company has derived significant revenues in recent years from sales of air conditioning equipment that uses refrigerants which contain hydrochlorofluorocarbons (“HCFCs”). Production and use in new equipment of certain HCFCs and other chemicals with ozone-depletion potential are being phased out over various periods under laws and regulations that require use of substitute permitted refrigerants. Also, utilization of new refrigerants will encourage replacement or modification of existing air conditioning equipment. The Company believes that these regulations will have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing HCFCs, is converted to operate on other refrigerants or replaced. The Company is unable to estimate the magnitude or timing of these conversions or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for HCFCs, so that the Company’s products will be compatible with those substitutes. Although a significant percentage of the Company’s commercial air conditioning products will require modification for refrigerant substitutes, the Company believes that it will remain competitive and does not expect any significant problems in complying with this changing regulatory environment. In addition, the Company is a leader in developing energy-efficient products that meet or exceed certain federal and state efficiency standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures to continue to offer energy-efficient product choices to the customer. The Company believes it will remain competitive and that it has adequate financial resources to fund these efforts.

Employees

The Company employed approximately 62,200 people as of December 31, 2006 (excluding employees of unconsolidated joint venture companies). The Company has 16 major labor union contracts in the Americas (covering approximately 12,300 employees). Three contracts expired and were successfully negotiated in 2006 (covering approximately 2,800 employees). Two contracts will expire in 2007 (covering approximately 1,100 employees) and four contracts will expire in 2008 (covering approximately 3,000 employees). In addition, five contracts in Mexico (covering approximately 5,400 employees) are negotiated on an annual basis. There can be no assurance that the Company will negotiate the labor contracts expiring during 2007 without a work stoppage. However, the Company does not anticipate any problems in renegotiating these contracts that would materially affect operational results.

The Company also has 30 major labor contracts outside North America (covering approximately 21,000 employees). The Company does not anticipate any problems in renegotiating these contracts that would materially affect operational results.

There was a series of five work stoppages, each lasting less than two hours, involving 15% to 40% of our 650 union hourly employees at our Trane plants in Golbey and Charmes, France, from May 5, 2006 to May 26, 2006. These stoppages resulted from management’s implementation of a new contract when agreement could not be reached with the local unions. Since May 26, 2006, no additional actions have occurred and the contract is in force. Additionally, there was a series of work stoppages at the Bath and Kitchen plant in Ritsona, Greece, affecting 172 employees during 2006. The Union conducted three hour work stoppages on each of the three shifts per day from October 31, 2006 through November 21, 2006. After November 21, 2006, the Union inconsistently reduced the number of days and hours of the work stoppages. These stoppages occurred due to the Union’s disagreement of the termination of five non-union employees.

Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages in the future.

Customers

The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

International Operations

The Company conducts operations through subsidiaries in most of the countries of Western Europe, Bulgaria, the Czech Republic, Poland, Brazil, Canada, Mexico, Central American countries, China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Thailand, Taiwan, Vietnam and Egypt. In addition, the Company conducts business in some of these countries and in other countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 27 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a growing portion of the Company’s products are manufactured in lower-cost locations such as Mexico, Brazil and China and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company’s borrowings. The Company is also subject to political risks related to its foreign operations.

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

New York Stock Exchange Annual Chief Executive Officer Certification

The Company’s Chief Executive Officer submitted to the New York Stock Exchange (“NYSE”) Annual CEO Certification as to the Company’s compliance with the NYSE’s corporate governance listing standards to the NYSE on May 24, 2006.

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

Risks Relating to Planned Separation

The Company may be unable to complete the proposed separation transactions and completion of the separation transactions is subject to various risks.

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. There is no guarantee the proposed separation transactions will be finalized. Completion of the proposed transactions is subject to a number of specific factors and conditions including, but not limited to:

•

The proposed spin off of WABCO is subject to the Company’s ability to satisfy certain conditions, including, among others, the receipt of a favorable ruling from the IRS and an opinion of the Company’s legal counsel substantially to the effect that the distribution should qualify as tax free for U.S. federal income tax purposes under Section 355 of the code, the SEC having declared effective the registration statement on Form 10, and the listing of common stock on the NYSE having been approved.

•

The proposed sale of the Company’s Bath and Kitchen business is subject to the identification of buyers willing to pay prices for the business that the Company deems acceptable and the negotiation and execution of an acceptable definitive agreement relating to the sale of the Bath and Kitchen segment.

In addition, there are various risks that are inherent in the separation plan, including, but not limited to:

•	costs related to the proposed transactions;

•	increased demands on our management team as a result of executing the separation plan in addition to their regular day-to-day management responsibilities;

•	changes in business, political and economic conditions in the United States and in other countries in which we currently do business;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in American Standard’s overall operating performance and changes in the operating performance of any of American Standard’s business segments; and

•	the terms of agreements among the separated companies, including the allocations of assets and liabilities and commercial arrangements.

Finally, the proposed spinoff of the Vehicle Control Systems segment to Company shareholders is expected to be executed via a tax-free stock dividend of all WABCO common stock to Company shareholders. The IRS ruling and the legal opinion rely or will rely on certain facts, assumptions, representations and undertakings from the Company regarding the past and future conduct of our business and other matters. If any of these are incorrect or not otherwise satisfied, then the Company and our shareholders may not be able to rely on the ruling or the opinion and could be subject to significant tax liabilities.

Each of the separated companies resulting from the completion of the separation plan may be unable to achieve some or all of the benefits that we expect will be achieved from the separation transactions.

Trane and WABCO may not be able to achieve the full strategic and financial benefits the Company expects will result from the separation of two of the Company’s three operating segments into independent companies or such benefits may be delayed or not occur at all. Additionally, the consolidated financial information, as well as the segment level financial information, included in this Annual Report on Form 10-K, does not reflect the financial condition, results of operations or cash flows that Trane or WABCO would have achieved if the separation had been completed prior to, or during, the periods presented or those that the companies will achieve in the future.

Risks Related to Current Operations

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

In the U.S., much of the consumer demand for the Company’s products has been driven by the replacement, repair, remodeling and new construction markets. The replacement, repair, remodeling and new construction markets have shown substantial growth over the last few years. Both our Air Conditioning Systems and Services and Bath and Kitchen segments have benefited from the growth in the replacement, repair and remodeling markets and new residential construction markets in the U.S and the Air Conditioning Systems and Services business has benefited from recent increases in the commercial air conditioning markets. As sales in the U.S., through our Air Conditioning Systems and Services and Bath and Kitchen segments comprise approximately 51% of our total sales, a significant decline in any of the replacement, repair, remodeling, new residential construction or commercial air conditioning markets brought on by a downturn in the U.S. economy, or for any reason, could negatively affect our results of operations.

Similarly, in the last few years, the market for new heavy truck and bus production has increased in Western Europe, which is the leading market for the braking system products manufactured by the Company’s Vehicle Control Systems segment, which comprised 18% of 2006 sales. Adverse economic conditions in Western Europe and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition. In addition, Vehicle Control Systems’ performance is influenced by the number of “miles driven” by users of commercial vehicles. As commercial truck and bus fleets continue to be used for longer periods of time, sales to OEM customers could soften as purchases of new vehicles for fleets are delayed.

The Company’s exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

The Company conducts business through subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2006, approximately 47% of our consolidated sales occurred outside of the United States. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the EURO, Pound Sterling, Brazilian Real, Mexico Peso and the U.S. dollar, could cause fluctuations in the reported results of our operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the EURO and U.S. dollar potentially exposes the Company to competitive threats from lower cost producers in other countries such as China. Lastly, the Company’s sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major items include steel, copper tubing, aluminum, ferrous and nonferrous castings, clays, motors, electronics and energy. The cost of raw materials represents a significant portion of our total costs. In 2006, we incurred higher costs for certain raw materials, energy and logistics (transportation costs), which affected our earnings. Our future results of operations and profitability could be negatively affected if we cannot obtain our raw materials at a reasonable cost. While the Company was able to raise prices in 2006 to offset some of the impact of rising commodity costs, on a cumulative basis, commodity cost increases remain greater than price increases.

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

Similarly, our Six Sigma initiative is structured to achieve significant productivity improvements in business and manufacturing processes through data driven decisions. Since 2000, more than 20,000 employees have been trained in Six Sigma tools. To the extent that we are not able to increase productivity at planned levels our results of operations could be adversely effected.

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

In the fourth quarter of 2004, we recorded a liability on our balance sheet for all pending and unasserted potential future asbestos indemnity claims. We also have recorded a receivable with respect to expected insurance recoveries related to such liability. The amounts that we recorded for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts and expected trends. Our actual expenses and insurance recoveries could be significantly higher or lower than those recorded if the assumptions that we used or relied upon vary significantly from actual results or if U.S. tort legislation governing asbestos claims is passed. We review these assumptions on a periodic basis to determine whether adjustments are required to our recorded asbestos-related liability and related insurance receivable. Adjustments, if any, to the estimate of our recorded asbestos-related liability and/or insurance receivable could negatively impact the results of operations for the period or periods in which such adjustments are made. See Note 14 of Notes to Financial Statements for additional information regarding asbestos.

If the Company is not able to maintain good relations with our unionized employees, we could suffer work stoppages that could negatively affect our business and results of operations.

Approximately 54% of our employees, as of December 31, 2006, are members of labor unions. We have 16 major labor union contracts in the Americas. We also have 30 major labor contracts outside of North America. At least seven of our union contracts will expire in 2007, and we will be required to renegotiate those in the coming year. While we do not anticipate any problems in renegotiating the labor contracts that could negatively affect operational results, we cannot ensure that we will be able to reach an agreement with the unions. Any disputes with the labor unions could result in work stoppages or other labor protests which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 22, 2007, the Company conducted its manufacturing activities through 100 plants in 27 countries of which the principal facilities are:

Business Segment	Location	Major Products Manufactured at Location
Air Conditioning	Clarksville, TN	Commercial unitary air conditioning
Systems and Services	La Crosse, WI	Applied air conditioning systems
	Lexington, KY	Air handling products
	Macon, GA	Air handling products
	Pueblo, CO	Applied air conditioning systems
	Lynn Haven, FL	Commercial unitary air conditioning
	Trenton, NJ	Residential gas furnaces and air handlers
	Tyler, TX	Residential air conditioning
	Vidalia, GA	Residential air handlers
	Ft. Smith, AR	Package air conditioners, heat pumps and gas electrics
	Columbia, SC	Coils
	Monterrey, Mexico	Reciprocating and scroll compressors
	Charmes, France	Applied air conditioning systems
	Golbey, France	Unitary air conditioning systems
	Taicang, China	Applied and unitary air conditioning systems
	GuangDong, China	Coils and air systems
	Taipei, Taiwan	Coils and air systems

Bath and Kitchen	Salem, OH	Enameled-steel fixtures and acrylic bathtubs
	Tiffin, OH	Vitreous china
	Jundai, Brazil	Vitreous china
	Sevlievo, Bulgaria	Vitreous china
	Teplice, Czech Republic	Vitreous china
	Hull, England	Acrylic bathtubs
	Rugeley, England	Vitreous china
	Valencia, Spain	Vitreous china
	Dole, France	Vitreous china and acrylics
	Revin, France	Vitreous china
	Wittlich, Germany	Brass fittings
	Orcenico, Italy	Vitreous china and acrylics
	Brescia, Italy	Vitreous china
	Roccassecca, Italy	Vitreous china
	Trichiana, Italy	Vitreous china
	Aguascalientes, Mexico	Vitreous china and acrylics
	Monterrey, Mexico	Brass fittings
	Tlaxcala, Mexico	Vitreous china
	Mexico City, Mexico	Vitreous china
	West Java, Indonesia	Vitreous china
	Guangdong Province, China	Vitreous china and brass fittings
	Shanghai, China	Vitreous china
	Tianjin, China	Vitreous china
	Seoul, South Korea	Brass fittings
	Pathumthani, Thailand	Vitreous china
	Ramadan City, Egypt	Acrylics, vitreous china, shower enclosures and acrylics

Vehicle Control	Campinas, Brazil	Vehicle control systems
Systems	Leeds, England	Vehicle control systems
	Claye-Souilly, France	Vehicle control systems
	Hanover, Germany	Vehicle control systems
	Mannheim, Germany	Foundation brakes
	Gronau, Germany	Compressors and hydraulics
	Wroclaw, Poland	Vehicle control systems
	Qingdao, China	Automated braking systems

All of the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan; Monterrey, Mexico (Air Conditioning); and Claye-Souilly, France, which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In 2006, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters, which is leased, is located in Piscataway, New Jersey.

ITEM 3.	LEGAL PROCEEDINGS

The Haynes Litigation

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. On December 7, 2005, a jury in the United States District Court in Colorado returned a favorable verdict for the Company in its lawsuit alleging fraud by Haynes Trane Service Agency, Inc. (HTSA), a former distributor of the Company’s unitary air conditioning business. Damages will be determined by the court at a later date. The jury also returned an advisory verdict recommending that the court award Fred Haynes $4.8 million, because the jurors concluded that the Company had wrongfully terminated an agency agreement with Mr. Haynes, the owner of HTSA, after discovering HTSA’s fraudulent activities in 1995. On October 25, 2006, the trial judge ruled that pursuant to equitable principles Mr. Haynes was not entitled to any portion of the jury’s advisory award and accordingly entered judgment in favor of the Company.

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bath and kitchen fittings and fixtures in certain European countries. In November 2005, the European Commission sent the Company a written request for information. The Company is cooperating fully with the investigation, which is ongoing. The Company believes that the European Commission is preparing a statement of objections setting forth its allegations against the parties involved, including the Company. At this time, the Company is unable to reasonably estimate the loss or range of loss that may result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company, but could be material to the Company’s operating results for the period in which the liability, if any, would be recognized.

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

Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases were subsequently consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deleted reference to fittings and identified a somewhat different group of alleged co-conspirator co- defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On January 24, 2007, the trial judge granted the defendants’ motion for entry of judgment in favor of defendants, dismissing the consolidated amended complaint with prejudice and on February 20, 2007, the plaintiffs filed a Notice of Appeal of the trial judge’s order.

The California cases were coordinated in the San Francisco Superior Court and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identified a somewhat different group of alleged co-conspirator co-defendants and purported to add a new and significantly larger class of plaintiffs. The Company and other defendants filed a demurrer, or motion to dismiss, on April 10, 2006. On November 30, 2006, pursuant to a stipulation between the parties, the San Francisco Superior court dismissed the action without prejudice.

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

Accounting for Asbestos Liability

As described in greater detail in “Note 14 Warranties, Guarantees, Commitments and Contingencies,” until the fourth quarter of 2004, the Company recorded a liability only for filed asbestos claims. Costs associated with claims that might be filed in the future were not recorded because the Company did not believe its history and experience with asbestos-related litigation was sufficient to allow it to make a reasonable estimate of this liability. However, in the fourth quarter of 2004, the Company believed that it had sufficient relevant and reliable information to reasonably estimate a total future liability for asbestos-related claims. Accordingly, in the fourth quarter of 2004, the Company retained an outside consultant to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims. As a result, in the fourth quarter of 2004, the Company increased its recorded liability for asbestos claims by $616 million, from $83 million to $699 million, based upon the consultant’s analysis of the Company’s total estimated liability for pending and unasserted potential future claims through 2055, which was the consultant’s reasonable best estimate of the time it would take to resolve all of the Company’s asbestos-related claims. This amount was calculated on a pre-tax basis, was not discounted for the time value of money, and excluded legal fees. At December 31, 2006, the Company engaged the consultant to perform a review of the updated claims data. As a result of this review, the Company concluded that the estimated liability for pending and unasserted potential future asbestos related claims from 2004 remains the best estimate as of December 31, 2006. At December 31, 2004, 2005 and 2006 the total asbestos liability was estimated at $699.4 million, $686.0 million and $665.8 million, respectively. The decrease of $13.4 million in 2005 and $20.2 million in 2006 were both due primarily to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to December 31, 2006, the Company has resolved 55,061 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $84.4 million, for an average payment per resolved claim of $1,533. During 2006, 4,378 new claims were filed against the Company, 12,661 claims were dismissed and 711 claims were settled. At December 31, 2006, there were 112,668 open claims pending against the Company. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery – The NJ Litigation

As previously disclosed, the Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation engaged in their first mediation session on January 18, 2006 and have engaged in active discussions since that time. During the mediation, the parties agreed to an extension of discovery through September 10, 2007.

Asbestos Receivable – 2006 Insurance Settlements

The Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims.

In February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. As of December 31, 2006, $64.9 million remained in a trust which expired January 3, 2007. Pursuant to the settlement, if there was no U.S. Federal legislation by January 3, 2007 that took asbestos claims out of the courts, the balance of the funds in trust was to be disbursed to the Company. Since there was no federal legislation that occurred, the balance of funds in the trust of $64.9 million was subsequently disbursed to the Company on January 4, 2007. The $64.9 million is presented as a current receivable in Other Current Assets as of December 31, 2006. Of the $64.9 million, $43.2 million relates to historical asbestos claim settlements and current legal expenses incurred, and $21.7 million represents amounts relating to future legal costs to be incurred.

The asbestos receivable decreased to $385.8 million as of December 31, 2006, which is made up of a long-term component of $336.6 million and a current component of $49.2 million. The current component of $49.2 million increased by $43.2 million from 2005, which is the result of the Equitas settlement as discussed above. The reduction of the overall receivable (current and long-term) was primarily the result of cash received from insurance companies of $16.1 million as well as refinements to solvency rates and other data (including claims data and policy information) of $1.9 million, partially offset by the recoverable portion of incurred legal expenses of $5.1 million and favorable settlements not yet recovered of $8.7 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 22, 2007 with respect to each person who is an executive officer of the Company:

Name	Age	Position with Company
Frederic M. Poses	64	Chairman and Chief Executive Officer
Brad M. Cerepak	47	Vice President and Controller
Lawrence B. Costello	59	Senior Vice President, Human Resources
G. Peter D’Aloia	62	Senior Vice President and Chief Financial Officer
Dale F. Elliott	52	Senior Vice President, and President, Bath and Kitchen
Jacques Esculier	47	Vice President, and President, Vehicle Control Systems
Mary Elizabeth Gustafsson	47	Senior Vice President, General Counsel and Secretary
W. Craig Kissel	55	Senior Vice President, and President, Trane Commercial Systems
David S. Kuhl	46	Vice President and Treasurer
R. Scott Massengill	44	Vice President and Chief Financial Officer, Residential Systems
David R. Pannier	56	Vice President, and President, Residential Systems
Richard S. Paradise	45	Vice President and Chief Financial Officer, Bath and Kitchen
Edward Schlesinger	39	Vice President and General Auditor

Each officer of the Company is appointed by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her appointment or such officer’s earlier resignation or removal.

Set forth below is the principal occupation of each of the executive officers named above during the past five years.

Mr. Poses was elected as a Director in October 1999 and as Chairman and Chief Executive Officer effective January 1, 2000. Prior to assuming that position, Mr. Poses was President and Chief Operating Officer at AlliedSignal Inc. (now known as Honeywell). Previously, he was President of AlliedSignal’s Engineered Materials sector from 1988 to 1998 and served as a Director of that company from 1997 until 1999. Mr. Poses is a Director of Raytheon Company and Centex Corporation, and was recently selected to serve on the board of Tyco Electronics when it becomes an independent company.

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

Mr. D’Aloia was elected Senior Vice President and Chief Financial Officer effective February 2000. Prior to that, he was employed by AlliedSignal Inc., most recently serving as Vice President-Business Development. He spent 27 years with AlliedSignal Inc. in diverse management positions, including Vice President-Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials sector. Mr. D’Aloia is a Director of FMC Corporation and AirTran Airways.

Mr. Elliott was elected Senior Vice President of the Company and President, Bath and Kitchen in September 2006. Prior to joining the Company, Mr. Elliott served as Chairman, Chief Executive Officer and President of Snap-on Tools Corporation. Previously, he was President of Snap-on’s diagnostics and industrial businesses. He joined Snap-on in 1995 as President of the industrial business.

Mr. Esculier was elected President of Vehicle Control Systems effective January 1, 2004. He joined the company in June 2002 as Vice President of Trane’s International Commercial Systems business in Europe. Prior to that, he spent more than six years in a variety of leadership positions with AlliedSignal Inc./Honeywell.

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

Mr. Paradise was elected Vice President of the Company and Chief Financial Officer of Bath and Kitchen in August 2005. From July 2002 until August 2005, he was Vice President and Controller of the Company. He joined the Company as Assistant Controller in February 2000. Prior to that, he spent ten years with AlliedSignal Inc. in a variety of financial management positions, including Director of Six Sigma and Credit, after beginning his career with PricewaterhouseCoopers (formerly PriceWaterhouse) as an auditor.

Mr. Schlesinger was elected Vice President and General Auditor of the Company in August 2006. Mr. Schlesinger joined the Company in 1994 as Senior Accounting Analyst and then served as Manager of financial reporting. He was named Assistant Controller in 2000.

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

As of February 22, 2007, there were 719 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 52,510 beneficial owners of its common stock as of February 22, 2007.

The Company paid its first dividend in March 2005. The Company declared dividends of $145.0 million in 2006 on its common stock. On January 31, 2007, the Board of Directors declared a first quarter 2007 dividend of $0.18 per share.

Set forth below are the high and low sales prices for shares of the Company’s common stock for each quarterly period in 2005 and 2006.

2005	High	Low
First quarter	$48.39	$38.56
Second quarter	$47.29	$40.82
Third quarter	$47.93	$41.35
Fourth quarter	$47.76	$35.01

2006
First quarter	$43.71	$35.01
Second quarter	$47.14	$38.58
Third quarter	$44.14	$37.72
Fourth quarter	$46.82	$41.60

On October 5, 2006, the Company’s Board of Directors approved an additional $500 million to purchase shares of the Company’s common stock in the open market. As of February 22, 2007, the unexpended authorization on the current program totaled $500,000,000. As of February 22, 2007, the unexpended authorization on prior repurchase programs totaled $12,453,645. The Company plans to expend the majority of the remaining authorized but unexpended amount for share repurchases in 2007. A summary of the repurchase activity for 2006 follows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a description of the Company’s stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-January 31	887,100		$38.83	887,100	$428,005,297
February 1-February 28	2,299,650		$38.88	2,299,650	$338,603,129
March 1-March 31	1,304,400		$40.82	1,304,400	$285,354,303

Total first quarter	4,491,150		$39.43	4,491,150

April 1-April 30	499,650		$43.00	499,650	$263,868,972
May 1-May 31	1,766,800		$44.22	1,766,800	$185,736,950
June 1-June 30	1,868,700		$41.31	1,868,700	$108,541,807

Total second quarter	4,135,150		$42.76	4,135,150

July 1-July 31	497,900		$40.70	497,900	$88,274,947
August 1-August 31	1,085,400		$40.20	1,085,400	$44,641,612
September 1-September 30	763,400		$42.16	763,400	$12,453,645

Total third quarter	2,346,700		$40.95	2,346,700

Total through December 31	10,973,000	(b)	$41.01	10,973,000	$512,453,645	(a)

(a)	During the fourth quarter 2006, there were no share repurchases. The Board of Directors authorized on October 5, 2006, the purchase of additional shares in an amount not to exceed $500 million, with no expiration date. As of February 22, 2007, the Company had an unexpended authorization by the Board of Directors under its share repurchase program and the majority of the unexpended balance of $512,453,645 under that authorization is expected to be used to repurchase shares during 2007. There have been no repurchases to date during 2007.
(b)	All share repurchases were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Company’s common stock from December 31, 2001 through December 31, 2006, with the Standard & Poor’s 500 Index and the Standard & Poor’s Building Products Index, both of which include the Company. The table and graph use data supplied by the Compustat Services unit of Standard & Poor’s Corporation. The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance. The graph and table assume an investment of $100 in the common stock and each index on December 31, 2001 and the reinvestment of all dividends.

Total Shareholder Returns

	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
American Standard Companies Inc.	100.00	104.26	147.59	181.68	178.13	207.96
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03
S&P Building Products	100.00	91.93	125.49	164.62	147.26	158.01

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in millions, except per share data)	Year Ended December 31,
	2006	2005	2004	2003	2002
Segment and Income Statement Data:
Segment sales:

Air Conditioning Systems and Services	$6,758.1	$6,014.7	$5,345.5	$4,974.6	$4,743.9
Bath and Kitchen	2,434.9	2,418.7	2,439.5	2,234.8	1,994.4
Vehicle Control Systems	2,015.2	1,831.0	1,723.8	1,358.2	1,057.1

Total sales	$11,208.2	$10,264.4	$9,508.8	$8,567.6	$7,795.4

Segment income:
Air Conditioning Systems and Services	$811.6	$660.5	$556.1	$521.6	$537.4
Bath and Kitchen	(18.4)	102.2	196.9	139.5	154.7
Vehicle Control Systems	260.4	249.8	231.3	176.6	138.7

Total segment income (a)	1,053.6	1,012.5	984.3	837.7	830.8
Equity in net income of unconsolidated joint ventures	32.4	34.8	28.2	25.9	26.6
Asbestos indemnity charge, net of recoveries (b)	—	—	(320.2)	(10.0)	(3.3)
Interest expense	(121.4)	(118.3)	(114.9)	(117.0)	(129.0)
Corporate and other expenses (a)	(218.4)	(203.1)	(214.5)	(187.4)	(168.9)

Income before income taxes	746.2	725.9	362.9	549.2	556.2
Income taxes (a)	(205.2)	(169.6)	(49.5)	(144.0)	(185.2)

Net income	$541.0	$556.3	$313.4	$405.2	$371.0

Per share:
Basic	$2.68	$2.63	$1.46	$1.87	$1.71
Diluted	$2.62	$2.56	$1.42	$1.83	$1.68

Average number of outstanding common shares:
Basic	201,656,982	211,290,498	214,835,002	216,809,658	217,049,925
Diluted	206,265,055	216,969,293	220,584,135	221,150,472	220,924,698

Balance Sheet Data (at end of period):
Total assets	$7,413.1	$6,867.8	$6,841.8	$5,878.7	$5,143.8

Total debt	$1,715.4	$1,696.2	$1,507.9	$1,679.1	$1,959.2

Cash dividends per common share	$0.72	$0.60	$—	$—	$—

(a) In 2006, segment income includes $62.7 million and corporate and other expenses includes $0.9 million ($43.6 million after tax, or $.21 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 1,419 jobs and other charges associated with plans initiated throughout 2006 to streamline manufacturing and administrative processes, comprised of $1.2 million for Air Conditioning Systems and Services, $53.3 million for Bath and Kitchen and $8.2 million for Vehicle Control Systems. Income taxes include a tax benefit of $18.8 million related to those expenses. Segment income in 2006 also included $21.7 million of gains on asset sales of which $15.4 million was recognized in Air Conditioning Systems and Services and $6.3 million was included in Bath and Kitchen. The income tax provision included $18.7 million of benefits ($.09 per diluted share) during 2006 primarily related to the reduction of a tax accrual as a result of an expiring statute of limitations in a jurisdiction outside the United States and amounts principally related to adjustments of the 2005 tax provision to the final 2005 tax returns and $1.6 million of tax expense associated with gains on asset sales. The combined effect of the net tax benefits that occurred in 2006, together with other ongoing tax planning activities, resulted in an effective income tax rate of 27.5% for the year. In 2005, segment income includes $71.0 million and corporate and other expenses includes $0.1 million ($47.2 million after tax, or $.22 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 1,235 jobs and other charges associated with plans initiated throughout 2005 to streamline manufacturing and administrative processes as well as a facility shutdown, comprised of $25.7 million for Air Conditioning Systems and Services, $31.6 million for Bath and Kitchen and $13.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $21.9 million related to those expenses. The income tax provision for 2005 also included benefits of $62 million from the resolution of tax audits, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items. Partially offsetting these benefits was a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004. The combined effect of the net tax benefits that occurred in 2005, together with other ongoing tax planning activities, reduced the effective income tax rate to 23.4% for the year. In 2004, segment income includes $46.1 million and corporate and other expenses includes $0.3 million ($32.0 million after tax, or $.15 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 1,565 jobs during 2004, comprised of $7.7 million for Air Conditioning Systems and Services, $33.0 million for Bath and Kitchen and $5.4 million for Vehicle Control Systems. Income taxes include a tax benefit of $14.4 million related to those expenses. Income taxes in 2004 includes a $39.2 million benefit ($.18 per diluted share) including an $18.5 million benefit for the resolution of tax audits, an $18.0 million benefit relating to a reduction in withholding tax liabilities due to a decision not to distribute the earnings of certain foreign subsidiaries and $2.7 million of other tax items. In 2003 segment income includes expenses of $38.9 million ($27.3 million after tax, or $.12 per diluted share) related to the elimination of 870 jobs in the fourth quarter, comprised of $8.4 million for Air Conditioning Systems and Services, $20.8 million for Bath and Kitchen and $9.7 million for Vehicle Control Systems. Income taxes include a tax benefit of $11.6 million related to those expenses. Income taxes in 2003 includes a $26.7 million benefit ($.12 per diluted share) principally because of the resolution of audits and approval of claims for research and development tax credits. The presentation of total segment income is not in conformity with Generally Accepted Accounting Principles (“GAAP”). This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Please refer to the Overview section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

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

Business

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

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors of the Company believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Company plans to spin off its Vehicle Control Systems business as an independent, publicly traded company, expected to be known as WABCO. It plans to implement the spin off through a tax-free stock dividend of all WABCO common stock to Company shareowners, who would receive one share of WABCO common stock for every three shares of Company common stock currently owned. In addition, the Company plans to sell its Bath and Kitchen business. The Company expects to complete both the spin off of Vehicle Control Systems and the sale of Bath and Kitchen by early fall of 2007. Upon completion of both the spin off of Vehicle Control Systems and the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand. Approval by Company shareowners is not required as a condition to the completion of either the spin off or sale. When implemented, the separation plan will not trigger “change-in-control” accelerated benefits for any officers or employees of the Company.

Completion of the proposed separation is subject to final approval by the Company’s Board of Directors. The Vehicle Control Systems spin off is also subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service and an opinion of the Company’s legal counsel as well as the filing and effectiveness of a registration statement with the Securities and Exchange Commission.

The sale process for the Company’s Bath and Kitchen business began in February 2007. Proceeds from the sale are expected to be used to reduce the liabilities of the remaining Company and to repurchase the Company’s common stock. Upon completion of the transactions, Trane and WABCO are expected to have capital structures and financial policies consistent with investment grade ratings. Until the spin off is completed, the Company expects to continue to pay its quarterly dividend of $0.18 cents per share. Following the spin off, the Company expects that Trane and WABCO will initially pay dividends that in total approximate the dividend currently paid by American Standard. However, following the spin off of WABCO, the Board of Directors of WABCO will determine its dividend policy.

The Company expects to incur total costs in the range of $75 to $85 million related to the proposed transaction for tax and accounting fees, legal fees, professional advisory services, employee costs and other costs associated with executing the separation transactions.

Financial Performance Overview

Total segment income as referred to in the paragraphs below represents the summation of segment income of the Company’s business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems (see Note 16 of Notes to Financial Statements). The presentation of total segment income and total segment income as a percentage of sales is not in conformity with generally accepted accounting principles (“GAAP”). This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. The following table reconciles total segment income to net income applicable to common shares for the years ended 2006, 2005 and 2004, respectively. Net income applicable to common shares is the most directly comparable GAAP measure to total segment income.

	Year Ended December 31,
	2006	2005	2004
Segment Income:
Air Conditioning Systems and Services	$811.6	$660.5	$556.1
Bath and Kitchen	(18.4)	102.2	196.9
Vehicle Control Systems	260.4	249.8	231.3

Total segment income	1,053.6	1,012.5	984.3
Equity in net income of unconsolidated joint ventures	32.4	34.8	28.2
Interest expense	(121.4)	(118.3)	(114.9)
Asbestos indemnity charge, net of recoveries	—	—	(320.2)
Corporate and other expenses	(218.4)	(203.1)	(214.5)
Income taxes	(205.2)	(169.6)	(49.5)

Net income applicable to common shares	$541.0	$556.3	$313.4

See Note 16 of Notes to Financial Statements for a discussion of the amounts included in corporate and other expenses.

Sales

Sales in 2006 were $11,208.2 million, an increase of 9.2% (8.4% excluding favorable foreign exchange translation effects) from $10,264.4 million in 2005. Sales increased 12.4% for Air Conditioning Systems and Services, 10.1% for Vehicle Control Systems and 0.7% for Bath and Kitchen. Sales for the year ended December 31, 2005 were $10,264.4 million, an increase of 7.9% (7.2% excluding favorable foreign exchange translation effects) from $9,508.8 million during the year ended December 31, 2004. Sales increased 12.5% for Air Conditioning Systems and Services, 6.2% for Vehicle Control Systems and decreased 0.9% for Bath and Kitchen.

Total Segment Income

Total segment income was $1,053.6 million for the year ended December 31, 2006, an increase of 4.1% (3.3% excluding favorable foreign exchange translation effects) from $1,012.5 million for the year ended December 31, 2005. Segment income increased $151.1 million or 22.9% for Air Conditioning Systems and Services, decreased $120.6 million for Bath and Kitchen and increased $10.6 million or 4.2% for Vehicle Control Systems. Total segment income for the year ended December 31, 2006 as compared to 2005 reflected strong performance in the Company’s Air Conditioning Systems and Services and Vehicle Controls segments. Air Conditioning Systems and Services performance was positively impacted by strong commercial air conditioning sales and Vehicle Control Systems performance was positively impacted by increased sales due to strong commercial truck builds and aftermarket sales growth. These improvements offset the significant decrease in performance of the Bath and Kitchen segment. Segment income in 2006 also included a $15.4 million gain ($13.8 million net of tax benefits) associated with the sale of the Air Conditioning Systems and Services operation in Australia and a $6.3 million gain associated with the sale of the ceramic cartridge manufacturing operation of the European Bath and Kitchen business. Segment income in 2006 included $62.7 million of operational consolidation expenses, as compared to $71.0 million in 2005 (see Note 4 of Notes to Financial Statements). 2006 segment income for Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems included $1.2 million, $53.3 million and $8.2 million, respectively of operational consolidation expenses associated with the elimination of 1,419 jobs.

Total segment income was $1,012.5 million for the year ended December 31, 2005, an increase of 2.9% (1.7% excluding favorable foreign exchange translation effects) from $984.3 million during the year ended December 31, 2004. Segment income increased $104.4 million or 18.8% for Air Conditioning Systems and Services, $18.5 million or 8.0% for Vehicle Control Systems and decreased $94.7 million for Bath and Kitchen. Segment income for the year ended December 31, 2005 as compared to 2004 also reflected strong performance by the Air Conditioning Systems and Services and Vehicle Control segments, which offset the decrease in performance of the Bath and Kitchen segment. Segment income for the year ended December 31, 2005 included $71.0 million of operational consolidation expenses as compared to $46.1 million in 2004 (see Note 4 of Notes to Financial Statements). 2005 segment income for Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems included $25.7 million, $31.6 million and $13.7 million, respectively of operational consolidation expenses associated with the elimination of 1,235 jobs.

The results of each of the Company’s reportable segments are discussed in greater detail in the Results of Operations by Business Segment discussion that follows.

Net Income

Net income for the year ended December 31, 2006 was $541.0 million, down 2.8% from $556.3 million a year ago. Net income was $2.62 per diluted share in 2006, up 2.3% when compared to $2.56 per diluted share for the year ended December 31, 2005. Total segment income increased $41.1 million as discussed above due to improved performance in the Air Conditioning Systems and Services and Vehicle Control Systems segments principally offsetting significantly reduced performance in the Company’s Bath and Kitchen segment. The income tax provision included $18.7 million of benefits during 2006 primarily related to the reduction of a tax accrual as a result of an expiring statute of limitations in a jurisdiction outside the United States and amounts principally related to adjustments of the 2005 tax provision to the final 2005 tax returns, $18.8 million of benefits related to operational consolidation expenses and $1.6 million of tax expense associated with gains on asset sales. Income taxes in 2005 included tax benefits of $62 million from the resolution of tax audits, $22 million from operational consolidation expenses, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items, partially offset by a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004. Net income for the year ended December 31, 2006 also included $32.1 million of compensation expense ($22.2 million net of $9.9 million of tax benefits and $0.11 per diluted share) attributable to the fair value of share based payment awards.

Net income for the year ended December 31, 2005 was $556.3 million, up 77.5% from $313.4 million for the year ended December 31, 2004. Net income was $2.56 per diluted share, up 80.3% from $1.42 per diluted share in 2004. Net income applicable to common shares in 2004 included a net charge of $307 million ($188 million net of a $119 million tax benefit) covering estimated net payments for pending and future asbestos-related claims. See Note 14 of Notes to Financial Statements for a detailed description of the 2004 asbestos charge. The 2005 income tax provision included tax benefits of $62 million from the resolution of tax audits, $22.0 million from operational consolidation expenses, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items, partially offset by a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004 as compared to the 2004 tax provision which included the tax benefits of $119 million associated with the asbestos indemnity charge discussed above, $14.3 million from operational consolidation expenses, $18.5 million from the resolution of tax audits, $18 million related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries, and $2.7 million related to the benefit recognized on other tax items.

In 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS123r”), Share Based Payment Awards, which requires the Company to recognize as expense the fair value of share-based payment awards. The Company has elected to prospectively recognize stock compensation expense and has not restated prior period results. In 2005, the Company accounted for share based payment awards in accordance with APB 25. Since the exercise price of awards was equal to the fair market value of the Company’s stock on the grant date, the Company was not required to recognize compensation expense for outstanding awards. A disclosure is included in Note 2 of Notes to Financial Statements regarding the impact of expensing the fair value of share based awards. The expense of $32.1 million ($22.2 million net of tax) recognized during 2006 represents a net of tax increase of $2.2 million when compared to the pro forma expense for 2005. The increase relates principally to restricted stock expense in 2006. As of December 31, 2006, the Company has unrecognized share based payment expense of $27.5 million that will be recognized over the remainder of the requisite service period. See Note 12 of Notes to Financial Statements.

Results of Operations for 2006 Compared with 2005 and 2005 Compared with 2004

For the year ended December 31, 2006, total segment income increased $41.1 million to $1,053.6 million from $1,012.5 million for the year ended December 31, 2005. Total segment income in 2006 reflected improved pricing of approximately $202 million, volume and mix increases of approximately $139 million, productivity improvements through materials management and other programs of approximately $106 million and the benefits from prior operational consolidations of approximately $51 million, gains from asset sales totaling $21.7 million and $8.3 million less operational consolidation expenses. Offsetting these improvements were continued commodity, energy and logistics cost escalations of approximately $252 million primarily due to increased copper, aluminum and fuel costs, labor cost inflation and other operating cost increases of approximately $123 million, additional investments primarily in new product development and marketing of approximately $79 million, and approximately $12 million of unfavorable foreign exchange translation. Segment income for the year also reflected $18.9 million of compensation expense attributable to the fair value of share based payment awards.

For the year ended December 31, 2005, total segment income increased $28.2 million to $1,012.5 million from $984.3 million for the year ended December 31, 2004. Total segment income in 2005 reflected improved pricing of approximately $197 million, volume and mix increases of approximately $99 million, productivity improvements through materials management and other programs of approximately $100 million and the benefits from prior operational consolidations of approximately $43 million. Offsetting these improvements in 2005 were continued commodity, energy and logistics cost escalations of approximately $202 million primarily due to increased copper, aluminum and fuel costs, labor cost inflation of approximately $88 million, additional investments primarily in new product development and marketing of approximately $96 million, and approximately $24.9 million associated with increased operational consolidation expenses.

Following are tables showing the percentage of total sales and segment income for each of the Company’s business segments and the geographic distribution of sales and segment income.

Segment Percentages of Sales				Geographic Distribution of Sales
	2006	2005	2004		2006	2005	2004
Air Conditioning Systems and Services	60%	59%	56%	United States	53%	53%	50%
Bath and Kitchen	22%	23%	26%	Europe	29%	30%	33%
Vehicle Control Systems	18%	18%	18%	Other	18%	17%	17%

	100%	100%	100%		100%	100%	100%

Segment Percentages of Segment Income				Geographic Distribution of Segment Income
	2006	2005	2004		2006	2005	2004
Air Conditioning Systems and Services	77%	65%	56%	United States	65%	64%	49%
Bath and Kitchen	(2)%	10%	20%	Europe	18%	22%	33%
Vehicle Control Systems	25%	25%	24%	Other	17%	14%	18%

	100%	100%	100%		100%	100%	100%

The following discussion and analysis addresses year-over-year changes in the line items shown in the Segment and Income Statement Data in Item 6, Selected Financial Data. Approximately half of the Company’s business is outside the U.S. Therefore, changes in exchange rates can have a significant effect on segment income and total segment income when presented in U.S. Dollars. Year-over-year changes in sales, segment income, total segment income and, in certain cases, segment income and total segment income as a percentage of sales, for 2006 compared with 2005 and 2005 compared with 2004 are presented both with and without the effects of foreign exchange translation. Presenting sales and segment income excluding the translation effects of foreign exchange amounts is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them in understanding the operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Also, costs associated with shipping, handling, purchasing, receiving, inspecting, warehousing, internal transfer costs and other costs of distribution incurred on sales of products are included in the determination of segment income and total segment income and in the determination of cost of sales in the Consolidated Statements of Income. The Company’s measure of cost of sales may not be comparable to those of other companies as some companies exclude a portion of these costs from cost of sales and include them in another caption within their income statement.

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

Results of Operations by Business Segment

The Company refers to segment income as a percentage of sales throughout the following discussion of segment results. The following table represents segment income as a percentage of sales and net income applicable to common shares as a percentage of sales of the Company for 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
Sales	$11,208.2	$10,264.4	$9,508.8
Total segment income	1,053.6	1,012.5	984.3
Total segment income as a percentage of sales	9.4%	9.9%	10.4%
Net income applicable to common shares	541.0	556.3	313.4
Net income applicable to common shares as a percentage of sales	4.8%	5.4%	3.3%

Air Conditioning Systems and Services Segment

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Sales	$6,758.1	$6,014.7	$5,345.5
Segment income	$811.6	$660.5	$556.1

In 2006, sales of Air Conditioning Systems and Services increased 12.4% (11.8% excluding favorable foreign exchange translation effects).

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2005 to 2006 showing the effect of foreign exchange translation.

		Year Ended December 31, 2006
				Excluding foreign exchange translation
(Dollars in millions)	2005 Reported	2006 Reported	Percentage Change Reported	2006 Adjusted Amount	Percentage Change Adjusted
Segment sales	$6,014.7	$6,758.1	12.4%	$6,724.9	11.8%
Segment income	$660.5	$811.6	22.9%	$808.0	22.3%
Segment income as a percentage of sales	11.0%	12.0%	1.0 pts.	12.0%	1.0 pts.

Distribution of Air Conditioning Sales by Market and Geography
	2006	2005	2004
Commercial	70%	70%	72%
Residential	30%	30%	28%

	100%	100%	100%

Replacement, Renovation and Repair	59%	58%	58%
Commercial New Construction	32%	31%	32%
Residential New Construction	9%	11%	10%

	100%	100%	100%

U.S.	73%	74%	73%
Asia	10%	9%	10%
Europe	7%	7%	8%
Other	10%	10%	9%

	100%	100%	100%

Overall, sales benefited from growth in residential and commercial equipment sales and growing parts and services sales. Sales for the year benefited from price increases of approximately $186 million and volume and mix increases of approximately $524 million. Price increases were put in place during 2006 to offset the rising cost for commodities such as steel, copper and aluminum. Commercial equipment sales, which represent 27% of total Company sales, increased 15% on a global basis. Within the commercial equipment segment, global unitary sales were up 15% and applied sales were up 16%. Sales increased 9% in the parts, services and solutions business.

The commercial equipment market in the U.S. was up an estimated 15% in 2006 (based on Air-Conditioning & Refrigeration Institute (“ARI”) data for commercial applied and unitary markets), following increases of 6% in 2005 and 6% in 2004. Globally, commercial orders were up 15% (excluding favorable foreign exchange translation effects) in 2006 as compared to 2005. In the U.S., total commercial orders were up 13% and international orders were up 19%. Order strength and backlog levels at the end of 2006 seem to indicate that the commercial markets will continue to grow into 2007.

Sales of the Company’s U.S. residential products increased 11% in 2006 as compared with 2005. The Company estimates that the residential unitary market was down approximately 20% in 2006. The increase in sales was driven by improved mix and price increases (as discussed above). Favorable mix was driven by the continued increase in sales of higher efficiency 13 SEER (“Seasonal Energy Efficiency Ratio”) and above models. The government mandated transition to higher efficiency technology, through its minimum 13 SEER requirement, became effective for the industry on January 23, 2006. Partially offsetting the favorable mix and price improvements was a volume decrease during 2006 from lower market unit volume. In addition, sales of furnaces were down in 2006 as compared to 2005 due to unseasonably warm weather in the U.S. The Company believes that the market decrease during 2006 was largely attributable to higher final buys of 10 SEER products in 2005 in advance of the 13 SEER transition in the first quarter of 2006. The Company expects residential equipment market unit volumes to be down in the first quarter of 2007 as compared to 2006. The first quarter of 2006 included industry wide sales volumes associated with final buys of 10-12 SEER product in advance of the mandated transition to 13 SEER models. In addition, the slowing of residential home construction in 2006 is expected to exert pressure on unit volumes in 2007. The Company does not expect to be significantly impacted by these market dynamics as it does not rely heavily on new home construction for sales and its first quarter 2006 sales did not reflect significant increases attributable to pre buy of 10-12 SEER models.

Segment income of Air Conditioning Systems and Services in 2006 increased 22.9% (22.3% excluding favorable foreign exchange translation effects) to $811.6 million from $660.5 million in 2005. Segment income benefited from price increases on equipment systems and services of approximately $186 million, volume and mix increases of approximately $139 million, productivity improvements of approximately $71 million, $24.5 million less of operational consolidation expenses, a $15.4 million gain associated with the sale of its operations in Australia, $13 million of benefits from previously announced operational consolidation activities and approximately $13 million of reduced warranty expenses. These improvements were partially offset by commodity cost increases primarily associated with copper, aluminum and steel of approximately $150 million, higher logistics costs of approximately $7 million, labor and other operating cost escalations of approximately $82 million and incremental investments in new product development and marketing of approximately $65 million. Segment income in 2006 also reflected $12.3 million of compensation expense associated with expensing the fair value of share-based payment awards. Segment income as a percentage of sales increased to 12% in 2006 from 11% in 2005. Segment income for 2006 included $1.2 million of operational consolidation expenses related to severance associated with the consolidation of administrative functions. Segment income for 2005 included $25.7 million of job elimination costs primarily from the elimination of 458 jobs associated with plans designed to improve the effectiveness and efficiency of the business on a global basis as well as charges associated with the closure of a plant.

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

Overall, sales benefited from growth in residential and commercial equipment sales and growing parts and services sales. Sales for the year benefited from price increases of approximately $190 million and volume and mix increases of approximately $448 million. Price increases were put in place throughout 2005 to offset significantly rising costs for commodities such as steel, copper and aluminum. Commercial equipment sales, which represent about 25% of total Company sales, increased 9% on a global basis. Within the commercial equipment segment, global unitary sales were up 13% and applied sales were up 4%. Sales increased 11% in the parts, services and solutions business.

The commercial equipment market in the U.S. was up an estimated 6% in 2005 (based on Air-Conditioning & Refrigeration Institute (“ARI”) data for commercial applied and unitary markets), following increases of 6% in 2004 and a drop of 4% in 2003. International equipment markets in Europe were flat to slightly down, the Middle East markets continue to be strong and Asia demand has softened. Overall, the global unitary market experienced growth in the mid to high single digit range, while the applied market experienced more modest growth at approximately 1- 2 percent. Globally, orders were up 12% (excluding favorable foreign exchange translation effects) in the fourth quarter of 2005 as compared to 2004. In the Americas, total orders were up 14% and international orders were up in the mid single digit range, including a 10% increase in Europe and the Middle East and a 2% increase in Asia.

Sales of the Company’s U.S. residential products increased 21% in 2005 as compared with 2004. The Company estimates that the residential unitary market was up approximately 18% in 2005. The increase was driven by higher volume and improved mix, price increases (as discussed above) and a warm summer season during 2005 in the U.S. Favorable mix was driven by an increase in sales of higher efficiency models, including increases in sales of 13 SEER (Seasonal Energy Efficiency Ratio) models in advance of the government mandated transition to 13 SEER technologies, which became effective January 23, 2006. Sales growth in the second half of the year also reflected the benefits of increased sales of 10 SEER units in advance of the government mandated transition to 13 SEER.

Segment income of Air Conditioning Systems and Services in 2005 increased 18.8% (18.5% excluding favorable foreign exchange translation effects) to $660.5 million from $556.1 million in 2004. Segment income benefited from price increases on equipment systems and services of approximately $190 million, volume and mix increases of approximately $124 million, productivity improvements of approximately $56 million and $13 million of benefits from previously announced operational consolidation activities. These improvements were partially offset by commodity cost increases primarily associated with copper and steel of $147 million, higher logistics costs of $8 million, labor cost escalations of $63 million and incremental investments in new product development and marketing of $63 million. The Company continued to invest in marketing, especially in the residential business including investments in higher energy-efficient solutions and new product launches associated with indoor air quality innovative products. These investments are expected to improve product mix. Segment income as a percentage of sales increased to 11% in 2005 from 10.4% in 2004. Segment income for 2005 included $25.7 million of operational consolidation expenses that included the elimination of 458 jobs. $11.9 million of the charge related to the closure of the Rockingham, N.C. manufacturing facility and $13.8 million primarily related to severance and job elimination expenses associated with plans to improve the effectiveness and efficiency of the business on a global basis and the consolidation of administrative functions. Segment income for 2004 included $7.7 million of operational consolidation expenses primarily from the elimination of 205 jobs.

BACKLOG–The worldwide backlog for Air Conditioning Systems and Services as of December 31, 2006, was $870 million, an increase of 21.3% (19% excluding favorable foreign exchange translation effects) from December 31, 2005. This increase reflected increases in commercial equipment markets in the Americas, Europe and Asia. Backlog is not necessarily predictive of future business as it relates only to some of the Company’s products and services.

Bath and Kitchen Segment

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Sales	$2,434.9	$2,418.7	$2,439.5
Segment income	$(18.4)	$102.2	$196.9

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2005 to 2006 showing the effect of foreign exchange translation.

		Year Ended December 31, 2006
				Excluding foreign exchange translation
(Dollars in millions)	2005 Reported	2006 Reported	Percentage Change Reported	2006 Adjusted Amount	Percentage Change Adjusted
Segment sales	$2,418.7	$2,434.9	0.7%	$2,410.9	(0.3)%
Segment income	$102.2	$(18.4)	(118)%	$(19.2)	(119)%
Segment income as a percentage of sales	4.2%	(0.8)%	(5.0) pts.	(0.8)%	(5.0) pts.

Distribution of Bath and Kitchen Sales by Market and Geography
	2006	2005	2004
Residential	77%	78%	79%
Commercial	23%	22%	21%

	100%	100%	100%

Replacement, Renovation and Repair	57%	57%	59%
Residential New Construction	26%	28%	26%
Commercial New Construction	17%	15%	15%

	100%	100%	100%

Europe and Middle East	54%	53%	53%
U.S. and Other	38%	40%	40%
Asia Pacific	8%	7%	7%

	100%	100%	100%

Sales of Bath and Kitchen were $2,434.9 million in 2006, an increase of 0.7% (down 0.3% excluding favorable foreign exchange translation effects), from $2,418.7 million in 2005. Sales decreased due to $66 million of unfavorable volume and mix partially offset by $58 million increases in price. Sales in the Americas decreased 4.4% (down 5.0% excluding favorable foreign exchange translation). Sales in the Americas in 2006 were unfavorably impacted by inventory controls at major customers as well as lower fittings sales as the business continued its launch of new products in this category. In Europe, where the Company’s business is larger, sales increased 4.2% (3.3% excluding favorable foreign exchange translation effects). In Europe, sales volumes were also adversely impacted by unfavorable mix and lower volumes, although mix began to improve in the fourth quarter of 2006 as product availability issues on various luxury product suites caused by manufacturing problems in 2005 continue to improve. In Asia, sales increased 3.6% (decreased 0.7% excluding favorable foreign exchange translation effects).

Bath and Kitchen reported a segment loss of $(18.4) million in 2006, a decrease of $120.6 million from segment income of $102.2 million for 2005. Segment income was negatively impacted by unfavorable volume and mix of approximately $50 million, approximately $68 million of commodity and logistics cost increases primarily natural gas and fuel costs, net productivity decreases of approximately $22 million, labor cost escalations and other operating cost increases of approximately $33 million, increased operational consolidation expenses of $21.7 million and investments in marketing and new products of approximately $9 million. Segment income in 2006 also reflected $4.2 million of compensation expense associated with expensing the fair value of share-based payment awards. These items were partially offset by approximately $58 million in price gains and the benefits of previously announced operational consolidation programs of approximately $31 million.

The Company began to take actions in the fourth quarter of 2005 and throughout 2006 to improve manufacturing performance and developed plans to increase pricing and introduce new products in 2006. The status of these initiatives is as follows:

(i)	Manufacturing operations in Europe continue to improve, which has led to increased product availability of higher value products to meet marketplace demand in Europe. New product launches in Europe are being received well by our customers and production levels continue to improve.

(ii)	Sales in the Americas of the new improved version of the Cadet 3 mainstream toilet and Lifetime whirlpool tub are progressing well. However, the sales of new fittings product launches such as the EverClean and Speed Connect faucets in the Americas are not growing at the rate the Company originally expected. This is adversely impacting financial performance in the Americas as fittings products typically generate higher margins than ceramic based products.

(iii)	Positive results from pricing actions continue to be realized, but these actions are still lagging behind commodity and energy cost increases.

Bath and Kitchen’s financial results for 2006 fell below the Company’s expectations. Commodity cost escalations and unexpected sales volume decreases in the Americas, as discussed above, account for the majority of the unfavorable performance in 2006.

The Company continues to look for opportunities to improve productivity through simplification of business processes and product lines. To that end, Bath and Kitchen recognized $53.3 million of operational consolidation expense during 2006. The following summarizes the initiatives launched in 2006:

(i)	$14.2 million associated with a plan designed to keep the business cost competitive, optimize manufacturing capabilities and continue to re-build the profitability of the business. Specifically, the Company announced on July 19, 2006 a consolidation of its ceramics manufacturing operations in the United Kingdom. The Company has discontinued the production of ceramics at its Hull location and relocated all of these products to more cost-effective locations. This plan included the elimination of 225 jobs.

(ii)	$11.7 million associated with severance related to plans initiated in the second quarter of 2006 to consolidate some new product development, supply chain, finance and administrative activities in its European operations. It included the elimination of 327 jobs.

(iii)	$8.4 million related to the consolidation of administrative and manufacturing processes in Europe that included the elimination of 103 jobs.

(iv)	$5.4 million related to the closure of a metal tubs plant in China and consolidation into another facility, as well as the elimination of headcount from certain administrative and manufacturing processes in Asia that included the elimination of 452 jobs.

(v)	$5.8 million related to the consolidation of administrative and manufacturing processes in the Americas that included the elimination of 188 jobs.

The remainder of the 2006 charge is associated with the continuation of 2005 programs. The 2006 programs are expected to generate approximately $29 million of savings on an annualized basis starting in 2007. Operational consolidation expenses for the year ended December 31, 2005 amounted to $31.6 million, primarily related to a program to reorganize fittings manufacturing operations in Europe.

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

The Company is currently evaluating additional operational consolidation actions to improve productivity and simplify processes given the unfavorable financial results in 2006. On February 1, 2007, Bath and Kitchen announced further plans for its consolidation of operations and streamlining of commercial functions. The Company will close its Wolverhampton, UK, location and transfer its fittings assembly and logistics to more cost effective locations; streamline and simplify its commercial organization in several European countries; and discontinue the production of cast iron bathtubs at its Revin, France location. These actions will result in charges amounting to approximately $29 million ($19 million after tax), including approximately $22 million for job-elimination expenses related to the elimination of 210-250 jobs, and approximately $7 million of other exit related costs, including $5 million of asset write-offs. Approximately $7-$8 million of the charge is expected to be incurred in the first quarter of 2007. The Company estimates that these charges will result in approximately $23 million of cash expenditures, the majority of which are expected to be paid in 2007. The Company expects these plans to be completed by the end of 2007. Once completed, the Company expects to realize annualized cost savings of approximately $14 million.

The nature, timing and costs of any additional actions is not yet determined.

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2004 to 2005 showing the effect of foreign exchange translation.

		Year Ended December 31, 2005
				Excluding foreign exchange translation
(Dollars in millions)	2004 Reported	2005 Reported	Percentage Change Reported	2005 Adjusted Amount	Percentage Change Adjusted
Segment sales	$2,439.5	$2,418.7	(0.9)%	$2,401.5	(1.6)%
Segment income	$196.9	$102.2	(48)%	$98.2	(50.1)%
Segment income as a percentage of sales	8.1%	4.2%	(3.9) pts.	4.1%	(4.0) pts.

Sales of Bath and Kitchen were $2,418.7 million in 2005, a decrease of 0.9% (down 1.6% excluding favorable foreign exchange translation effects), from $2,439.5 million in 2004, as compared to 9% growth in

2004 (4% excluding favorable foreign exchange translation effects). Sales decreased $54.0 million due to unfavorable volume and mix offset by $16.0 million in price. Sales in the Americas decreased 1.5% (down 2.2% excluding favorable foreign exchange translation). Sales in the Americas in 2005 were unfavorably impacted by a shift to sales of economy products from luxury products and a reduction in inventory and lower volume at a major retail customer. Sales volumes in the Americas were also unfavorably impacted by reduced sales in the wholesale channel. In Europe, where the Company’s business is larger, sales decreased 1.5% (1.9% excluding favorable foreign exchange translation effects). In Europe, sales volumes were also adversely impacted by unfavorable mix, as sales migrated to economy products and product availability issues on various luxury product suites caused by manufacturing problems. In Asia, sales increased 7.9% (4.7% excluding favorable foreign exchange translation effects), off a small but growing base. Sales in Asia benefited from new product introductions, which offset market declines in China and Korea.

Segment income of Bath and Kitchen was $102.2 million for 2005, a decrease of 48% (50.1% excluding favorable foreign exchange translation effects) from $196.9 million for 2004. Segment income as a percentage of sales was 4.2%, down from 8.1% in 2004. Segment income was negatively impacted by unfavorable volume and mix of approximately $45 million partially driven by product availability issues on various luxury product suites caused by manufacturing problems in Europe, approximately $37 million for commodity and logistics cost increases primarily natural gas and fuel costs, unfavorable foreign exchange effects of approximately $13 million, investments in marketing and new products of $12 million and labor cost escalations of $13 million. These items were partially offset by approximately $16 million in price gains and the benefits of previously announced operational consolidation programs of $20 million. Segment income in 2005 included $31.6 million of operational consolidation expenses primarily related to a program to reorganize fittings manufacturing operations in Europe that included the elimination of 198 jobs, and other programs designed to streamline manufacturing operations and administrative processes related to 388 jobs. Segment income in 2004 included $33.0 million of operational consolidation expenses for the closure of the two facilities and the elimination of 1,338 jobs in the Americas and Europe.

BACKLOG–Backlog is not an important indicator of future business in the plumbing industry, which typically has a short cycle between customer order and shipment.

Vehicle Control Systems Segment

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Sales	$2,015.2	$1,831.0	$1,723.8
Segment income	$260.4	$249.8	$231.3

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales from 2005 to 2006 showing the effect of foreign exchange translation.

		Year Ended December 31, 2006
				Excluding foreign exchange translation
(Dollars in millions)	2005 Reported	2006 Reported	Percentage Change Reported	2006 Adjusted Amount	Percentage Change Adjusted
Segment sales	$1,831.0	$2,015.2	10.1%	$1,991.5	8.8%
Segment income	$249.8	$260.4	4.2%	$256.8	2.8%
Segment income as a percentage of sales	13.6%	12.9%	(0.7) pts.	12.9%	(0.7) pts.

Distribution of Vehicle Control Systems Sales by Market and Geography
Major End Markets	2006	2005	2004

OE Manufacturers:
Truck and Bus Products	65%	65%	64%
Trailer Products	10%	10%	10%
Car Products	3%	4%	6%
Aftermarket	22%	21%	20%

	100%	100%	100%

Europe	74%	73%	75%
U.S.	11%	12%	11%
Other	15%	15%	14%

	100%	100%	100%

Vehicle Control Systems’ sales for 2006 were $2,015.2 million, an increase of 10.1% (8.8% excluding favorable foreign exchange translation effects), from $1,831.0 million in 2005. The increase was attributable primarily to increased bus and truck production in most markets, expanded content per vehicle, including new applications. The growth was strong in the OEM and aftermarket businesses. This increase was partially offset by approximately $41.0 million of price decreases during the year. The adverse impact from price decreases was more than offset by market growth and by improved aftermarket sales, which increased 12% (10.1% excluding favorable foreign exchange translation effects). Sales in Europe, VCS’ largest market, increased 10.9% (10.1% excluding favorable foreign exchange translation effects) in 2006. Sales increased 2.7% in North America, underperforming a market that increased an estimated 9% due to the effects of discontinued car passenger platforms. In Asia and Latin America, VCS’ sales increased 15.6% and 2.9% (15.2% and (7.7)% excluding favorable foreign exchange translation effects). Sales growth in Asia was consistent with market growth in that region, which was approximately 14% for the year and sales in Latin America were impacted by the slowing of the markets in that region during 2006. Overall, VCS’ sales continued to grow in line with or outpace all heavy vehicle manufacturing markets, with the exception of North America. The Company expects truck builds in Europe to be at relatively the same levels as they were in 2006, while the market in North America is expected to be down significantly in 2007. The North American market in 2006 experienced increased sales ahead of regulations mandating better emissions standards in 2007.

Segment income in 2006 increased 4.2% (2.8% excluding favorable foreign exchange translation effects) to $260.4 million from $249.8 million in 2005. Segment income as a percentage of sales was 12.9%, down from 13.6% in 2005. Segment income benefited from volume and mix increases of approximately $48 million, productivity improvements of approximately $57 million, benefits from previously announced operational consolidation programs of approximately $7 million and a reduction in operational consolidation expenses of $5.5 million. These improvements were partially offset by price decreases of approximately $41 million, commodity and logistics cost increases of approximately $27 million, labor cost escalations of approximately $13 million, approximately $13 million of unfavorable foreign exchange translation effects and approximately $10 million of increased warranty expenses. Segment income in 2006 as compared to 2005 includes $2.4 million of expense associated with expensing the fair value of share-based payment awards. Segment income in 2006 included $8.2 million of operational consolidation expenses associated with the continued relocation of manufacturing activities to a lower cost location and other job elimination programs initiated during 2006 that included the elimination of 59 jobs. Segment income in 2005 included $13.7 million of operational consolidation expenses related to the continuation of a plan to transfer production from a facility in Europe to a lower-cost facility and other job elimination programs initiated in 2005 that included the elimination of 191 jobs.

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

Vehicle Control Systems’ sales for 2005 were $1,831.0 million, an increase of 6% (5% excluding favorable foreign exchange translation effects), from $1,723.8 million in 2004. The increase was attributable primarily to increased bus and truck production, expanded content per vehicle, including new applications and strong growth in VCS’ aftermarket business, partially offset by lower sales in passenger cars. Sales in Europe, VCS’ largest market, increased 3% with and without foreign exchange translation effects in 2005. This increase was partially offset by approximately 1% of price decreases. The impact of price and market growth declines was moderated by improved aftermarket sales, which increased 13%. Sales increased 11% in North America, underperforming a market that increased an estimated 20% due to a reduction in certain brake platforms which were replaced with other platforms in 2006. In Asia and Latin America, VCS’ sales increased 22% and 37% (18% and 13% excluding favorable foreign exchange translation effects) outperforming truck and bus markets in the year. Overall, VCS’ sales continued to grow in line with or outpace the heavy vehicle manufacturing markets.

Segment income in 2005 increased 8.0% (5.4% excluding favorable foreign exchange translation effects) to $249.8 million from $231.3 million in 2004. Segment income as a percentage of sales was 13.6%, up from 13.4% in 2004. Segment income benefited from volume and mix increases of approximately $23 million, productivity improvements of approximately $45 million, benefits from previously announced operational consolidation programs of approximately $10 million and favorable foreign exchange translation effects of approximately $16 million. These improvements were partially offset by price decreases of approximately $23 million, commodity cost increases of approximately $8 million, incremental investments primarily in new product development and marketing of approximately $18 million, labor cost escalations of approximately $13 million and approximately $8 million more of operational consolidation expenses. Segment income in 2005 included $13.7 million of operational consolidation expenses associated with the continued relocation of manufacturing activities to a lower cost location and other job elimination programs initiated during 2005 that included the elimination of 191 jobs. Segment income in 2004 included $5.4 million of operational consolidation expenses related to the transfer of production from a facility in Europe to a lower-cost facility and the associated elimination of 17 jobs.

BACKLOG–Vehicle Control Systems’ backlog as of December 31, 2006, was $844 million, up 7.1% when compared to December 31, 2005, excluding foreign exchange translation effects. Backlog is not necessarily predictive of future business as it relates only to some of VCS’ products.

Other Income Statement Data (as summarized in Item 6. Selected Financial Data)

Equity in net income of unconsolidated joint ventures decreased to $32.4 million in 2006 from $34.8 million in 2005. The $2.4 million decrease primarily resulted from decreased performance from the Company’s air conditioning Alliance compressor joint venture in the U.S. due to decreased market volume and to a lesser extent the Company’s Meritor WABCO joint venture in the U.S. Equity in net income of unconsolidated joint ventures increased to $34.8 million in 2005 from $28.2 million in 2004. The $6.6 million increase primarily resulted from increased performance from the Company’s air conditioning Alliance compressor joint venture in the U.S. and the Company’s WABCO joint venture in the U.S.

Interest expense increased by $3.2 million to $121.4 million in 2006 from $118.3 million in 2005 primarily driven by higher average debt balances throughout 2006 as compared to 2005 and higher interest rates. Interest expense increased by $3.4 million in 2005 as compared to 2004 as the benefits of lower average debt balances were more than offset by higher interest rates.

Corporate and other expenses as shown in the Segment and Income Statement Data table in Item 6, increased $15.3 million to $218.4 million in 2006 as compared to $203.1 million for 2005. The increase is substantially explained by the following items. Corporate and other expenses in 2006 include $14.2 million of compensation expense associated with expensing the fair market value of share-based payment awards. In addition, receivable discount fees were $6.5 million higher in 2006 as compared to 2005 associated with the sale of more receivables and foreign exchange losses on short-term third party and intercompany debt in 2006 resulted in a $6.4 million unfavorable impact in 2006 when compared to $3.9 million of gains in 2005. These losses were partially offset by lower post retirement costs of $12.7 million compared to 2005. Corporate and other expenses were $203.1 million for 2005, compared with $214.5 million for 2004. The decrease is substantially explained by the following items. Incentive compensation and pension and post-retirement costs were $9.1 million and $3.3 million lower in 2005 as compared to 2004 and foreign exchange gains of $3.9 million on short-term third party and intercompany debt in 2005 resulted in an $8.0 million favorable impact in 2005 when compared to $4.1 million of losses in 2004. These gains were partially offset by higher minority interest expense of $3.5 million and higher receivable discount fees of $2.9 million associated with the sale of more receivables on average in 2005 as compared to 2004 due to higher volume. Corporate and other expenses, shown in the Segment and Income Statement Data table in Item 6, primarily include some of the expenses classified as selling and administrative expenses in the Consolidated Statement of Income. Corporate and other expenses also include certain items classified in “Other expense” in the Consolidated Statement of Income (see Note 5 of Notes to Financial Statements). Year-to-year changes in the significant components of “Other expense” are explained by the comments in this paragraph on corporate expenses, or in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provisions for 2006, 2005 and 2004 were $205.2 million, $169.6 million and $49.5 million, respectively. The effective income tax rates were 27.5% of pre-tax income in 2006, 23.4% in 2005 and 13.6% in 2004. The income tax provision included $18.7 million of benefits during 2006 primarily related to the reduction of a tax accrual as a result of an expiring statute of limitations in a jurisdiction outside the United States and amounts principally related to adjustments of the 2005 tax provision to the final 2005 tax returns, $18.8 million of benefits related to operational consolidation expenses and $1.6 million of tax expense associated with gains on asset sales. Income taxes in 2005 included tax benefits of $62 million from the resolution of tax audits, $22 million from operational consolidation expenses, $16 million related to the impact of certain tax planning initiatives on prior tax years and $9 million related to the benefit recognized on other tax items, partially offset by a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004. The income tax provision for 2004 included tax benefits of $119 million associated with the asbestos indemnity charge, $18.5 million from the resolution of tax audits, $18 million related to a reduction in withholding tax liabilities arising from a decision to not distribute the earnings of certain foreign subsidiaries, $14.3 million from operational consolidation expenses and $2.7 million related to the benefit recognized on other tax items. The Company expects that its effective income tax rate in 2007 will be approximately 30-31% excluding matters such as tax audit settlements and current period benefits from operational consolidation expenses. See Note 7 of Notes to Financial Statements and Critical Accounting Policies and Estimates.

Liquidity and Capital Resources

Net cash provided by operating activities was $706.3 million for 2006. This compared with net cash provided by operating activities of $820.4 million for 2005. Contributing to the decrease in 2006 was lower net income as compared to 2005. In addition, working capital increased $255.5 million as compared to $90.2 million in 2005. Timing of receivable collections unfavorably impacted working capital during 2006. In addition, the mix of Air Conditioning Systems and Services receivables in 2006 changed as compared to 2005. Specifically, the mix of 2006 receivables shifted to commercial equipment receivables from residential equipment receivables. Commercial equipment receivables generally have longer payment terms. In addition, Air Conditioning Systems and Services inventory balances grew in the fourth quarter of 2006 partially to meet commercial backlog levels and partially because residential equipment sales were lower than expected. Net cash provided by operating activities was $820.4 million for 2005 as compared to $764.7 million for 2004. Major factors contributing to the increase in 2005 were higher net income (excluding the non-cash asbestos indemnity charge in the fourth quarter of 2004), improved receivables collection performance, improved inventory turnover and proceeds of $33 million on the sale of long-term receivables and a lease buyout by a customer.

The Company generated free cash flow of $441.8 million during 2006 as compared to $511.5 million in 2005. The decrease in free cash flow in 2006 was attributable principally to the reasons mentioned above. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows provided by operating activities.

	Year ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$706.3	$820.4	$764.7
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(285.1)	(337.1)	(262.5)
Proceeds from disposal of property	20.6	28.2	29.4

Free cash flow	$441.8	$511.5	$531.6

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

In investing activities, the Company made capital expenditures of $285.1 million during 2006, including $244.3 million on plant and equipment, and $40.8 million in computer software. This compared with capital expenditures of $337.1 million in 2005, including $293.8 million on plant and equipment and $43.3 million on computer software. Investments in plant and equipment in 2005 reflect expenditures needed to address the government mandated transition to 13 SEER minimum energy efficiency standards for residential air conditioning equipment in the U.S. in 2006. Investing activities in 2005 included $26.6 million of investments in affiliated companies as compared to $0.2 million during 2006. Proceeds from disposals of property, plant and equipment increased to $45.7 million from $28.2 million in 2005. Proceeds from disposals of property, plant and equipment in 2006 included $25.1 million of proceeds associated with the sale of an Air Conditioning Systems and Services operation in Australia, which is excluded from free cash flow presented above and $13.1 million of proceeds from the sale of the ceramic cartridge manufacturing operation of the European Bath and Kitchen business. In 2005, the Company made capital expenditures and investments in affiliated companies of $363.7 million, including $293.8 million on plant and equipment, $26.6 million of investments in affiliated companies, and $43.3 million in computer software. This compared with capital expenditures and investments in affiliated companies of $264.0 million in 2004, including $215.9 million on plant and equipment, $1.5 million of investments in affiliated companies and other businesses, and $46.6 million in computer software. The year ended December 31, 2005 included the receipt of $12.2 million from the repayment of a loan from an unconsolidated joint venture partner as compared to a loan to an unconsolidated joint venture in 2004 of $16.2 million.

The excess of cash provided by operating and investing activities during 2006 totaled $470.6 million and financing activities used $581.5 million. The cash generated by operating and investing activities funded in part dividend payments and share repurchases totaling $144.8 million and $450.0 million, respectively. Total Company debt reflected on the balance sheet increased by a net $19.2 million during 2006, which includes a non cash increase of $73.2 million largely due to foreign exchange. Financing activities during 2006 included $45.6 million of proceeds from the exercise of stock options as compared to $35.6 million in 2005. The net effect of all operating, investing and financing activities for 2006 was a decrease in cash and cash equivalents of $96.9 million. The excess of cash provided by operating activities during 2005 totaled $497.1 million and financing activities used $330.2 million. The cash generated by operating and investing activities funded in part dividend payments and share repurchases totaling $126.4 million and $500.0 million, respectively. Total Company debt reflected on the balance sheet increased by a net $188.4 million during 2005, which includes a non cash decrease of $76.4 million largely due to foreign exchange. The Company in 2005 repatriated approximately $500 million of foreign subsidiary earnings to the U.S. under the American Jobs Creation Act of 2004 a portion of which was financed with borrowings. Financing activities during 2005 included proceeds realized from the exercise of stock options of $35.6 million. The net effect of all operating, investing and financing activities for 2005 was an increase in cash and cash equivalents of $161.3 million.

The Company believes that its debt net of cash is at an appropriate level. In 2007 the Company intends to use its excess cash generation to provide a cash return to its investors. This cash return will be in the form of a quarterly dividend and share repurchases. The Company’s Board of Directors has approved a quarterly dividend of $.18 per share of common stock. The dividend will be paid on March 20, 2007, to shareholders of record on March 1, 2007. During 2006, the Company distributed quarterly dividend payments to shareholders that in the aggregate totaled $144.8 million. The Company paid a dividend of $0.18 per share each quarter in 2006 and expects to pay quarterly dividends of $0.18 per share in 2007. On October 5, 2006 the Company’s Board of Directors also approved an additional $500 million to purchase shares of the Company’s common stock in the open market. As of February 22, 2007, the unexpended authorization on the current and prior year programs totaled $512,453,645. The Company plans to repurchase the majority of this unexpended authorization in 2007, which would result in total share repurchases for 2007 of approximately $450 million.

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

In connection with the separation plans, the Company intends to renegotiate or replace the primary bank credit agreement discussed above and the 364 day credit facilities discussed below. In addition, the Company intends to refinance the €30 million 7.59% Guaranteed Senior Bonds due 2013 with existing facilities.

At December 31, 2006, the Company’s total indebtedness was $1,715.4 million. Annual scheduled debt maturities of long-term debt were $114.7 million, $324.2 million, $216.5 million, $818.3 million and $1.8 million for the years 2007 through 2011, respectively and $239.9 million thereafter. On June 1, 2006 the 7.125% Euro Senior Notes became due and payable. The Company repaid this debt with borrowings from its primary bank credit agreement. In addition, the Company repaid $208 million of 7 3/8% Senior Notes that matured on April 15, 2005 with $200 million of Senior Notes, maturing on April 1, 2015. The Senior Notes were issued by American Standard Inc., and are unconditionally guaranteed by the Company and ASII. The Senior Notes bear interest at a rate of 5 1/2% payable semi-annually on April 1 and October 1 of each year.

The Company had remaining availability under its primary bank credit agreement at December 31, 2006, of $530.6 million after reduction for borrowings of $426.1 million and $43.3 million of outstanding letters of credit. In addition, the Company had $182 million available at December 31, 2006, under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $115 million as of December 31, 2006. See Note 11 of Notes to Financial Statements.

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

From February 27, 2006 through July 18, 2006, American Standard Inc. executed 364 day U.S. dollar credit agreements with banking institutions totaling $150 million. The Company and ASII guarantee obligations under the agreements. The total amount outstanding as of December 31, 2006 was $60 million. Debt outstanding under the agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew or refinance them on a long-term basis.

In addition, a subsidiary of the Company has entered into a 40 million Euro ($53 million at December 31, 2006 exchange rates) 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of December 31, 2006, there was an outstanding balance of $33 million. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated April 13, 2006. The amount outstanding under this facility at December 31, 2006 was $34 million. Borrowings under this facility are primarily in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII. Debt outstanding under these agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew or refinance them on a long-term basis.

In January 2003, a European subsidiary of the Company issued €30 million ($40 million at December 31, 2006 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of certain changes in the financial structure and organization of its European subsidiaries. The proceeds were used to repay borrowings under bank credit agreements. The bonds are guaranteed by the Company, American Standard Inc. and ASII.

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

At December 31, 2006, the Company was restricted from remitting approximately $61 million from China largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable operating leases in effect at December 31, 2006, total $603.8 million. That total represents the equivalent of approximately $494 million of off-balance sheet debt, discounted at an assumed rate of 6.3 percent. See the following table of Aggregate Contractual Obligations for a summary of amounts due under operating leases.

To reduce its borrowing cost, during 2002 the Company established new accounts receivable financing facilities in Europe and the U.S., and terminated a previously existing arrangement in the U.S. See Note 8 of Notes to Financial Statements. As part of these facilities, the Company formed special-purpose entities (the “SPEs”) that are included in the financial statements of the Company for the sole purpose of buying and selling receivables generated by the Company. Under these facilities, the Company, irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 8% in Europe and approximately 51% in the U.S. The conduits obtain the funds to purchase the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $594.5 million (€300.0 million, or approximately $394.5 million at December 31, 2006 exchange rates, under the European facility, and $200.0 million under the U.S. facility). At December 31, 2006 advances from conduits were $389.5 million and $135.5 million under the European and U.S. facilities, respectively. The Company retains responsibilities for the collection and administration of receivables subject to these facilities. The receivables sold are removed from the balance sheet since the sales meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of sale. Those losses amounted to $25.3 million for 2006, $18.8 million for 2005 and $15.9 million in 2004 and are included in other expense in the Consolidated Statement of Income. The European facility is subject to the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with these covenants. In addition, these facilities are subject to annual renewals. The European facility will require renewal in May 2007, and the U.S. facility in September 2007. The Company has the ability to renew these facilities. Upon completion of the Bath and Kitchen sale, the Company intends to discontinue the European facility.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $70.5 million extending from 2007 to 2025, under long-term service and maintenance contracts related to its Air Conditioning Systems and Services business. Through 2006 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

Following is a summary of contractual obligations, both on and off the balance sheet as of December 31, 2006.

Aggregate Contractual Obligations

As of December 31, 2006

(Millions of dollars)

	Payments due by period (1)
Contractual Obligations	Total	2007	2008 and 2009	2010 and 2011	Beyond 2011
Long-term debt obligations (principal plus interest) (2)(3)	$1,953	$124	$680	$861	$288
Operating lease obligations (4)	604	143	209	140	112
Purchase obligations (5)	767	767	—	—	—
Unfunded pension and post-retirement benefits (6)	723	122	122	133	346
Other long-term liabilities included on the balance sheet (7)	90	53	18	9	10

Total	$4,137	$1,209	$1,029	$1,143	$756

Notes to table

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under long-term debt obligations under the Company’s primary credit agreement will depend on the amount of debt outstanding under the agreement in each year.
(2)	Amounts shown for long-term debt obligations include the associated interest calculated at the December 31, 2006 rates applicable to each type of debt.
(3)	Obligations under capital leases are not material (approximately $8 million) and are included in long-term debt obligations.
(4)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2006. The present value of the $603.8 million total is equivalent to approximately $494.4 million, discounted at an assumed rate of 6.3%.
(5)	In the normal course of business the Company expects to purchase approximately $5.9 billion in 2007 of materials and services, and estimates that on average no more than approximately $675 million is outstanding at any one time in the form of legally binding commitments. The Company spent approximately $5.5 billion, 5.0 billion and $4.2 billion on materials and services in 2006, 2005 and 2004. The Company also expects to spend approximately $277 million on capital expenditures for plant and equipment and $48 million for purchased computer software during 2007, and estimates that no more than $78 million is committed under legally binding agreements at any one time.
(6)	Amounts represent undiscounted projected benefit payments to the Company’s unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2007. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s accumulated benefit obligation at the end of 2006 and include benefits attributable to estimated future employee service of current employees.
(7)	Other long-term liabilities include amounts payable under workers compensation and general liability claims.

Capital Expenditures

The Company’s capital expenditures for 2006 were $285 million (including $244 million on plant and equipment, $0.2 million of investments in affiliated companies and other businesses, and $41 million on computer software), compared with $364 million for 2005 (including $294 million on plant and equipment, $27 million of investments in affiliated companies and other businesses, and $43 million on computer software).

Capital expenditures for Air Conditioning Systems and Services for 2006 were $138 million (including $119.8 million on plant and equipment, $18.0 million for computer software and $0.2 million of investments in affiliated companies and other businesses) a decrease of 24% from 2005 expenditures of $182 million (including $156 million on plant and equipment, $18 million for computer software and $8 million for investments in affiliated companies). Major expenditures in 2005 primarily related to increased investments associated with the transition to 13 SEER technology in the residential air conditioning business and new product investments in the commercial air conditioning business.

Bath and Kitchen’s capital expenditures for 2006 were $53 million (including $45 million on plant and equipment and $8.0 million on computer software), a decrease of 49% from 2005 capital expenditures of $103 million (including $73 million on plant and equipment, $18 million of investments in affiliated companies and $12 million on computer software). Major expenditures on plant and equipment in 2005 and 2006 included projects related to productivity (process improvements), new products, product improvements and plant automation. 2005 included investments in affiliated companies and other businesses primarily related to purchasing additional ownership in certain majority owned Bath and Kitchen ventures in Europe and Asia from minority shareholders.

Capital expenditures for Vehicle Control Systems in 2006 were $72 million (including $65 million on plant and equipment and tooling and $7 million for computer software) essentially flat with expenditures of $69 million in 2005 (including $61 million on plant and equipment and tooling and $8 million for computer software). Expenditures on plant and equipment in 2006 were primarily related to capital equipment for new products, cost reduction and capacity expansion.

Corporate headquarters capital expenditures were $22 million for 2006 (including $15 million on equipment and $7 million on computer software).

The Company believes capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. Six Sigma projects have freed up capacity in the Company’s manufacturing facilities and are expected to continue to do so. The Company expects to continue investing to expand and modernize its existing facilities and invest in its facilities to create capacity for new product development. The Company expects to make capital expenditures on plant and equipment in 2007 of approximately $277 million, excluding potential acquisitions and computer software.

Effect of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company is in the process of evaluating the effect of adopting FIN 48. Although the Company has not completed its analysis, the adoption of FIN 48 is not expected to have a significant impact on the Company’s financial statements.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. The Company frequently re-evaluates its judgments and estimates that are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

The Company believes that of its significant accounting policies (see Note 2 of Notes to Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are post-retirement benefits, warranties, income taxes, revenue recognition, stock based compensation and commitments and contingencies. Management has reviewed the following disclosures with the Audit Committee of the Board of Directors.

Post-retirement benefits—The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $33.9 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $1 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 6 of Notes to Financial Statements.

Warranties—Products sold are generally covered by a warranty for periods ranging from one to ten years and for the lifetime of certain bath and kitchen faucets. At the time of sale the Company accrues a warranty reserve for estimated costs to provide equipment, parts or services to satisfy warranty obligations. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy obligations under extended warranty contracts are charged to cost of sales as incurred. Warranty accrual estimates are updated based upon the most current warranty claims information available. Such changes in estimates, including foreign exchange effects increased warranty expense by a net $4 million in 2006, decreased warranty expense by $3 million in 2005, and increased warranty expense by $26 million in 2004. See Note 14 of Notes to Financial Statements for a three-year summary of warranty costs.

Income taxes—The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $175 million. A decrease in that valuation allowance of 10% would increase net income by approximately $17.5 million. The Company also estimates its effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. For example, income taxes in the first quarter included $0.4 million of tax expense from tax items; income taxes in the second quarter of 2006 included $9 million ($.04 per diluted share) of tax benefits primarily related to the reduction of a tax accrual as a result of an expiring statute of limitations in a jurisdiction outside the United States; income taxes in the third quarter of 2006 included $3.9 million ($.02 per diluted share) of tax benefits primarily related to adjustments to the 2005 tax provision to agree to the final tax return and income taxes in the fourth quarter included $6.2 million ($.03 per diluted share) primarily related to adjustments related to accruals for tax contingencies and valuation allowances.

Revenue Recognition—The Company derives a portion of its revenues streams from multiple-element arrangements and arrangements for the sale of air conditioning equipment and related services under long-term construction-type contracts. Both of these sources of revenues require the application of judgment and estimates. Revenues from contracts with multiple-element arrangements, such as those that include Company products along with other third party products, are recognized for each separate unit of accounting based on the relative fair value. Revenues associated with long-term construction type contracts are recorded using the percentage-of-completion method. The Company recognizes revenue under percentage of completion accounting using the cost to cost method as the measure of progress. The application of percentage of completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The long-term nature of these contracts and complexity of the projects can affect the Company’s ability to estimate revenues and costs expected from the project. Accordingly, the Company updates project cost estimates on a quarterly basis or, when changes in circumstances warrant, more frequently. Revenues associated with contracts accounted for under the percentage completion method of accounting amounted to approximately 5% of total company sales in 2006, 2005 and 2004.

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

Stock-Based Compensation—The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The Company has reviewed each of these assumptions carefully and based on the analysis discussed in Note 5 of Notes to Financial Statements determined its best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of the Company’s common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of the Company’s stock. An increase in the volatility of the Company’s stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

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

Asbestos – In addition to the liability arising out of pending claims, the Company has recorded a liability for its exposure to unasserted future asbestos-related claims as well. The Company has also recorded a receivable for probable asbestos-related insurance recoveries. Both the recorded asbestos liability and the related receivable are based upon the Company’s assumptions in consultation with outside advisors. As a result, both the recorded liability and the recorded receivable may change in the future, possibly by significant amounts, if new facts or developments require the Company to reassess such assumptions. These assumptions are described in greater detail below.

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

The Company is in litigation against certain carriers whose policies the Company believes provide coverage for asbestos-related claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company and the defendants in the NJ Litigation engaged in their first mediation session on January 18, 2006 and have engaged in active discussions since that time. During the mediation, the parties agreed to an extension of discovery through September 10, 2007.

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

•

the nature of the issues raised in the New Jersey coverage litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•

the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. The Company’s settlements in the New Jersey litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $101 million.

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

Cyclical and Seasonal Nature of Business

Approximately 58% of Air Conditioning Systems and Services and Bath and Kitchen sales on a combined basis are to the replacement, remodeling and repair markets that tend to be less cyclical than other markets. The Company’s geographic diversity mitigates the effects of fluctuations in individual new construction markets. Vehicle Control Systems’ sales are dependent to a large extent on sales and production levels of newly manufactured trucks, buses and trailers, particularly in Europe and North America, which have been cyclical. Vehicle Control Systems has generally outperformed the medium-sized and heavy vehicle markets, primarily from increased content per vehicle and improved market penetration.

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

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2006;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies; and

•

the extent to which the Company is able to complete the proposed tax-free spin off of the Vehicle Control Systems business and the sale of the Bath and Kitchen business, and the ability to realize the anticipated benefits associated with the contemplated separation transactions.

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

To minimize the risk of fluctuations in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, the Company may enter commodity-forward contracts to effectively fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the Company and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. The Company generally does not enter commodity hedges extending beyond eighteen months. The notional value of commodity-forward contracts outstanding as of December 31, 2006 and 2005 was $105 million and $128 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $11 million as of December 31, 2006 and $15 million as of December 31, 2005.

The Company conducts operations through subsidiaries in most of the major countries of Western Europe, Canada, Brazil, Mexico, Bulgaria, the Czech Republic, Poland, Central American countries, China, Malaysia, Indonesia, South Korea, Thailand, Taiwan and Egypt. In addition, the Company conducts business in some of these countries through affiliated companies and partnerships in which the Company owns 50% or less of the stock or partnership interest. Because the Company has manufacturing operations in 27 countries, fluctuations in currency exchange rates may have a significant impact on its financial statements. Such fluctuations have much less effect on local operating results, however, because the Company to a significant extent sells its products within the countries in which they are manufactured. However, a growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries, resulting in increased exposure to foreign exchange effects. The asset exposure of foreign operations to the effects of exchange volatility has also been partly mitigated by the denomination in foreign currencies of a portion of the Company’s borrowings. The Company is also subject to political risks in its foreign operations.

To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness. The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2006, and December 31, 2005 was $225 million. Including that $225 million, as of December 31, 2006, approximately $842 million of the Company’s $1.715 billion total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $1 million and $2 million as of December 31, 2006 and 2005, respectively.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $70.5 million as of December 31, 2006, extending from 2007 to 2025, under long-term contracts related to its air conditioning equipment and system controls. Through 2006 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Standard Companies Inc.

We have audited the accompanying consolidated balance sheets of American Standard Companies Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Standard Companies Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for stock-based compensation on January 1, 2006 and defined benefit pension and other post-retirement plan obligations on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Standard Companies Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2007

AMERICAN STANDARD COMPANIES INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Amounts in millions, except share data)	2006	2005	2004
Sales	$11,208.2	$10,264.4	$9,508.8

Costs, expenses and other income:
Cost of sales	8,269.5	7,516.4	6,947.1
Selling and administrative expenses	2,077.3	1,899.3	1,736.2
Other (income)/expense	(6.2)	4.5	27.5
Asbestos indemnity charge, net of recoveries	—	—	320.2
Interest expense	121.4	118.3	114.9

	10,462.0	9,538.5	9,145.9

Income before income taxes	746.2	725.9	362.9
Income taxes	205.2	169.6	49.5

Net income applicable to common shares	$541.0	$556.3	$313.4

Net income per common share:
Basic	$2.68	$2.63	$1.46

Diluted	$2.62	$2.56	$1.42

Average outstanding common shares:
Basic	201,656,982	211,290,498	214,835,002
Diluted	206,265,055	216,969,293	220,584,135

See Notes to Financial Statements.

AMERICAN STANDARD COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
(Amounts in millions, except share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$293.8	$390.7
Accounts receivable, less allowance for doubtful accounts–$54.4 in 2006; $46.9 in 2005	1,334.0	1,161.3
Inventories	1,291.9	1,078.2
Future income tax benefits	89.3	99.3
Retained interest in securitization program	180.2	208.4
Other current assets	247.5	128.3

Total current assets	3,436.7	3,066.2
Facilities, at cost, net of accumulated depreciation	1,725.8	1,616.2
Goodwill	1,231.7	1,158.9
Capitalized software costs, net of accumulated amortization–$398.9 in 2006; $321.8 in 2005	183.1	200.6
Long-term asbestos receivable	336.6	384.0
Long-term future income tax benefits	244.9	93.5
Investment in associated companies	109.6	98.2
Other assets	144.7	250.2

TOTAL ASSETS	$7,413.1	$6,867.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$91.6	$17.5
Current maturities of long-term debt	23.1	2.6
Accounts payable	920.4	844.5
Accrued payrolls	376.9	339.5
Current portion of warranties	188.9	181.9
Taxes on income	114.3	91.8
Other accrued liabilities	852.9	751.1

Total current liabilities	2,568.1	2,228.9
Long-term debt	1,600.7	1,676.1
Other long-term liabilities:
Post-retirement benefits	862.9	631.6
Asbestos liability	652.8	673.0
Warranties	283.3	246.7
Deferred tax liabilities	137.4	131.1
Other	384.4	357.9

Total liabilities	6,489.6	5,945.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,773,228 in 2006; 251,769,794 in 2005; and shares outstanding: 199,891,689 in 2006; 206,741,396 in 2005	2.5	2.5
Capital surplus	897.0	834.4
Treasury stock, at cost: 51,881,539 shares in 2006; 45,028,398 shares in 2005	(1,523.3)	(1,181.4)
Retained earnings	1,972.4	1,576.5
Accumulated other comprehensive income:
Deferred gain on hedge contracts, net of tax	3.3	20.9
Foreign currency translation effects	(138.9)	(212.6)
Pension liability adjustment, net of tax	—	(117.8)
Unrealized losses on benefit plans, net of tax	(289.5)	—

Total shareholders’ equity	923.5	922.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,413.1	$6,867.8

See Notes to Financial Statements.

AMERICAN STANDARD COMPANIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2006	2005	2004
Cash provided (used) by:
Operating activities:
Net income	$541.0	$556.3	$313.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	197.3	180.4	171.0
Amortization of capitalized software and other intangibles	84.7	87.3	90.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	(9.1)	(20.6)	(15.8)
Non-cash stock compensation	98.5	64.5	60.9
Deferred income taxes	(135.1)	36.8	(156.1)
Gain on sale of property, plant and equipment	(16.3)	(3.4)	(3.7)
Changes in assets and liabilities:
Accounts receivable	(198.9)	(49.9)	(86.1)
Inventories	(174.0)	(30.0)	(138.4)
Accounts payable	59.5	(10.3)	157.6
Other accrued liabilities and taxes	103.2	68.1	53.5
Post-retirement benefits	(23.5)	(13.0)	(19.1)
Net asbestos indemnity liability	27.2	5.2	316.3
Other current and long-term assets	(48.8)	(74.6)	(84.0)
Other long-term liabilities	142.7	23.6	77.2
Proceeds from initial sale of receivables, net	57.9	—	27.1

Net cash provided by operating activities	706.3	820.4	764.7

Investing activities:
Purchases of property, plant and equipment	(244.3)	(293.8)	(215.9)
Investments in affiliated companies and other businesses	(0.2)	(26.6)	(1.5)
Investments in computer software	(40.8)	(43.3)	(46.6)
Proceeds from repayment/(loan to joint venture), net	3.9	12.2	(16.2)
Proceeds from disposal of property, plant and equipment	45.7	28.2	29.4

Net cash used by investing activities	(235.7)	(323.3)	(250.8)

Financing activities:
Proceeds from issuance of long-term debt	17.3	205.3	1.1
Repayments of long-term debt	(312.6)	(211.2)	(2.8)
Net change in revolving credit facilities	167.3	319.8	(228.5)
Net change in other short-term debt	73.8	(57.8)	26.6
Purchases of treasury stock	(450.0)	(500.0)	(253.0)
Dividend payments	(144.8)	(126.4)	—
Proceeds from exercise of stock options	45.6	35.6	36.9
Proceeds from/(payment of) foreign exchange forward contracts	1.4	(4.1)	8.5
Other common stock issued or reacquired, net, and other	9.5	8.6	6.6
Tax benefit from exercise of stock options	11.0	—	—

Net cash used by financing activities	(581.5)	(330.2)	(404.6)

Effect of exchange rate changes on cash and cash equivalents	14.0	(5.6)	8.4

Net (decrease)/increase in cash and cash equivalents	(96.9)	161.3	117.7
Cash and cash equivalents at beginning of period	390.7	229.4	111.7

Cash and cash equivalents at end of period	$293.8	$390.7	$229.4

Cash paid during the year for:
Interest	$117.7	$110.9	$107.3
Taxes	$191.6	$185.3	$160.0

See Notes to Financial Statements.

AMERICAN STANDARD COMPANIES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated Other Comprehensive Income
(Amounts in millions)	Common Stock	Capital Surplus	Unearned Compen- sation	Treasury Stock	Retained Earnings	Deferred Gain on Hedge Contracts	Foreign Currency Translation Effects	Unrealized losses on benefit plans	Minimum Pension Liability Adjust- ment	Compre- hensive Income
Balance at December 31, 2003	$2.5	$753.7	$(0.7)	$(584.3)	$833.2	$7.1	$(204.5)	$—	$(93.2)

Net income	—	—	—	—	313.4	—	—	—	—	$313.4
Foreign currency translation	—	—	—	—	—	—	101.7	—	(2.3)	99.4
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	2.2	—	—	—	2.2
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	—	(64.2)	(64.2)

Total comprehensive income										$350.8

Treasury stock purchased	—	—	—	(250.6)	—	—	—	—	—
Stock options exercised	—	(6.4)	—	43.4	—	—	—	—	—
Stock options tax benefit	—	14.1	—	—	—	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	28.7	—	31.4	—	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	3.0	—	4.6	—	—	—	—	—
Amortization of unearned compensation—restricted stock	—	—	0.7	—	—	—	—	—	—
Compensation charge upon acceleration of option vesting	—	0.2	—	—	—	—	—	—	—
Other common stock issued or reacquired	—	1.2	—	(4.6)	—	—	—	—	—

Balance at December 31, 2004	$2.5	$794.5	$—	$(760.1)	$1,146.6	$9.3	$(102.8)	$—	$(159.7)
Net income	—	—	—	—	556.3	—	—	—	—	$556.3
Foreign currency translation	—	—	—	—	—	—	(109.8)	—	9.5	(100.3)
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	11.6	—	—	—	11.6
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	—	32.4	32.4

Total comprehensive income										$500.0

Dividends Paid	—	—	—	—	(126.4)	—	—	—	—
Treasury stock purchased	—	—	—	(500.0)	—	—	—	—	—
Stock options exercised	—	(7.2)	—	42.9	—	—	—	—	—
Stock options tax benefit	—	13.3	—	—	—	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	29.1	—	35.3	—	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	3.4	—	5.3	—	—	—	—	—
Other common stock issued or reacquired	—	1.3	—	(4.8)	—	—	—	—	—

AMERICAN STANDARD COMPANIES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

						Accumulated Other Comprehensive Income
(Amounts in millions)	Common Stock	Capital Surplus	Unearned Compen- sation	Treasury Stock	Retained Earnings	Deferred Gain on Hedge Contracts	Foreign Currency Translation Effects	Unrealized losses on benefit plans	Minimum Pension Liability Adjust- ment	Compre- hensive Income
Balance at December 31, 2005	$2.5	$834.4	$—	$(1,181.4)	$1,576.5	$20.9	$(212.6)	$—	$(117.8)
Net income	—	—	—	—	541.0	—	—	—	—	$541.0
Foreign currency translation	—	—	—	—	—	—	73.7	—	(6.2)	67.5
Deferred gain on hedge contracts, net of taxes	—	—	—	—	—	(17.6)	—	—	—	(17.6)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	—	79.3	79.3
Unrealized losses on benefit plans, net of taxes	—	—	—	—	—	—	—	(289.5)	44.7

Total comprehensive income										$670.2

Dividends Paid	—	—	—	—	(145.1)	—	—	—	—
Treasury stock purchased	—	—	—	(450.0)	—	—	—	—	—
Stock options exercised	—	(8.2)	—	53.8	—	—	—	—	—
Stock options tax benefit	—	15.6	—	—	—	—	—	—	—
Common stock issued to Employee Stock Ownership Plan	—	21.9	—	46.0	—	—	—	—	—
Common stock issued to Employee Stock Purchase Plan	—	2.1	—	7.4	—	—	—	—	—
Compensation in connection with stock-based awards and other common stock issued or reacquired	—	31.2	—	0.9	—	—	—	—	—

Balance at December 31, 2006	$2.5	$897.0	$—	$(1,523.3)	$1,972.4	$3.3	$(138.9)	$(289.5)	$—

See Notes to Financial Statements.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS

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

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors of the Company believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Company plans to spin off its Vehicle Control Systems business as an independent, publicly traded company, expected to be known as WABCO. It plans to implement the spinoff through a tax-free stock dividend of all WABCO common stock to Company shareowners, who would receive one share of WABCO common stock for every three shares of Company common stock currently owned. In addition, the Company plans to sell its Bath and Kitchen business. The Company expects to complete both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen by early fall of 2007. Upon completion of both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand. Approval by Company shareowners is not required as a condition to the completion of either the spinoff or sale. When implemented, the separation plan will not trigger “change-in-control” accelerated benefits for any officers or employees of the Company.

Completion of the proposed separation is subject to final approval by the Company’s Board of Directors. The Vehicle Control Systems spinoff is also subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service and an opinion of the Company’s legal counsel as well as the filing and effectiveness of a registration statement with the Securities and Exchange Commission.

The sale process for the Company’s Bath and Kitchen business began in February 2007. Proceeds from the sale are expected to be used to reduce the liabilities of the remaining Company and to repurchase the Company’s common stock. Upon completion of the transactions, Trane and WABCO are expected to have capital structures and financial policies consistent with investment grade ratings. Until the spinoff is completed, the Company expects to continue to pay its quarterly dividend of 18 cents per share. Following the spinoff, the Company expects that Trane and WABCO will initially pay dividends that in total approximate the dividend currently paid by American Standard. However, following the spinoff of WABCO, the Board of Directors of WABCO will determine its dividend policy.

The Company expects to report as discontinued operations for financial reporting purposes its Bath and Kitchen segment in the first quarter of 2007 and its Vehicle Control Systems segment when the spinoff is completed.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 2. Accounting Policies

Financial Statement Presentation—The financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures (generally a 20% to 50% ownership interest) are included at cost plus the Company’s equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in associated companies in the consolidated balance sheet. Certain reclassifications of amounts reported in prior years have been made to conform to the 2006 classifications.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the financial statements are related to post-retirement benefits, warranties, income taxes, revenue recognition, insurance recoveries, asbestos indemnity liabilities, stock based compensation and commitments and contingencies.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the Consolidated Statement of Income, except for transactions which hedge net investments in a foreign entity and intercompany transactions of a long-term investment nature. For operations in countries that have hyper-inflationary economies, net income includes gains and losses from translating assets and liabilities at year-end rates of exchange, except for inventories and facilities, which are translated at historical rates.

Revenue Recognition—In accordance with Securities and Exchange Commission’s, Staff Accounting Bulletin No. 104, sales of manufactured products are principally recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectibility of the sales price is reasonably assured. A portion of the Company’s revenue stream is derived from the sale of services. Revenue under long-term service contracts for the maintenance of air conditioning equipment is recorded over the term of the contract. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company derives a portion of its revenues from multiple element-arrangements. Revenues from contracts with multiple-element arrangements, such as those that include Company products along with other third party products, are recognized for each separate unit of accounting based on the relative fair value. Revenues from air conditioning equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and related guidance. The Company recognizes revenue under percentage of completion accounting using the cost to cost method as the measure of progress. Revenues associated with contracts accounted for under the percentage of completion method of accounting amounted to approximately 5% of total Company sales in 2006, 2005 and 2004.

In accordance with EITF 01-9, Accounting for Consideration Given By a Vendor to a Customer, the Company typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of revenue at the later of the date of the sale or the date the incentive is offered. However, where the Company receives an identifiable benefit for the consideration that is sufficiently separable from the associated sale and the Company can reasonably estimate the fair market value of the benefit received or if the consideration provided is non cash, the Company presents these costs in selling and administrative expenses in its consolidated statements of income. For the years ended December 31, 2006, 2005 and 2004, respectively, $35.9 million, $39.6

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

million and $31.8 million of consideration provided to customers has been reflected in selling and administrative expenses in the consolidated statements of income.

Shipping and Handling Costs—Shipping, handling, purchasing, receiving, inspecting, warehousing, internal transfer and other costs of distribution are presented in cost of sales in the consolidated statements of income.

Cash Equivalents—Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Allowance for Doubtful Accounts—In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. The Company provides for estimates of product returns at the time of sale.

Transfers of Financial Instruments—Sales and transfers of financial instruments are accounted for under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Company sells interests in accounts receivables to special purpose entities created as part of accounts receivable financing facilities established by the Company in Europe and the U.S. with major international banks (see Note 8 of Notes to Financial Statements). Receivables sold under such arrangements are removed from the balance sheet at the time they are sold since the transactions meet the sale criteria per FAS 140. Specifically, the receivables are legally isolated from the Company, the purchasers have the right to pledge or exchange the receivables and the purchasers obtain effective control over the receivables. Any retained interests in receivables sold are recorded by the Company at fair value and recorded in other current assets.

Inventories—Inventory costs are determined principally by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value.

Facilities—Property plant and equipment balances are stated at cost less accumulated depreciation. The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. The Company assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred. The Company capitalized $1.0 million, $0.5 million and $0.2 million of interest related to construction of facilities for the years ended December 31, 2006, 2005 and 2004.

Depreciation—Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 15 years for machinery and equipment.

Computer Software—In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. The Company amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use.

Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to annual impairment tests as of each October 1 of each fiscal year or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with Statement of

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses intangible assets subject to amortization, when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Impairments of intangible assets are recognized when the carrying value of the assets are less than the expected cash flows of the assets on an undiscounted basis. All amortizable assets are amortized over their useful lives. See Note 15 of Notes to Financial Statements.

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

Post-retirement Benefits—Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S. the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and related guidance. See Note 6 of Notes to Financial Statements. In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132(R). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. Based on the funded status of our plans at December 31, 2006, the adoption of FAS 158 decreased total assets by $41.8 million, increased total liabilities by $203.0 million and reduced total shareholder’s equity by $244.8 million, net of taxes. The adoption of FAS 158 did not affect our results of operations.

FAS 158 also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Since the Company currently has a measurement date of December 31 for substantially all plans, this provision will not have a material impact in the year of adoption.

Asbestos Indemnity Liability and related Insurance Recoveries—The Company records a liability for all probable and estimable asbestos claims incurred as well as claims incurred but not yet reported to the Company. The Company engaged an expert to assist it in calculating the total asbestos indemnity liability. In addition, the Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. See Note 14 of Notes to Financial Statements.

Research and Development Expenses—Research and development costs are expensed as incurred. The Company expended approximately $198 million in 2006, $187 million in 2005 and $165 million in 2004 for research activities, product development and for product engineering. Expenditures for research and product development only were $126 million, $114 million and $102 million in the respective years.

Income Taxes—In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are determined on the asset and liability method, and are recognized for all

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

Advertising Expense—The cost of advertising is expensed as incurred or in the case of sales literature as distributed. The Company incurred $146 million, $136 million and $126 million of advertising costs in 2006, 2005 and 2004, respectively.

Earnings per Share—Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share included average incremental shares of 4,608,073 in 2006, 5,678,796 in 2005, and 5,749,133 in 2004, primarily from the assumed exercise of stock options issued under the Company’s stock option plans (see Note 12). The average number of outstanding shares of common stock used in computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 excluded 1,634,839, 869,849, and 46,554 shares associated with options to purchase shares of the Company’s stock, respectively, due to their antidilutive effect.

Comprehensive Income—Comprehensive income consists of net income, deferred gains or losses on hedge contracts, foreign currency translation adjustments, minimum pension liability adjustments and unrecognized losses on post retirement benefit plans and is presented in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income. The Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

Financial Instruments with Off Balance Sheet Risk—The Company from time to time enters into agreements to reduce its risk related to foreign currency, commodity prices and interest rates. Gains and losses from underlying rate or price changes are included in income unless the contract hedges a net investment in a foreign entity, a firm commitment, or related debt instrument, in which case gains and losses are included as a component of foreign currency translation effects in shareholders’ equity or included as a component of the transaction.

Stock-Based Compensation—The Company has three stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), which are described in Note 12. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15% from the market price on the date of purchase. The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income, the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the ESPP based on either estimated fair values or actual fair values in the case of restricted stock and restricted stock unit grants. The Company adopted FAS 123R using the modified prospective approach. Under the modified prospective approach, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006 as well as the cost of awards granted after January 1, 2006. Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for substantially all options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the grant date and the ESPP plan was deemed noncompensatory. In March 2005, the Securities and

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company considered the provisions of SAB 107 when it adopted FAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements.

The Company recognizes compensation cost for each share-based payment award over the requisite service period of the award. Compensation cost is measured on the grant date of the award, which is the date the Company’s Board of Directors approves the granting of the award. Compensation cost on discounts associated with ESPP purchases is recognized on the date that shares are purchased. The accompanying consolidated statement of income for the year-ended December 31, 2006 included $32.1 million of stock based compensation expense. The estimated tax benefit associated with this expense was $9.9 million for the year-ended December 31, 2006. Prior period consolidated statements of income have not been restated. To measure the fair value of stock option awards, the Company utilizes the Black-Scholes option valuation method. To measure the fair value of restricted stock unit grants, the Company uses the fair market value of the Company’s stock on the grant date. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the options term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of awards it believes will ultimately vest, which includes an estimate of the number of awards expected to be forfeited. The estimated fair value of the award is recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the years ended 2005 and 2004.

	Year Ended December 31,
(Dollars in millions)	2005	2004
Net income, as reported	$556.3	$313.4
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards, net of tax, and discounts under the ESPP	(20.0)	(17.4)

Pro forma net income	$536.3	$296.0

Earnings per share:
Basic—as reported	$2.63	$1.46

Basic—pro forma	$2.54	$1.38

Diluted—as reported	$2.56	$1.42

Diluted—pro forma	$2.48	$1.34

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.30% in 2005 and 3.09% in 2004; volatility of 26% in 2005 and 28% in 2004; an expected average life of 5 years in 2005 and 2004; and a dividend yield of 1.40% in 2005 and zero in 2004.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3. Effect of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company is in the process of evaluating the effect of adopting FIN 48. Although the Company has not completed its analysis, the adoption of FIN 48 is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 4. Operational Consolidation Charges

During 2006 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described below. The total cost of these actions was $62.4 million ($43.6 million net of taxes) of which $38.4 million is included in cost of sales and $24.0 million is included in selling and administrative expenses. These actions included the elimination of 1,419 jobs. Included in the $62.4 million of operational consolidation expenses was $55.6 million related to 2006 programs and $6.8 million related to prior period actions. Included in the $6.8 million is a reversal of $2.3 million related to over estimated severance on prior period plans and $9.1 million of expense related to severance associated with the consolidation of administrative functions.

Air Conditioning Systems and Services incurred $1.2 million of operational consolidation expenses. This amount includes a reversal of $1.7 million related to a change in the estimated severance on prior period plans and $2.9 million of expense related to severance associated with the consolidation of administrative functions.

Air Conditioning Systems and Services expects to incur an additional $0.4 million during 2007 to complete the ongoing actions at December 31, 2006.

Bath and Kitchen incurred $53.3 million of operational consolidation expenses before minority interest income of $1.2 million of which $45.5 million relates to 2006 programs and $7.8 million relates to prior period

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

actions. The $7.8 million includes expense related to severance associated with the consolidation of administrative processes and carryover costs to finalize the fittings plant shutdown started in 2005. The $45.5 million relates to the following initiatives:

(i)	$14.2 million associated with a plan designed to keep the business cost competitive, optimize manufacturing capabilities and continue to re-build the profitability of the business. Specifically, the Company announced on July 19, 2006 a consolidation of its ceramics manufacturing operations in the United Kingdom. The Company has discontinued the production of ceramics at its Hull location and relocated all of these products to more cost-effective locations,

(ii)	$11.7 million associated with severance related to plans initiated in the second quarter of 2006 to consolidate some new product development, supply chain, finance and administrative activities in its European operations. It included the elimination of 327 jobs,

(iii)	$8.4 million related to the consolidation of administrative and manufacturing processes in Europe that included the elimination of 103 jobs,

(iv)	$5.4 million before minority interest income of $1.2 million related to the closure of a metal tubs plant in China and consolidation into another facility, as well as the elimination of headcount from certain administrative and manufacturing processes in Asia that included the elimination of 452 jobs, and

(v)	$5.8 million related to the consolidation of administrative and manufacturing processes in the Americas that included the elimination of 188 jobs.

Bath and Kitchen expects to incur less than $1.0 million during 2007 to complete the plans outstanding as of December 31, 2006.

Vehicle Controls Systems incurred $8.2 million of operational consolidation expenses of which $7.4 million related to 2006 plans and $0.8 million related to prior period actions and included the elimination of 59 jobs. The 2006 charges relate to plans associated with job elimination programs designed to streamline processes. The charges associated with prior period actions pertain to the continued execution of a plan to transfer production of certain products from a manufacturing facility in Leeds, United Kingdom to a facility in Wroclaw, Poland. Vehicle Control Systems expects to incur an additional $0.6 million during 2007 to complete the actions outstanding as of December 31, 2006.

Corporate and other expenses include $0.9 million of operational consolidation expenses related to severance associated with plans designed to streamline administrative processes.

Following is a summary of the 2006 operational consolidation programs and asset impairment charges (dollars in millions):

	2006 Program Charges	Cash Payments	Non-Cash Write-Off	Reversals	Balance Dec. 31, 2006
Termination payments and other employee costs	$43.8	$(26.0)	$—	$(0.1)	$17.7
Asset impairments	8.9	—	(8.9)	—	—
Other	2.9	(2.7)	—	0.1	0.3

	$55.6	$(28.7)	$(8.9)	$—	$18.0

The Company expects that substantially all of the $18.0 million balance as of December 31, 2006 will be utilized by the end of 2007. The accrued termination payments and other employee costs are for severance and other related payments expected to be made after termination.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During 2005 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described below. The total cost of these actions was $69.2 million ($47.2 million net of taxes) of which $41 million is included in cost of sales and $28.2 million is included in selling and administrative expenses. These actions included the elimination of 1,235 jobs. Included in the $69.2 million of operational consolidation expenses was $62.4 million related to 2005 and $6.8 million related to 2004 carryover actions.

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

(ii)	$10.8 million of charges for the impairment of goodwill and other long-lived assets and $1.1 million of charges for severance, associated with the closure of its Rockingham, NC manufacturing facility that included the elimination of 118 jobs, and

(iii)	$1.8 million of charges associated with a plan to transfer production to a lower cost production facility in North America and salaried severance.

Bath and Kitchen incurred $31.6 million of operational consolidation expenses before minority interest income of $1.9 million related to the following 2005 initiatives:

(i)	$12.7 million of severance and employee costs and asset impairment charges to reorganize fittings manufacturing operations in Europe that included the elimination of 198 jobs,

(ii)	$8.9 million before minority interest income of $1.9 million related to streamlining manufacturing and distribution operations in Europe and Asia that included the elimination of 330 jobs,

(iii)	$5.7 million related to streamlining administrative processes in Europe that included the elimination of 50 jobs, and

(iv)	$4.3 million related to streamlining administrative processes in the Americas that included the elimination of 8 jobs.

Vehicle Controls Systems incurred $13.7 million of operational consolidation expenses of which $6.9 million related to 2005 plans and $6.8 million related to 2004 carryover actions and included the elimination of 191 jobs. The 2005 charges relate to plans associated with job elimination programs designed to streamline processes. The charges associated with 2004 carryover actions pertain to the continued execution of a plan to transfer production of certain products from a manufacturing facility in Leeds, United Kingdom to a facility in Wroclaw, Poland.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is a summary of the 2005 operational consolidation programs and asset impairment charges (dollars in millions):

	2005 Program Charges (i)	Cash Payments (ii)	Non-Cash Write- off(iii)	Reversals (iv)	Balance Dec. 31, 2006
Termination payments and other employee costs	$44.6	$(37.4)	$(0.5)	$(1.2)	$5.5
Asset impairments	18.2	—	(18.2)	—	—
Other	6.3	(4.9)	—	(1.0)	0.4

	$69.1	$(42.3)	$(18.7)	$(2.2)	$5.9

(i)	Includes $6.7 million of carryover charges expensed in 2006.
(ii)	Includes $(16.6) million of carryover cash payments made in 2006.
(iii)	Includes $(3.0) million of carryover non-cash write-offs in 2006.
(iv)	Includes $(2.2) million related to carryover reversals in 2006.

The Company expects that substantially all of the $5.9 million balance as of December 31, 2006 will be paid by the end of 2007. The accrued termination payments and other employee costs are for severance and other related payments expected to be made after termination. The facilities being closed will be sold and manufacturing equipment will be transferred to other facilities or scrapped.

During 2004 the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described below. The total cost of these actions was $46.4 million ($32.0 million net of taxes). These actions included the elimination of 1,565 jobs.

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

As part of an effort to remain cost-competitive and optimize its manufacturing capabilities, Vehicle Control Systems decided to transfer production of certain products from its manufacturing facility in Leeds, United Kingdom to a facility in Wroclaw, Poland. This action resulted in a charge of approximately $3.4 million, including costs for job elimination expenses, post-employment benefits for employees and non-cash asset impairment charges. Vehicle Control Systems incurred an additional $2.0 million of expenses related to other job eliminations in Europe.

During 2006 the Company incurred an additional $2.4 million of expense and expended $2.8 million of cash on 2004 programs, which are substantially complete as of December 31, 2006.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 5. Other Expense

Other (income)/expense was as follows:

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Equity in net income of unconsolidated joint ventures	$(32.4)	$(34.8)	$(28.2)
Minority interest expense	13.7	14.4	18.4
Receivable discount fees	27.4	20.4	19.3
Accretion expense on retirement plans	14.7	25.7	33.1
Foreign exchange (gain) loss	2.5	(4.9)	4.1
Interest income	(4.0)	(2.9)	(9.1)
Gain on sale of assets	(16.3)	(2.5)	(3.7)
Other, net	(11.8)	(10.9)	(6.4)

	$(6.2)	$4.5	$27.5

The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is in Meritor WABCO Vehicle Control Systems (“Meritor/WABCO”). Meritor/WABCO, in which the Company has a 50% equity ownership, is a U.S. sales and marketing organization serving truck, trailer, bus and sport utility vehicle manufacturers and providing after-market distribution for Vehicle Control Systems. The Company recognized $165.8 million, $169.1 million and $159.1 million of sales to this joint venture for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also holds a 24.5% ownership interest in Alliance Compressors, (“Alliance”) a joint venture that supplies the Company’s Air Conditioning Systems and Services business with air conditioning system compressors. The Company purchased $75.0 million, $67.0 million and $60.0 million of goods from Alliance during the years ended December 31, 2006, 2005 and 2004, respectively.

Other income in 2006 includes the following gains attributable to assets sales. In the fourth quarter, the Company sold its Air Conditioning Systems and Services operation in Australia for $37.0 million and recognized a $15.4 million pretax gain associated with the sale transaction. In the second quarter, the Company sold the ceramic cartridge manufacturing operation of its European Bath and Kitchen business. The Company received approximately $13.1 million of net cash proceeds from the sale transaction and recognized a pretax gain of approximately $6.3 million.

NOTE 6. Post-retirement Benefits

The Company sponsors post-retirement benefit plans covering substantially all U.S. employees, including an Employee Stock Ownership Plan (the “ESOP”) and a 401(k) savings plan (the “Savings Plan”) for the Company’s U.S. salaried employees and certain U.S. hourly employees, a defined benefit plan for most U.S. employees covered by collective bargaining arrangements, and a pension plan established in 2003 as described below for certain U.S. salaried and non-union employees. The ESOP and Savings Plan are individual-account defined contribution plans. Shares of the Company’s common stock held by the ESOP and Savings Plan are allocated to the accounts of eligible employees through basic allocations of 3% of covered compensation in the ESOP, and a matching Company contribution to the Savings Plan of up to 6% of covered compensation. The Company will fund the ESOP and Savings Plan through contributions of either cash or shares of the Company’s common stock. Shares of common stock earned by employees under the ESOP are credited to each employees ESOP account based on the fair value of shares on the date earned. Cash dividends earned by shares held in the ESOP are credited to each employee’s account. During the year ended December 31, 2006, approximately 1.6 million shares of common stock had been allocated to employee accounts. Shares of common stock held by the ESOP are included in the average number of shares outstanding for both basic and diluted earnings per share.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132(R). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in pension and post-retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2006 and 2005, and a statement of the funded status as of December 31, 2006 and 2005:

(Dollars in millions)	2006	2006	2006	2005	2005	2005
	Domestic Pension Benefits	Domestic Health & Life Ins. Benefits	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Health & Life Ins. Benefits	Foreign Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$711.9	$319.5	$1,020.5	$676.4	$308.7	$1,014.7
Service cost	21.0	8.0	33.3	20.2	8.0	36.5
Interest cost	40.1	17.4	48.8	38.4	16.9	51.3
Participant contributions	—	8.6	0.4	—	9.8	0.6
Plan amendments	10.9	0.1	0.8	5.9	(3.4)	0.2
Actuarial loss (gain)	(22.2)	25.2	6.6	10.1	12.4	96.2
Curtailment	—	—	—	(0.2)	—	—
Special termination benefits	—	—	—	0.9	—	—
Benefit payments	(36.2)	(26.6)	(56.0)	(39.8)	(27.9)	(53.5)
Medicare Part D subsidy	—	—	—	—	(5.0)	—
Foreign exchange effects	—	—	117.4	—	—	(132.8)
Other	—	—	—	—	—	7.3

Obligation at end of year	$725.5	$352.2	$1,171.8	$711.9	$319.5	$1,020.5

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	611.0	—	516.3	550.0	—	481.5
Actual return on assets	78.7	—	49.5	46.2	—	85.6
Divestitures	—	—	—	—	—	1.3
Employer contributions	55.6	18.0	52.6	54.6	18.1	54.2
Participant contributions	—	8.6	0.4	—	9.8	0.6
Benefit payments	(36.2)	(26.6)	(56.0)	(39.8)	(27.9)	(53.5)
Foreign exchange effects	—	—	62.2	—	—	(52.1)
Other expenses	—	—	6.1	—	—	(1.3)

Fair value of plan assets at end of year	$709.1	$—	$631.1	$611.0	$—	$516.3

Funded Status at December 31:
Funded status	(16.4)	(352.2)	(540.7)	(100.9)	(319.5)	(504.2)
Unrecognized prior service cost (benefit)	59.2	(33.3)	2.2	54.8	(38.3)	2.8
Unrecognized net actuarial loss Unrecognized net initial obligation	56.9 0.5	155.8 —	210.9 —	107.6 0.5	139.4 —	209.4 —

Net amount recognized	$100.2	$(229.7)	$(327.6)	$62.0	$(218.4)	$(292.0)

Amounts Recognized on Balance Sheet Before Adoption of FAS 158
Prepaid Benefit Cost	116.2	—	100.6	—	—	18.0
Accrued Benefit Liability	(18.1)	(229.7)	(490.7)	(94.8)	(218.4)	(405.6)
Intangible Asset	—	—	0.8	55.2	—	2.1
Accumulated Other Comprehensive Income	2.1	—	61.7	101.6	—	93.5

Net amount recognized	$100.2	$(229.7)	$(327.6)	$62.0	$(218.4)	$(292.0)

After Adoption of FAS 158
Noncurrent assets	6.6	—	25.7
Current liabilities	(8.9)	(23.1)	(14.3)
Noncurrent liabilities	(14.1)	(329.1)	(552.0)

Net amount recognized	$(16.4)	$(352.2)	$(540.6)

Amounts recognized in other comprehensive income consist of:
Prior service cost	59.2	(33.3)	2.2
Net actuarial loss	56.9	155.8	210.9
Unrecognized net initial obligation	0.5	—	—

Total (before tax effects)	$116.6	$122.5	$213.1

Adjustments to post retirement benefits accruals:
Due to adoption of FAS 158 (before tax effects)	114.5	122.5	151.4
Change in other comprehensive income and intangible asset due to 2006 experience	(154.7)	—	(33.9)

Net adjustments to post retirement benefits accrual	$(40.2)	$122.5	$117.5

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accrued benefit liabilities recorded on the balance sheet included current liabilities of $46.3 million and $58.2 million at year end 2006 and 2005, respectively.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

(Dollars in millions)	2006	2006	2005	2005
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
For all plans:
Accumulated benefit obligation	$718.0	$1,055.3	$705.8	$910.3
For pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	31.9	666.3	711.9	951.1
Accumulated benefit obligation	26.3	600.2	705.8	910.3
Fair value of plan assets	9.0	139.5	611.0	427.1

Total post-retirement costs are shown below:

(Dollars in millions)	Year ended December 31,
	2006	2005	2004
Domestic plans	$17.5	$24.0	$27.7
Foreign plans	58.3	62.7	59.0
Health and life insurance benefits	27.1	26.6	26.8

Subtotal	102.9	113.3	113.5
Defined contribution plan cost, principally ESOP	67.8	64.5	60.1

Total post-retirement costs, including accretion expense	$170.7	$177.8	$173.6

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs	2006	2006	2005	2005	2004	2004
(Dollars in millions)	Domestic Pensions	Foreign Pensions	Domestic Pensions	Foreign Pensions	Domestic Pensions	Foreign Pensions
Service cost-benefits earned during period	$21.0	$33.3	$20.2	$36.5	$18.6	$35.6
Interest cost on projected benefit obligation	40.1	48.8	38.4	51.3	36.8	47.6
Less assumed return on plan assets	(53.0)	(36.9)	(45.1)	(33.4)	(40.0)	(33.7)
Amortization of prior service cost	6.4	0.8	5.7	0.7	5.5	0.7
Amortization of net loss	3.2	12.3	3.6	7.6	2.8	6.7
Amortization of net initial obligation	0.1	—	0.1	—	—	—

Defined benefit plan cost	17.8	58.3	22.9	62.7	23.7	56.9
Additional SFAS 88 charge	(0.3)	—	1.1	—	4.0	2.1

Net defined benefit plan cost after curtailments	$17.5	$58.3	$24.0	$62.7	$27.7	$59.0

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other Post Retirement Benefit Costs	2006	2005	2004
(Dollars in millions)	Domestic Health & Life Ins. Benefits	Domestic Health & Life Ins. Benefits	Domestic Health & Life Ins. Benefits
Service cost-benefits earned during period	$8.0	$8.0	$7.8
Interest cost on projected benefit obligation	17.4	16.9	17.4
Amortization of prior service cost	(4.8)	(4.5)	(4.3)
Amortization of net loss	6.5	6.3	6.4

Defined benefit plan cost	27.1	26.7	27.3
Curtailment gain	—	(0.1)	(0.5)

Net defined benefit plan cost after curtailments	$27.1	$26.6	$26.8

Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2006	2006	2006	2005	2005	2005
	Domestic Plans	Life Ins. Benefits	Foreign Plans	Domestic Plans	Life Ins. Benefits	Foreign Plans
Discount Rate	6.00%	5.76%	4.89%	5.75%	5.75%	4.30%
Salary Growth	4.63%	4.63%	3.63%	4.34%	4.34%	3.40%

Net Periodic Pension Cost for the year
Discount Rate	5.75%	5.75%	4.57%	5.75%	5.75%	4.85%
Salary Growth	4.34%	4.34%	3.63%	4.10%	4.10%	3.40%
Expected Return on Plan Assets	8.23%	N/A	7.26%	8.25%	N/A	7.25%

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

Asset Allocation	2006 Domestic Plans	2006 Foreign Plans	2005 Domestic Plans	2005 Foreign Plans	Target Domestic Plans	Target Foreign Plans
Equity Securities	67%	66%	66%	66%	64%	64%
Debt Securities	31%	32%	33%	31%	31%	32%
Other, including Real Estate	2%	3%	1%	3%	5%	4%

The Company makes contributions to pension plans that at a minimum meet all statutory funding requirements. Contributions in 2006, including payment of benefits incurred by unfunded plans, totaled $73.6 million to domestic plans and $52.6 million to foreign plans. Similar aggregate levels of contribution are expected for 2007.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expected future benefit payments are shown in the table below:

(Dollars in millions)	2007	2008	2009	2010	2011	2012-2016
Domestic plans without subsidy	$71.1	$67.0	$72.2	$77.8	$77.7	$431.6
Medicare D subsidy reimbursements	0.5	0.5	0.5	0.5	0.5	2.4
Foreign Plans	55.4	56.9	58.7	60.4	62.4	354.1

The weighted-average annual assumed rate of increase in the health care cost trend rate is 9.0% for 2007 and is assumed to decrease to 8.5% in 2008 and gradually decline to 4.75% by 2018. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$11.1	$(10.1)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	0.6	(0.6)

NOTE 7. Income Taxes

The Company’s income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Income before income taxes:
Domestic	$424.2	$397.6	$59.4
Foreign	322.0	328.3	303.5

	$746.2	$725.9	$362.9

Provision for income taxes:
Current:
Domestic	$131.1	$57.4	$91.5
Foreign	103.8	92.0	87.0

	234.9	149.4	178.5

Deferred:
Domestic	(4.1)	36.5	(130.6)
Foreign	(25.6)	(16.3)	1.6

	(29.7)	20.2	(129.0)

Total provision	$205.2	$169.6	$49.5

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2006, 2005 and 2004 to the income before income taxes is as follows:

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Tax provision at statutory rate	$261.2	$254.1	$127.0
Foreign earnings taxed at other than 35%	(38.6)	(44.5)	(84.6)
Increase (decrease) in valuation allowance	(0.3)	(0.3)	49.4
Withholding taxes on undistributed earnings	—	—	(18.0)
Benefit of tax audit settlements	(3.6)	(62.3)	(18.5)
State tax provision	8.6	11.1	0.8
Repatriation of foreign earnings under Jobs Creation Act	(6.1)	22.6	—
Other, net	(16.0)	(11.1)	(6.6)

Total provision	$205.2	$169.6	$49.5

During 2006, the valuation allowance was decreased for certain foreign net operating loss carry forwards and for certain state and local tax credits and net operating loss carryforwards. This decrease in valuation allowance included a $17.0 million tax benefit allocated as a reduction of goodwill. The increase in the valuation allowance in 2004 was primarily attributable to a net increase in foreign net operating loss carryforwards, which, are not expected to be utilized, partially offset by the utilization of foreign tax credits.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Dollars in millions)	2006	2005
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$225.4	$233.7
Inventory (LIFO and purchase accounting differences)	32.1	29.3
Employee benefits	52.3	63.6
Intangibles	43.6	27.9
Basis difference in minority interest	19.2	15.1
Other	62.3	78.6

	434.9	448.2
Deferred tax assets:
Post-retirement and other employee benefits	251.7	177.9
Warranties	100.5	89.2
Foreign net operating losses and tax credits	168.2	158.2
State net operating losses and tax credits	15.2	15.2
Expense accruals	73.5	83.6
Asbestos	110.3	113.6
Inventory	10.3	10.7
Facilities	6.6	8.6
Intangibles	49.5	17.9
Foreign exchange	20.6	20.6
Other	—	4.1
Valuation allowances	(174.7)	(189.7)

	631.7	509.9

Net deferred tax assets	$196.8	$61.7

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets related to foreign net operating loss carry forwards (2006 and 2005) have been reduced by a valuation allowance since realization is dependent in part on the generation of future taxable income in the legal entity which gave rise to tax losses. The foreign net operating losses (“NOL”) are available for utilization in future years. As of December 31, 2006, $133 million (net of tax) of the net operating losses has an unlimited life. The carryforward period for the remaining NOLs varies in number of years by jurisdiction between five and fifteen years. Deferred tax assets related to state and local net operating loss carryforwards and state and local tax credits have been reduced by a valuation allowance since realization is dependent in part on the generation of future taxable income in the state which gave rise to the losses and credits. The carryforward period for the remaining NOL’s and credits varies in the number of years by jurisdiction between one and twenty years.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of all its foreign subsidiaries to be permanently reinvested and as such no additional U.S. tax cost has been provided on approximately $681 million of earnings at December 31, 2006. Estimating the tax liability that would arise if these earnings were remitted is not practicable.

As a result of the American Jobs Creation Act of 2004 (the “Job Creation Act”), the Company repatriated approximately $500 million in 2005. The Company recorded a one-time charge of $22.6 million in the fourth quarter of 2005 and a benefit of $6.1 million in the third quarter of 2006, which represents an adjustment to the one time charge recorded in the fourth quarter of 2005 attributable to the repatriation of these earnings.

NOTE 8. Accounts Receivable Securitization Agreements

To reduce its borrowing cost, the Company established accounts receivable financing facilities in Europe and the U.S. with major international banks. As part of these facilities, the Company formed, special-purpose entities (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) that are included in the consolidated financial statements of the Company for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries. The Company retains a subordinated interest in the receivables sold of approximately 8% for ESPE and 51% for USSPE. The conduits obtain the funds to purchase the interests in the receivables, other than the retained interest, by selling commercial paper to third-party investors. Advances from the conduits to the SPEs are limited to approximately $594.5 million (€300.0 million, or approximately $394.5 million at December 31, 2006 exchange rates under the European facility, and $200.0 million under the U.S. facility). The Company retains responsibilities for the collection and administration of receivables subject to these facilities. The Company is currently in compliance with these covenants. The European facility is subject to the maintenance of specified debt-rating levels, and for the U.S. facility, the maintenance of certain financial covenants. The Company is currently in compliance with the covenants. In addition, these facilities are subject to annual renewals. The European facility will require renewal in May 2007 and the U.S. facility in September 2007. The Company has the ability to renew these facilities.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of FAS 140. The Company’s retained interest is recorded at fair value in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of the sale. Those losses amounted to $25.3 million, $18.8 million and

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$15.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other expense. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

Following is a summary of receivables subject to the financing facilities:

	December 31, 2006			December 31, 2005
(Dollars in millions)	ESPE	USSPE	Total	ESPE	USSPE	Total
Outstanding balances of receivables sold to SPEs	$450.9	$284.0	$734.9	$373.4	$347.1	$720.5
Net retained interest	$35.9	$144.3	$180.2	$31.4	$177.0	$208.4
Advances from conduits	$389.5	$135.5	$525.0	$306.4	$172.2	$478.6

The advances from conduits include amounts due to the conduits under the European and U.S. accounts receivable facilities for collections of receivables under the servicing agreement. The increase in advances from conduits was comprised of a $34.9 million foreign exchange translation effect and $11.5 million growth in the amount of receivables financed.

As of December 31, 2006 and 2005, the interest rates on amounts outstanding under the European facility were 3.88% and 2.79%, and under the U.S. facility were 5.28% and 4.27%, respectively.

NOTE 9. Inventories

The components of inventories, which are carried principally on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Dollars in millions)	2006	2005
Finished products	$823.6	$659.8
Products in process	249.0	228.2
Raw materials	219.3	190.2

Inventories at cost	$1,291.9	$1,078.2

The current replacement cost of inventories exceeded the LIFO carrying cost in 2006 and 2005 by approximately $26 million and $11 million, respectively.

NOTE 10. Facilities

The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Dollars in millions)	2006	2005
Land	$83.9	$78.4
Buildings	756.3	709.1
Machinery and equipment	1,999.8	1,721.8
Improvements in progress	171.2	208.8

Gross facilities	3,011.2	2,718.1
Less: accumulated depreciation	1,285.4	1,101.9

Net facilities	$1,725.8	$1,616.2

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation expense for owned assets and assets under capital leases for the years ended December 31, 2006, 2005 and 2004 was $197.3 million, $180.4 million and $171.0 million, respectively.

NOTE 11. Debt

The Company has one primary bank credit agreement. The agreement was established on July 7, 2005 and provides the Company and certain subsidiaries (the “Borrowers”) with a senior, unsecured, five-year $1 billion multi-currency revolving credit facility that expires in July 2010.

Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by American Standard Inc. and unconditionally guaranteed by American Standard Companies Inc. and ASII.

Short-term-Short-term borrowings are available under credit facilities and overdraft lines. At December 31, 2006 and 2005, the Company had $91.6 million and $17.5 million, respectively, of such foreign or domestic short-term debt outstanding at average interest rates of 5.1% and 6.2% per annum, respectively. The Company also had an additional $182 million of unused facilities as of December 31, 2006. The banks may revoke these facilities at any time. Additionally, there were $115 million of outstanding letters of credit issued by other banks.

Average short-term borrowings for 2006 and 2005 were $91 million at weighted-average interest rates of 5.8% and 4.1%, respectively.

Long-term-The aggregate borrowings of up to $1 billion available under the primary bank credit agreement can be used for general corporate purposes, of which up to $250 million may be used for issuing letters of credit and up to $150 million for same-day, short-term borrowings. Each loan outstanding under this agreement is due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently borrow equivalent amounts subject to compliance with certain conditions contained in the agreement. All borrowings under the credit agreement are therefore classified as long-term.

The Company pays a facilities fee of .125% per annum on the five-year facility (whether available funds are borrowed or not), and borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus .50% per annum. These LIBOR spreads are subject to adjustment should the Company’s debt rating change. The Company also pays ..50% per annum plus issuance fees for letters of credit.

At December 31, 2006, there were $426.1 million of borrowings outstanding under the five-year facility. Remaining availability under that facility at December 31, 2006, after reduction for $43.3 million of letters of credit usage, was $530.6 million.

From February 27, 2006 through July 18, 2006, American Standard Inc. executed 364-day U.S. dollar credit agreements with banking institutions totaling $150 million. The Company and ASII guarantee obligations under the agreements. The total amount outstanding as of December 31, 2006 was $60 million. Debt outstanding under the agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew or refinance them on a long-term basis.

In addition, a subsidiary of the Company has entered into a 40 million Euro ($53 million at December 31, 2006 exchange rates) 364 day credit agreement dated March 30, 2006. The facility is guaranteed by the Company, American Standard Inc. and ASII. As of December 31, 2006, there was an outstanding balance of $33 million. Also, a subsidiary of the Company has entered into a $50 million 364 day credit agreement dated

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 13, 2006. The amount outstanding under this facility at December 31, 2006 was $34 million. Borrowings under this facility are primarily in Canadian dollars. The facility is guaranteed by the Company, American Standard Inc. and ASII. Debt outstanding under these agreements was classified as long term debt in the accompanying consolidated balance sheet because the Company has the intent and ability to renew or refinance them on a long-term basis.

On June 1, 2006 the 7.125% Euro senior notes became due and payable. The Company repaid this debt with borrowings from its primary bank credit agreement.

The Company repaid $208.5 million of 7 3/8% Senior Notes that matured on April 15, 2005 with $199.5 million of Senior Notes, maturing on April 1, 2015. The senior notes were issued on April 1, 2005 and bear interest at a rate of 5 1/2% payable semi-annually on April 1 and October 1 of each year. The Company, at its option, may at any time and from time to time redeem all or a portion of the senior notes for an amount equal to the principal amount of the notes redeemed plus a make whole premium. The senior notes were not issued under the 1998 Shelf Registration, but are unconditionally guaranteed by the Company and ASII.

At December 31, 2006, the Company’s total indebtedness was $1,715.4 million, $91.6 million was considered short-term, and annual scheduled debt maturities were $23.1 million, $324.2 million, $216.5 million, $818.3 million and $1.8 million for the years 2007 through 2011, respectively and $239.9 million thereafter.

Long-term debt is recorded at face amount, net of unamortized discount and the fair value of interest-rate swaps, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

	Year Ended December 31,
(Dollars in millions)	2006	2005
Five-year credit agreement expiring 2010	$426.1	$349.8
7.125% Euro senior notes due 2006	—	288.8
7 3/8% senior notes due 2008	318.4	320.8
8.25% senior notes due 2009	97.5	97.5
8.25% Sterling senior notes due 2009	117.0	103.4
7 5/8% senior notes due 2010	261.0	261.0
7.59% Euro senior bonds due 2013	39.5	35.5
5.50% senior notes due 2015	199.5	199.5
Other long-term debt, including 364 day facilities	164.8	22.4

	1,623.8	1,678.7
Less current maturities	23.1	2.6

Total long-term debt	$1,600.7	$1,676.1

The U.S. Dollar equivalent of borrowings outstanding under the primary credit agreement at December 31, 2006 and 2005 and the effective weighted-average interest rates were:

	Year Ended December 31,
(Dollars in millions)	2006	2005
Loans at U.S. dollar equivalent at 4.49% in 2006; 3.14% in 2005	$426.1	$349.8

None of the Senior Notes outstanding as of December 31, 2006, are redeemable by the Company prior to maturity, except for the $199.5 million 5.50% senior notes issued on April 1, 2005 as discussed above. In January

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2003, a European subsidiary of the Company issued €30 million ($40 million at December 31, 2006 exchange rates) of 7.59% Guaranteed Senior Bonds due 2013 in a private placement as part of some changes in the financial structure and organization of its European subsidiaries. The bonds are guaranteed by the Company, ASI, ASII and certain of its subsidiaries. The proceeds were used to repay borrowings under bank credit agreements.

During 2001 the Company entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3/8% Senior Notes due 2008. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the hedges amounted to $0.4 million and $2 million as of December 31, 2006 and 2005, respectively, and is recorded in other long-term assets with a corresponding increase in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. As of December 31, 2006, the average effective interest rate on the $225 million of Senior Notes to which the swaps apply was approximately 7.3%. See Note 13 for additional information on the interest rate swaps.

The Company has designated a portion of its Euro denominated borrowings under its primary bank credit agreement and 8.25% Sterling notes due 2009 as a hedge of its investments in its European and U.K. operations, respectively. As a result, the Company recorded exchange losses/(gains) of $44.3 million, $(51.3) million and $25.2 million associated with these notes as a component of foreign currency translation within other comprehensive income for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest costs capitalized as part of the cost of constructing facilities for the years ended December 31, 2006, 2005 and 2004, were $1.0 million, $0.5 million and $0.2 million, respectively. Cash interest paid in those years on all outstanding indebtedness amounted to $118 million, $111 million, and $107 million, respectively.

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

On January 31, 2007 the Company’s Board of Directors approved a quarterly dividend of $.18 per share of common stock. The dividend will be paid on March 20, 2007, to shareholders of record on March 1, 2007. The

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company purchased 10,973,000 shares in 2006 for $450 million, 11,742,034 shares in 2005 for $500 million, 6,962,000 shares in 2004 for $251 million, and 36,498,000 shares in prior years for $637 million. On October 5, 2006 the Company’s Board of Directors also approved $500 million to purchase shares of the Company’s common stock in the open market. As of December 31, 2006, the unexpended authorizations under the Company’s share repurchase programs was $512 million. As of February 22, 2007, there have been no additional repurchases.

The Company issues stock options to employees in key positions who have the ability to impact business performance over time. The Company believes stock option awards promote the long-term success of the Company by aligning the interests of our leaders and other key employees with the interests of our shareholders. In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000, of which no more than 2,475,000 may be used for awards other than stock options or SARs. The total of stock options and SARs that may be granted to any individual annually may not exceed 4,500,000 shares, and the number of restricted stock and restricted unit awards to any individual annually may not exceed 450,000 shares or units. At December 31, 2006, options to purchase a total of 8,991,774 shares were outstanding and there were 6,022,916 shares available for grant under the 2002 Omnibus Plan. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At December 31, 2006, options to purchase a total of 8,820,187 shares were outstanding under the 1995 Stock Plan. The shares to be issued under the 1995 Stock Plan to satisfy outstanding options are expected to be from available treasury shares. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years. On February 5, 2007, awards in the form of options to purchase 1,864,480 shares were granted under the 2002 Omnibus Plan.

In 1997, shareholders approved the establishment of the ESPP commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15% from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company’s discretion. Employees purchased 264,625 in 2006, 232,009 shares in 2005 and 236,211 shares in 2004 under this plan. In 2002, shareholders authorized an additional 1,500,000 shares for issuance under this plan.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On February 1, 2006, the Company issued 52,473 shares of restricted stock (“RS”) to certain employees. A summary of stock option and RS activity and related information for the years ended December 31, 2006 and December 31, 2005 is as follows:

	Stock Options			Restricted Stock
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants	Shares Underlying Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2004	17,665,563	20.67		249,999
Granted	2,599,225	43.35	$10.09	—
Exercised(options)/Vested(RS’s)	(1,884,882)	18.96		(249,999)
Forfeited	(516,518)	32.35		—

Outstanding December 31, 2005	17,863,388	23.82		—
Granted	2,561,550	37.34	$9.82	52,473	$36.87
Exercised(options)/Vested(RS’s)	(2,173,802)	21.04		(1,546)
Forfeited	(439,175)	38.23		—

Outstanding December 31, 2006	17,811,961	25.77		50,927

Exercisable at end of period:
Year ended December 31, 2005	10,178,830
Year ended December 31, 2006	10,789,959

The total aggregate intrinsic value of awards outstanding as of December 31, 2006 is $357.7 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2006 is 5.7 years. The total intrinsic value of options exercised during the year ended December 31, 2006 was $48.8 million and the total fair value of shares vested during the same period was $25.1 million. In addition, the Company recognized an actual tax benefit of $15.6 million on options exercised during the year ended December 31, 2006. The 7,022,002 of nonvested options as of December 31, 2006 will result in the recognition of $27.5 million of compensation cost. This cost will be recognized over the weighted average vesting period of 1.03 years.

The following table summarizes the significant assumptions used during the year-ended December 31, 2006.

Year-ended December 31, 2006
Assumption
Weighted average grant date fair value	$ 9.80
Risk-free interest rate	4.52%
Expected volatility	26.0%
Expected holding period	5 years
Expected forfeiture rate	4.0%
Dividend yield	1.62%

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Following is a summary of shares issued or reacquired by the Company for the years ended December 31, 2006, 2005, and 2004.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2003	251,757,582	(33,842,604)	217,914,978
Shares issued upon exercise of stock options	9,999	2,250,740	2,260,739
Stock purchased for treasury	—	(6,962,000)	(6,962,000)
Shares issued to ESOP	—	1,598,657	1,598,657
Shares issued to ESPP	1,160	235,051	236,211
Other shares issued or (reacquired), net	—	(100,597)	(100,597)

Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988
Shares issued upon exercise of stock options	—	1,884,882	1,884,882
Stock purchased for treasury	—	(11,742,034)	(11,742,034)
Shares issued to ESOP	—	1,494,965	1,494,965
Shares issued to ESPP	1,053	230,956	232,009
Other shares issued or (reacquired), net	—	(76,414)	(76,414)

Balance, December 31, 2005	251,769,794	(45,028,398)	206,741,396
Shares issued upon exercise of stock options	3,434	2,171,914	2,175,348
Stock purchased for treasury	—	(10,973,000)	(10,973,000)
Shares issued to ESOP	—	1,626,457	1,626,457
Shares issued to ESPP	—	264,625	264,625
Other shares issued or (reacquired), net	—	56,863	56,863

Balance, December 31, 2006	251,773,228	(51,881,539)	199,891,689

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In 2005, to convert Pounds Sterling financing under the European accounts receivable securitization program to U.S. dollar equivalent financing, the Company entered into currency-forward contracts that effectively fix the transaction costs in U.S. dollars. These forward contracts are defined as speculative and accordingly, changes in the market value of the contracts are recorded in other income or expense as incurred, with a corresponding increase or decrease in other assets. The recorded gains or losses are essentially offset by foreign exchange gains or losses on the Company’s Sterling-denominated debt. There were no contracts outstanding as of December 31, 2006.

The notional amount and estimated fair value of interest rate swaps and hedging contracts at December 31, 2006 and 2005 are as follows:

	2006		2005
(Dollars in millions)	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swaps	$225	$—	$225	$2
Commodity-forward contracts	105	3	128	28
Foreign-currency-forward contracts related to receivables securitization	—	—	53	1

The fair value of interest rate swaps are reflected in long term assets and commodity forward contracts are included in other assets in the accompanying Consolidated Balance Sheet. The fair market value of interest rate swaps and commodity forward contracts is based on indicative market quotes obtained from major financial institutions.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The estimated fair value and carrying amounts of other financial instruments were:

	December 31, 2006		December 31, 2005
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement loans	$426	$426	$350	$350
7.125% Euro senior notes due 2006	—	—	289	292
7 3/8% senior notes due 2008	318	323	321	334
8.25% senior notes due 2009	98	103	98	106
8.25% Sterling senior notes due 2009	117	122	103	113
7 5/8% senior notes due 2010	261	273	261	280
7.59% Euro senior bonds due 2013	40	45	36	44
5.50% senior notes due 2015	200	188	200	197
Other debt, including 364 day facilities	164	164	23	23

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $42 million, $41 million and $36 million for 2006, 2005 and 2004, respectively. Total warranty expense was $228 million, $205 million and $199 million for 2006, 2005 and 2004, respectively.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is a summary of changes in the Company’s product warranty liability for the three years ended December 31, 2006:

(Dollars in millions)	Year Ended December 31,
	2006	2005	2004
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of year	$428.6	$397.5	$356.0
Warranty costs accrued	188.5	160.0	142.6
Deferred income on extended warranty contracts sold	86.5	73.0	68.2
Warranty claims settled	(171.7)	(143.7)	(142.3)
Amortization of deferred income on extended warranty contracts	(63.8)	(55.3)	(53.2)
Increases (decreases) in warranty estimates made in prior years, including foreign exchange translation effects	4.1	(2.9)	26.2

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of year	472.2	428.6	397.5
Current portion included in current liabilities	(188.9)	(181.9)	(155.1)

Long-term warranty liability	$283.3	$246.7	$242.4

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2006, are: $143.5 million in 2007; $116.2 million in 2008; $93.1 million in 2009; $73.8 million in 2010; $66.4 million in 2011; and $110.8 million thereafter, a total of $603.8 million. Net rental expense for all operating leases was $191.3 million, $181.4 million and $167 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $70.5 million extending from 2007 to 2025, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2006 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly-owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including $40 million of Euro-denominated Senior Bonds. The Company, American Standard Inc., and American Standard International Inc. guarantee obligations under the primary bank credit agreement. See Note 11 of Notes to Financial Statements.

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Litigation

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a the Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. On December 7, 2005, a jury in the United States District Court in Colorado returned a favorable verdict for the Company in its lawsuit alleging fraud by Haynes Trane Service Agency, Inc. (HTSA), a former distributor of the Company’s unitary air conditioning business. Damages will be determined by the court at a later date. The jury also returned an advisory verdict recommending that the court award Fred Haynes $4.8 million, because the jurors concluded that the Company had wrongfully terminated an agency agreement with Mr. Haynes, the owner of HTSA, after discovering HTSA’s fraudulent activities in 1995. On October 25, 2006, the trial judge ruled that pursuant to equitable principles Mr. Haynes was not entitled to any portion of the jury’s advisory award and accordingly entered judgment in favor of the Company.

In November 2004, the Company was contacted by the European Commission as part of an multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company a written request for information. The Company is cooperating fully with the investigation, which is ongoing. The Company believes that the European Commission is preparing a statement of objections setting forth its allegations against the parties involved, including the Company. At this time, the Company is unable to reasonably estimate the loss or range of loss that may result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company, but could be material to the Company’s operating results for the period in which the liability, if any, would be recognized.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. Because the Company has not been accused of any wrong-doing in this investigation, which is ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from it. However, the Company believes that the resolution of this matter will not have a material adverse effect on its financial condition, liquidity or results of operations. The Company is cooperating fully with this investigation.

Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania and in various state courts in the State of California alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases were subsequently consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deleted reference to fittings and identified a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On January 24, 2007, the trial judge granted the defendants’ motion for entry of judgment in favor of defendants, dismissing the consolidated amended complaint with prejudice, and on February 20, 2007, the plaintiffs filed a Notice of Appeal of the trial judge’s order. While the Company cannot predict the outcome of this appeal with certainty, the Company believes that the plaintiffs’ underlying

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

claims in this lawsuit were entirely without merit and that the resolution of the appeal will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

The California cases were coordinated in the San Francisco Superior Court and in December 2005, the plaintiffs filed an amended complaint in the California action alleging that the Company had conspired to fix prices for fixtures and fittings in the U.S. The amended complaint identified a somewhat different group of alleged co-conspirator co-defendants and purported to add a new and significantly larger class of plaintiffs. The Company and other defendants filed a demurrer, or motion to dismiss, on April 10, 2006. On November 30, 2006, pursuant to a stipulation between the parties, the San Francisco Superior court dismissed the action without prejudice.

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Also in 2003, the Company engaged asbestos insurance coverage counsel and insurance recovery consultants and, with their assistance, began developing an insurance recovery strategy with respect to other of the Company’s primary insurance carriers and lower layer excess carriers and syndicates, focusing its efforts first on buy-out arrangements with less creditworthy carriers. Among other settlements, in July 2004 the Company agreed to a settlement with KWELM, a group of insolvent London-based insurance companies that had provided a small portion of the Company’s historical insurance coverage. Also in 2004, the Company commenced negotiations with Equitas, the London-based entity responsible for all pre-1993 policy participations subscribed by certain Underwriters at Lloyd’s, London. Early in 2005, the Company reached an agreement with Equitas for a total of $84.5 million, by far the Company’s most significant settlement to date.

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, 2005 and 2006 the total asbestos liability was estimated at $699.4 million, $686.0 million and $665.8 million, respectively. In 2004, liability increased by $629.9 million, largely the result of a $568.2 million increase recorded in the fourth quarter of 2004 to reflect the estimate of the liability for unasserted potential future asbestos-related claims based on the analysis performed by HR&A as described above. The liability also increased by $34.7 million to reflect new claims filed during 2004, $15.8 million to account for the inclusion of specific claims associated with an unfavorable judgment against the Company in an arbitration involving indemnification rights, and $20.9 million as a result of calculating the estimated liability for claims pending at December 31, 2003, using the same assumptions HR&A used to calculate the estimated liability for future claims. The $20.9 million was comprised of $11.6 million related to a 3% annual inflation adjustment and $9.3 million for changes in assumptions with respect to average claim resolution amounts. The liability also increased by $14.9 million to reflect other adjustments such as the difference between actual settlements during 2004 as compared to prior period estimates. These increases were partially offset by $20.6 million of claims payments made during 2004. The asbestos indemnity liability decreased by $13.4 million and $20.2 million, in 2005 and 2006, respectively. Both decreases are due to claims payments made during the year.

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to December 31, 2006, the Company has resolved 55,061 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $84.4 million, for an average payment per resolved claim of $1,533. The average payment per claim resolved in each of the years ended December 31, 2006, 2005 and 2004 was $1,492, $972 and $1,462, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	2006	2005	2004	Cumulative Total
Open Claims – January 1,	121,662	123,499	121,322	N/A
New claims filed	4,378	10,951	12,741	170,897
Claims settled	(711)	(946)	(709)	(9,782)
Claims dismissed	(12,661)	(11,841)	(9,852)	(45,279)
Inactive claims	—	(1)	(3)	(3,168)

Open Claims – December 31	112,668	121,662	123,499	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the Court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The Court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation engaged in their first mediation session on January 18, 2006 and have engaged in active discussions since that time. During the mediation, the parties agreed to an extension of discovery through September 10, 2007.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94% of the recorded receivable. The remaining 6% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligation are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected, including amounts from Equitas which remained in a trust as of December 31, 2006.

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

•

the nature of the issues raised in the New Jersey coverage litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•

the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. The Company’s settlements in the NJ Litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $101 million.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As referenced above, in February 2005 the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. As of December 31, 2006, $64.9 million remained in a trust which expired January 3, 2007. Pursuant to the settlement, if there was no U.S. Federal legislation by January 3, 2007 that took asbestos claims out of the courts, the balance of the funds in trust was to be disbursed to the Company. Since there was no federal legislation that occurred, the balance of funds in the trust of $64.9 million was subsequently disbursed to the Company on January 4, 2007. The $64.9 million is presented as a current receivable in Other Current Assets as of December 31, 2006. Of the $64.9 million, $43.2 million relates to historical asbestos claim settlements and current legal expenses incurred and $21.7 million represents amounts relating to future legal costs to be incurred.

At December 31, 2004, 2005 and 2006 the asbestos receivable was $405.6 million, $390.0 million and $385.8 million, respectively. In 2004, the Company increased its asbestos insurance receivable to $405.6 million. Approximately $348.4 million of the increase reflected the recoverable portion of the change in the Company’s asbestos liability calculation. This increase was primarily related to the $568.2 million increase to the liability recorded in the fourth quarter of 2004 to reflect an estimate of the liability for unasserted potential future asbestos-related claims. The receivable was reduced by $24.2 million during 2004 to reflect cash received from insurance companies and $4.1 million to reflect current information obtained regarding solvency of insurance carriers. The Company’s asbestos insurance receivable decreased to $390.0 million as of December 31, 2005. The reduction was primarily the result of cash received from insurance companies of $23.7 million and refinements to solvency rates and subsequent recoveries on settlement agreements of $20.4 million. This reduction was partially offset by refinements to other data (including claims data and policy information) of $20.5 million and adjustments to reflect the recoverable portion of incurred legal expenses of $8.0 million. The asbestos receivable decreased to $385.8 million as of December 31, 2006, which is made up of a long-term component of $336.6 million and a current component of $49.2 million. The current component of $49.2 million increased by $43.2 million from 2005, which is the result of the Equitas settlement as discussed above. The reduction of the overall receivable (current and long-term) was primarily the result of cash received from insurance companies of $16.1 million as well as refinements to solvency rates and other data (including claims data and policy information) of $1.9 million, partially offset by the recoverable portion of incurred legal expenses of $5.1 million and favorable settlements not yet recovered of $8.7 million.

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 15. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, respectively.

Segment	January 1, 2006	Acquisitions	Dispositions	Foreign Exchange Translation	Other	December 31, 2006
Air Conditioning	$305.1	$—	$(1.0)	$0.9	$—	$305.0
Bath and Kitchen	542.1	0.3	—	57.4	(17.0)	582.8
Vehicle Controls	311.7	—	—	32.0	0.2	343.9

Total	$1,158.9	$0.3	$(1.0)	$90.3	$(16.8)	$1,231.7

Segment	January 1, 2005	Acquisitions	Dispositions	Foreign Exchange Translation	Other	December 31, 2005
Air Conditioning	$307.6	$2.6	$(4.3)	$(1.1)	$0.3	$305.1
Bath and Kitchen	604.6	1.7	—	(68.0)	3.8	542.1
Vehicle Controls	355.5	—	—	(43.6)	(0.2)	311.7

Total	$1,267.7	$4.3	$(4.3)	$(112.7)	$3.9	$1,158.9

The $17 million reduction of Bath and Kitchen goodwill during 2006 relates to the reversal of a valuation allowance on deferred tax assets associated with a previously acquired entity that were fully reserved for at the time of the acquisition.

The following table summarizes the Company’s intangible assets, which are included in other assets, by asset classification for the years ended December 31, 2006 and December 31, 2005, respectively.

Description	December 31, 2006 Gross Amount	December 31, 2006 Accumulated Amortization	December 31, 2006 Net
Patents	$7.6	$(7.2)	$0.4
Trademarks	8.6	(2.3)	6.3
Customer lists	2.6	(0.9)	1.7
Covenant not to compete	1.3	(1.3)	—
Other	2.7	(2.1)	0.6

Total	$22.8	$(13.8)	$9.0

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Description	December 31, 2005 Gross Amount	December 31, 2005 Accumulated Amortization	December 31, 2005 Net
Patents	$7.7	$(6.9)	$0.8
Trademarks	7.9	(1.8)	6.1
Customer lists	2.2	(0.3)	1.9
Covenant not to compete	1.3	(1.0)	0.3
Other	1.8	(1.6)	0.2

Total	$20.9	$(11.6)	$9.3

The Company recognized $1.9 million, $2.4 million, and $1.7 million of amortization expense related to intangible assets for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 16. Segments

American Standard has three business segments: Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems.

Air Conditioning Systems and Services is a leading global manufacturer of commercial and residential heating, ventilation and air conditioning (“HVAC”) equipment, systems and controls. It also provides after-market parts to the HVAC industry, contracting for the installation and maintenance of commercial HVAC systems featuring its products, and service for its commercial products and those of other manufacturers. The Company’s air conditioning segment is organized and managed as two operating divisions: Trane Commercial Systems (“TCS”), a global business, and Residential Systems (“RS”), a North American regional business. TCS manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, controls and building automation systems, after-market parts, and outside North America, residential air conditioning products. TCS also installs and provides services for its products and those of other HVAC manufacturers. RS manufactures primarily residential HVAC products (air conditioners, furnaces, and related accessories and controls) and distributes both residential and commercial unitary products in North America through a separate distribution channel. In 2006, approximately 6% of RS sales were for commercial applications.

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

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Vehicle Control Systems produces a variety of control systems that improve vehicle safety and reduce overall vehicle operating costs for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. Vehicle Control Systems’ largest-selling products are pneumatic anti-lock braking systems (“ABS”), electronic braking systems (“EBS”), automated manual transmission systems, air disc brakes and a large array of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. Vehicle Control Systems also supplies advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe and North America.

Segment Data

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Sales:
Air Conditioning Systems and Services	$6,758	$6,015	$5,345
Bath and Kitchen	2,435	2,418	2,440
Vehicle Control Systems	2,015	1,831	1,724

	$11,208	$10,264	$9,509

Segment income/ (loss):
Air Conditioning Systems and Services	$812	$661	$556
Bath and Kitchen	(18)	102	197
Vehicle Control Systems	260	250	231

	1,054	1,013	984
Equity in net income of unconsolidated joint ventures	32	35	28
Interest expense	(121)	(118)	(115)
Asbestos indemnity charge, net of recoveries	—	—	(320)
Corporate and other expenses (b)	(219)	(204)	(214)

Income from continuing operations before income taxes	$746	$726	$363

Sales–Geographic distribution (a):
United States	$5,944	$5,485	$4,783
Europe (countries below are included in this total)	3,563	3,023	3,164

Germany	990	891	878
U.K.	562	548	594
France	379	365	358
Italy	462	453	460
Other (countries below are included in this total)	1,701	1,756	1,562

China	248	234	239
Canada	252	234	221
Total sales	$11,208	$10,264	$9,509

Segment income–Geographic distribution:
United States	$733	$648	$485
Europe	240	226	326
Other	81	139	173

Total segment income	$1,054	$1,013	$984

(a)	Revenues from external customers are classified by country of destination.

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment Data (continued)

(b)	Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with the Company’s receivable securitization programs (See Note 8 of Notes to Financial Statements), pension and post-retirement benefit costs related to the corporate functions listed above and related accretion expense (See Note 6 of Notes to Financial Statements), non-operating foreign exchange gains/losses and other miscellaneous corporate related expenses. For the year ended December 31, 2006, corporate and other expenses include $13.2 million of compensation expense associated with share-based payment awards.

Upon adoption of FAS 123R in 2006, each of the Company’s segments includes compensation expense associated with share-based payment awards. For the year ended December 31, 2006 segment income of Air Conditioning Systems and Services, Bath and Kitchen and Vehicle Control Systems includes $12.3 million, $4.2 million and $2.4 million, respectively, of compensation expense associated with share-based payment awards.

	As of December 31
(Dollars in millions)	2006	2005	2004
Assets
Air Conditioning Systems and Services	$2,945	$2,781	$2,623
Bath and Kitchen	2,175	2,031	2,194
Vehicle Control Systems	1,173	1,016	1,122

Total identifiable assets	$6,293	$5,828	$5,939

Geographic distribution:
United States	$2,457	$2,381	$2,304
Europe (countries below are included in this total)	2,679	2,367	2,716
Germany	643	580	764
U.K.	341	287	388
France	223	177	294
Italy	391	366	456
Other	1,157	1,080	919

Total identifiable assets	$6,293	5,828	5,939
Cash and cash equivalents	294	391	230
Corporate assets	826	649	673

Total assets	$7,413	$6,868	$6,842

Goodwill included in assets:
Air Conditioning Systems and Services	$305	$305	$308
Bath and Kitchen	583	542	605
Vehicle Control Systems	344	312	355

Total goodwill	$1,232	$1,159	$1,268

Equity method investments:
Air Conditioning Systems and Services	$30	$25	$15
Bath and Kitchen	5	5	6
Vehicle Control Systems	68	61	52
Corporate	7	7	5

Total equity method investments	$109	$98	$78

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment Data (continued)

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Capital expenditures, including investments and computer software:
Air Conditioning Systems and Services	$138	$182	$112
Bath and Kitchen	53	103	78
Vehicle Control Systems	72	69	69
Corporate	22	10	5

Total capital expenditures	$285	$364	$264

Depreciation and amortization:
Air Conditioning Systems and Services	$97	$91	$90
Bath and Kitchen	93	91	93
Vehicle Control Systems	81	76	69
Corporate	11	10	10

Total depreciation and amortization	$282	$268	$262

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 17. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate audited financial statements for ASI, the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of ASI are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2006, 2005 and 2004, and balance sheets as of December 31, 2006 and 2005 for the Parent Company, ASI, ASII, and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2006

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$5,757.7	$5,852.1	$16.5	$(418.1)	$11,208.2

Costs and expenses:	—
Cost of sales	—	4,167.7	4,502.6	18.8	(419.6)	8,269.5
Selling and administrative expenses	—	1,179.0	902.4	0.2	(4.3)	2,077.3
Other (income) expense	—	79.0	(78.5)	(12.5)	5.8	(6.2)
Interest expense	—	103.7	17.7	—	—	121.4
Intercompany interest expense (income)	—	52.8	(52.8)	—	—	—

Total expenses	—	5,582.2	5,291.4	6.5	(418.1)	10,462.0

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	175.5	560.7	10.0	—	746.2
Income taxes	—	30.7	172.4	2.1	—	205.2

Income from continuing operations before equity in net income of consolidated subsidiaries	—	144.8	388.3	7.9	—	541.0
Equity in net income of consolidated subsidiaries	541.0	—	—	—	(541.0)	—

Net income	$541.0	$144.8	$388.3	$7.9	$(541.0)	$541.0

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2006

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.5	$8.9	$281.4	$3.0	$—	$293.8
Accounts receivable, net	—	591.2	719.4	23.4	—	1,334.0
Inventories	—	629.1	662.8	—	—	1,291.9
Other current assets	—	296.2	214.9	5.9	—	517.0

Total current assets	0.5	1,525.4	1,878.5	32.3	—	3,436.7
Facilities, net	—	689.7	1,036.1	—	—	1,725.8
Goodwill, net	—	182.2	1,049.5	—	—	1,231.7
Investment in subsidiaries	2,981.9	—	—	—	$(2,981.9)	—
Long-term asbestos receivable	—	336.6	—	—	—	336.6
Other assets	—	403.6	269.4	9.3	—	682.3

Total assets	$2,982.4	$3,137.5	$4,233.5	$41.6	$(2,981.9)	$7,413.1

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks	$—	$64.0	$27.6	$—	$—	$91.6
Current maturities of long-term debt	—	22.1	1.0	—	—	23.1
Other current liabilities	—	756.8	1,661.8	34.8	—	2,453.4

Total current liabilities	—	842.9	1,690.4	34.8	—	2,568.1
Long-term debt	—	1,441.0	159.7	—	—	1,600.7
Reserve for post-retirement benefits	—	336.5	526.4	—	—	862.9
Intercompany accounts, net	2,058.9	47.4	(1,905.8)	(200.5)	—	—
Long-term portion of asbestos liability	—	652.8	—	—	—	652.8
Other long-term liabilities	—	327.5	288.2	189.4	—	805.1

Total liabilities	2,058.9	3,648.1	758.9	23.7	—	6,489.6
Total shareholders’ equity (deficit)	923.5	(510.6)	3,474.6	17.9	(2,981.9)	923.5

Total liabilities and shareholders’ equity (deficit)	$2,982.4	$3,137.5	$4,233.5	$41.6	$(2,981.9)	$7,413.1

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2006

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$541.0	$144.8	$388.3	$7.9	$(541.0)	$541.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		106.2	175.8			282.0
Equity in earnings of unconsolidated joint ventures, net of dividends received		1.0	(10.1)			(9.1)
Non-cash stock compensation		98.5				98.5
Deferred income taxes		(59.2)	(75.9)			(135.1)
Gain on sale of property, plant and equipment		3.8	(20.1)			(16.3)
Equity in net income of subsidiary	(541.0)				541.0	—
Changes in assets and liabilities:
Accounts receivable		(78.9)	(119.6)	(0.4)		(198.9)
Inventories		(116.4)	(57.6)			(174.0)
Accounts payable		(37.9)	97.4			59.5
Other accrued liabilities and taxes		(109.5)	208.9	3.8		103.2
Post-retirement benefits		(1.0)	(22.5)			(23.5)
Net asbestos indemnity liability		27.2				27.2
Other long-term liabilities		193.4	(74.3)	23.6		142.7
Other current and long-term assets		(149.6)	97.7	3.1		(48.8)
Proceeds from initial sale of receivables, net		25.0	32.9			57.9

Net cash provided by operating activities	—	47.4	620.9	38.0	—	706.3

Investing activities:
Purchases of property, plant and equipment		(120.5)	(123.8)			(244.3)
Investments in affiliated companies and other businesses		(0.2)				(0.2)
Investments in computer software		(27.7)	(13.1)			(40.8)
Repayment of loan from unconsolidated joint venture, net		3.9				3.9
Proceeds from the disposal of property/equipment			45.7			45.7

Net cash used by investing activities	—	(144.5)	(91.2)	—	—	(235.7)

Financing activities:
Proceeds from issuance of long-term debt		16.5	0.8			17.3
Repayments of long-term debt, including redemption premiums		(312.0)	(0.6)			(312.6)
Net change in revolving credit facilities		428.9	(261.6)			167.3
Net change in other short-term debt		64.0	9.8			73.8
Purchases of treasury stock	(450.0)					(450.0)
Dividend payments	(144.8)					(144.8)
Net change in intercompany accounts	529.1	(234.5)	(257.0)	(37.6)		—
Proceeds from exercise of stock options	45.6					45.6
Proceeds from foreign exchange forward contracts		1.4				1.4
Other common stock issued or reacquired, net	20.5					20.5

Net cash used by financing activities	0.4	(35.7)	(508.6)	(37.6)	—	(581.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	14.0	—	—	14.0

Net increase (decrease) in cash and cash equivalents	0.4	(132.8)	35.1	0.4	—	(96.9)
Cash and cash equivalents at beginning of period	0.1	141.7	246.3	2.6	—	390.7

Cash and cash equivalents at end of period	$0.5	$8.9	$281.4	$3.0	$—	$293.8

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$5,306.5	$5,355.7	$13.7	$(411.5)	$10,264.4

Costs and expenses:
Cost of sales	—	3,829.5	4,082.5	15.7	(411.3)	7,516.4
Selling and administrative expenses	—	1,058.3	844.3	0.4	(3.7)	1,899.3
Other expense	—	94.4	(86.7)	(6.7)	3.5	4.5
Asbestos indemnity charge, net of recoveries	—	—	—	—	—	—
Interest expense	—	111.4	6.9	—	—	118.3
Intercompany interest expense (income)	—	16.1	(16.1)	—	—	—

Total expenses	—	5,109.7	4,830.9	9.4	(411.5)	9,538.5

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	196.8	524.8	4.3	—	725.9
Income taxes	—	30.8	137.3	1.5	—	169.6

Income from continuing operations before equity in net income of consolidated subsidiaries	—	166.0	387.5	2.8	—	556.3
Equity in net income of consolidated subsidiaries	556.3	—	—	—	(556.3)	—

Net income	$556.3	$166.0	$387.5	$2.8	$(556.3)	$556.3

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$141.7	$246.3	$2.6	$—	$390.7
Accounts receivable, net	—	537.3	601.0	23.0	—	1,161.3
Inventories	—	512.8	565.4	—	—	1,078.2
Other current assets	—	258.6	161.3	16.1	—	436.0

Total current assets	0.1	1,450.4	1,574.0	41.7	—	3,066.2
Facilities, net	—	629.7	986.5	—	—	1,616.2
Goodwill, net	—	178.0	980.9	—	—	1,158.9
Investment in subsidiaries	2,454.2	—	—	—	(2,454.2)	–
Long-term asbestos receivable	—	384.0	—	—	—	384.0
Other assets	—	449.1	181.2	12.2	—	642.5

Total assets	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Loans payable to banks	$—	$—	$17.5	$—	$—	$17.5
Current maturities of long-term debt	—	2.0	0.6	—	—	2.6
Other current liabilities	—	876.7	1,314.6	17.5	—	2,208.8

Total current liabilities	—	878.7	1,332.7	17.5	—	2,228.9
Long-term debt	—	1,282.8	393.3	—	—	1,676.1
Reserve for post-retirement benefits	—	254.9	376.7	—	—	631.6
Intercompany accounts, net	1,531.8	362.4	(1,760.7)	(133.5)	—	—
Long-term portion of asbestos Liability	—	673.0	—	—	—	673.0
Other long-term liabilities	—	296.5	273.2	166.0	—	735.7

Total liabilities	1,531.8	3,748.3	615.2	50.0	—	5,945.3
Total shareholders’ equity (deficit)	922.5	(657.1)	3,107.4	3.9	(2,454.2)	922.5

Total liabilities and shareholders’ equity (deficit)	$2,454.3	$3,091.2	$3,722.6	$53.9	$(2,454.2)	$6,867.8

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$556.3	$166.0	$387.5	$2.8	$(556.3)	$556.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		99.9	167.8			267.7
Equity in earnings of affiliates, net of dividends received		(10.6)	(10.0)			(20.6)
Non-cash stock compensation		64.5				64.5
Deferred income taxes		35.9	1.7	(0.8)		36.8
Gain on sale of property, plant and equipment		(3.1)	(0.3)			(3.4)
Equity in net income of subsidiary	(556.3)				556.3	—
Changes in assets and liabilities:
Accounts receivable		(62.4)	8.4	4.1		(49.9)
Inventories		(17.2)	(12.8)			(30.0)
Accounts payable		44.8	(55.1)			(10.3)
Other accrued liabilities		52.2	11.6	4.3		68.1
Post-retirement benefits		(22.7)	9.7			(13.0)
Net asbestos indemnity liability		5.2				5.2
Other long-term liabilities		(15.7)	4.8	34.5		23.6
Other assets		(138.9)	53.3	11.0		(74.6)

Net cash provided by operating activities	—	197.9	566.6	55.9	—	820.4

Investing activities:
Purchase of property, plant and equipment		(146.5)	(147.3)			(293.8)
Investments in affiliated companies		(4.8)	(21.8)			(26.6)
Investments in computer software		(25.8)	(17.5)			(43.3)
Loan to unconsolidated joint venture, net		12.2				12.2
Proceeds from the disposal of property/equipment		23.1	5.1			28.2

Net cash used by investing activities	—	(141.8)	(181.5)	—	—	(323.3)

Financing activities:
Proceeds from issuance of long-term debt		203.7	1.6			205.3
Repayments of long-term debt		(209.4)	(1.8)			(211.2)
Net change in revolving credit facility		(35.0)	354.8			319.8
Net change in other short-term debt		(51.0)	(6.8)			(57.8)
Purchases of treasury stock	(500.0)					(500.0)
Dividend payments	(126.4)					(126.4)
Net change in intercompany accounts	582.2	189.8	(715.9)	(56.1)		(0)
Proceeds from exercise of stock options	35.6					35.6
Proceeds from foreign exchange forward contracts		(4.1)				(4.1)
Other common stock issued or reacquired, net	8.6					8.6

Net cash used by financing activities	—	94.0	(368.1)	(56.1)	—	(330.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.6)	—	—	(5.6)

Net increase (decrease) in cash and cash equivalents	—	150.1	11.4	(0.2)	—	161.3
Cash and cash equivalents at beginning of year	0.1	(8.6)	235.1	2.8		229.4

Cash and cash equivalents at end of year	$0.1	$141.5	$246.5	$2.6	$—	$390.7

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales	—	$4,806.8	$5,134.1	$11.0	$(443.1)	$9,508.8

Costs and expenses:
Cost of sales	—	3,527.7	3,848.9	13.6	(443.1)	6,947.1
Selling and administrative expenses	—	958.8	781.4	0.7	(4.7)	1,736.2
Other expense	—	45.6	(19.8)	(2.2)	3.9	27.5
Asbestos indemnity charge, net of recoveries	—	320.2	—	—	—	320.2
Interest expense	—	103.9	11.0	—	—	114.9
Intercompany interest expense (income)	—	3.9	(2.2)	(2.5)	0.8	—

Total expenses	—	4,960.1	4,619.3	9.6	(443.1)	9,145.9

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	(153.3)	514.8	1.4	—	362.9
Income taxes	—	(39.6)	88.7	0.4	—	49.5

Income from continuing operations before equity in net income of consolidated subsidiaries	—	(113.7)	426.1	1.0	—	313.4
Equity in net income of consolidated subsidiaries	$313.4	—	—	—	(313.4)	—

Net income	$313.4	$(113.7)	$426.1	$1.0	$(313.4)	$313.4

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$313.4	$(113.7)	$426.1	$1.0	$(313.4)	$313.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization		98.5	163.4			261.9
Equity in earnings of affiliates, net of dividends received		(8.1)	(7.7)			(15.8)
Non-cash stock compensation		60.9				60.9
Deferred income taxes		(123.3)	(30.0)	(2.8)		(156.1)
Gain on sale of property, plant and equipment		(3.7)				(3.7)
Equity in net income of subsidiary	(313.4)				313.4	—
Changes in assets and liabilities:
Accounts receivable		7.5	(91.6)	(2.0)		(86.1)
Inventories		(71.0)	(67.4)			(138.4)
Accounts payable		74.9	82.4	0.3		157.6
Other accrued liabilities		32.6	17.1	3.8		53.5
Post-retirement benefits		(26.9)	7.8			(19.1)
Net asbestos indemnity liability		316.3				316.3
Other long-term liabilities		22.5	39.6	15.1		77.2
Other assets		(45.8)	(18.1)	(20.1)		(84.0)
Proceeds from initial sale of receivables, net	—	27.1	—	—	—	27.1

Net cash provided by operating activities	—	247.8	521.6	(4.7)	—	764.7

Investing activities:
Purchase of property, plant and equipment		(75.0)	(140.9)			(215.9)
Investments in affiliated companies			(1.5)			(1.5)
Investments in computer software		(24.7)	(21.9)			(46.6)
Loan to joint venture		(16.2)				(16.2)
Proceeds from the disposal of property/equipment		26.8	2.6			29.4

Net cash used by investing activities	—	(89.1)	(161.7)	—	—	(250.8)

Financing activities:
Proceeds from issuance of long-term debt		0.5	0.6			1.1
Repayments of long-term debt		(1.1)	(1.7)			(2.8)
Net change in revolving credit facility		(135.0)	(93.5)			(228.5)
Net change in other short-term debt		51.0	(24.4)			26.6
Purchases of treasury stock	(253.0)					(253.0)
Net change in intercompany accounts	208.4	(19.7)	(193.6)	4.9		–
Proceeds from exercise of stock options	36.9					36.9
Proceeds from foreign exchange forward contracts		8.5				8.5
Other common stock issued or reacquired, net	7.7	(1.1)		—		6.6

Net cash used by financing activities	—	(96.9)	(312.6)	4.9	—	(404.6)
Effect of exchange rate changes on cash and cash equivalents			8.4			8.4

Net increase (decrease) in cash and cash equivalents	—	61.8	55.7	0.2	—	117.7
Cash and cash equivalents at beginning of year	—	(70.4)	179.4	—	—	111.7

Cash and cash equivalents at end of year	$—	$(8.6)	$235.1	$2.8	$—	$229.4

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Quarterly Data (Unaudited)

Year 2006

(Dollars in millions, except per share data)	First (a)	Second (a)	Third (a)	Fourth (a)
Sales	$2,552.0	$2,990.7	$2,964.8	$2,700.7

Cost of sales	1,892.9	2,166.0	2,205.9	2,004.7

Income before income taxes	120.9	264.4	211.4	149.5
Income taxes	36.8	72.7	60.5	35.2

Net income	$84.1	$191.7	$150.9	$114.3

Net income per common share:
Basic	$0.41	$0.95	$0.76	$0.57
Diluted	$0.40	$0.93	$0.74	$0.56

Average number of common shares (thousands):
Basic	205,077	202,375	199,768	199,490
Diluted	209,557	207,083	204,223	204,351

Range of prices on common stock:
High	$43.71	$47.14	$44.14	$46.82
Low	$35.01	$38.58	$37.72	$41.60

Year 2005

(Dollars in millions, except per share data)	First (b)	Second (b)	Third (b)	Fourth (b)
Sales	$2,340.3	$2,755.1	$2,624.0	$2,545.1

Cost of sales	1,724.1	1,991.5	1,895.4	1,905.4

Income before income taxes	127.1	251.0	221.3	126.5
Income taxes	2.2	43.1	62.2	62.1

Net income	$124.9	$207.9	$159.1	$64.4

Net income per common share:
Basic	$0.58	$0.98	$0.76	$0.31
Diluted	$0.57	$0.95	$0.74	$0.30

Average number of common shares (thousands):
Basic	214,033	212,032	210,524	208,641
Diluted	220,066	217,858	216,301	213,729

Range of prices on common stock:
High	$48.39	$47.29	$47.93	$47.76
Low	$38.56	$40.82	$41.35	$35.01

(a) The first quarter of 2006 includes operational consolidation expenses of $8.1 million ($5.3 million after tax) comprised of $0.5 million for Air Conditioning Systems and Services, $6.0 million for Bath and Kitchen, $1.5 million for Vehicle Control Systems and $0.1 million in Corporate and Other expense; the second quarter of

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2006 includes operational consolidation expenses of $16.1 million ($11.0 million after tax) comprised of ($0.9) million for Air Conditioning Systems and Services, $15.2 million for Bath and Kitchen, $1.4 million for Vehicle Control Systems and $0.4 million in Corporate and Other expense; the third quarter of 2006 includes operational consolidation expenses of $29.3 million ($20.2 million after tax) comprised of $0.4 million for Air Conditioning Systems and Services, $25.4 million for Bath and Kitchen, $3.4 million for Vehicle Control Systems and $0.1 million in Corporate and Other expense and the fourth quarter of 2006 includes operational consolidation expenses of $10.1 million ($7.1 million after tax) comprised of $1.2 million for Air Conditioning Systems and Services, $6.7 million for Bath and Kitchen, $1.9 million for Vehicle Control Systems and $0.3 million in Corporate and Other expense. Income taxes include a tax benefit of $3.0 million related to operational consolidation expenses. Income taxes in the first quarter of 2006 included net tax expense of $0.4 million from miscellaneous tax items; income taxes in the second quarter of 2006 included a tax benefit of $9.0 million ($0.04 per diluted share) which primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside of the United States; income taxes in the third quarter of 2006 included $3.9 million ($.02 per diluted share) of tax benefits primarily related to adjustments to the 2005 tax provision to agree to the final tax return and income taxes in the fourth quarter included $6.2 million ($.03 per diluted share) primarily related to adjustments related to tax contingencies and valuation allowances.

(b) The first quarter of 2005 includes operational consolidation expenses of $20.4 million ($14.8 million after tax) comprised of $12.8 million for Air Conditioning Systems and Services, $3.9 million for Bath and Kitchen and $3.7 million for Vehicle Control Systems; the second quarter of 2005 includes operational consolidation expenses of $24.1 million ($16.2 million after tax) comprised of $8.8 million for Air Conditioning Systems and Services, $12.0 million for Bath and Kitchen and $3.3 million for Vehicle Control Systems; the third quarter of 2005 includes operational consolidation expenses of $10.9 million ($6.6 million after tax) comprised of $3.4 million for Air Conditioning Systems and Services, $6.5 million for Bath and Kitchen and $1.0 million for Vehicle Control Systems and the fourth quarter of 2005 includes operational consolidation expenses of $13.8 million ($9.2 million after tax) comprised of $0.7 million for Air Conditioning Systems and Services, $7.3 million for Bath and Kitchen, $5.7 million for Vehicle Control Systems and $0.1 million in Corporate and Other expense. Income taxes include a tax benefit of $4.6 million related to operational consolidation expenses. Income taxes in the first quarter of 2005 included a tax benefit of $39 million associated with the resolution of tax contingencies and the impact of certain non-U.S. tax planning initiatives on prior tax years; income taxes in the second quarter of 2005 include $36.4 million primarily related to the resolution of tax audits; income taxes in the third quarter of 2005 include $9.0 million primarily related to an amount to adjust the 2004 tax provision to the final U.S. tax return and income taxes in the fourth quarter include a tax expense of $20.6 million primarily related to a charge of $23 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004.

The sum of each line for the four quarters does not necessarily equal the amount reported for the full year because of rounding and, for per share amounts, because of the effect of averaging the shares used in the calculation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

The Company’s assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

American Standard Companies Inc.

February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Standard Companies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Standard Companies Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Standard Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Standard Companies Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Standard Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of American Standard Companies Inc. and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Pursuant to instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the headings “Governance — Board Matters and Committee Membership” and “— Committees of the Board — Audit Committee” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Information regarding our Code of Conduct and Ethics set forth under the caption “Code of Conduct and Ethics” in Item 1 of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation and related matters set forth under the headings “Report of the Management Development and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the headings “Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management and others and information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Common Stock Ownership of Officers, Directors and Significant Shareholders” and “Proposal 2 — Approval of the Amendment to the 2002 Omnibus Incentive Plan — Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance — Certain Relationships and Related Person Transactions,” and “Governance — Independence Standards for Board Service” and “— Availability of Corporate Governance Materials” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters — Audit Committee’s — Pre-Approved Policies and Procedures” and “— Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

I TEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page No.
1. Financial Statements:
Consolidated Balance Sheet at December 31, 2006 and 2005	60
Years ended December 31, 2006, 2005 and 2004:
Consolidated Statement of Income	59
Consolidated Statement of Cash Flows	61
Consolidated Statement of Shareholders’ Equity and Comprehensive Income	62
Notes to Financial Statements	64
Report of Independent Registered Public Accounting Firm	58

2. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	127

3. Financial statement schedules, years ended December 31, 2006, 2005, and 2004

I Condensed Financial Information of Registrant	128
II Valuation and Qualifying Accounts	131

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

3.1	Restated Certificate of Incorporation of Holding (previously filed as Exhibit 3(i) to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

3.2	Amendment to the Restated Certificate of Incorporation of Holding (previously filed as Exhibit 3 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.)

3.3	Amended and Restated By-laws of Holding (previously filed as Exhibit (3)(ii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.1	Form of Common Stock Certificate (previously filed as Exhibit (4)(i) to Holding’s Form 10-K for the fiscal year ended December 31, 2002, and herein incorporated by reference.)

4.2	Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee (previously filed as Exhibit (4)(i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.)

4.3	Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee (previously filed as Exhibit 4.1 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

4.4	First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company’s 7.375% Senior Notes due 2008, guaranteed by Holding (previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.)

4.5	Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company’s 7 1/8% Senior Notes due 2003 and 7 5/8% Senior Notes due 2010, guaranteed by Holding (previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.)

4.6	Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7 3/8% Senior Notes due 2005 (previously filed as Exhibit 4.2 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

4.7	Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009 (previously filed as Exhibit (4)(x) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.8	Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25% Senior Notes due 2009 (previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.9	Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125% Senior Notes due 2006 (previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.10	Seventh Supplemental Indenture dated as of November 19, 2004 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York (previously filed as Exhibit 4.01 to Holding’s Form 8-K filed on November 19, 2004, and herein incorporated by reference.)

4.11	Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent (previously filed as Exhibit (4)(xxv) to Holding’s Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.)

4.12	Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between American Standard Companies Inc. and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(a) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003, and herein incorporated by reference.)

4.13	Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(b) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.)

4.14	Amendment No. 3 to Rights Agreement dated August 20, 2003, between American Standard Companies Inc. and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(c) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.)

4.15	Guaranty executed and delivered November 19, 2004, made by American Standard International Inc. to The Bank of New York (previously filed as Exhibit 4.02 to Holding’s Form 8-K filed on November 22, 2004, and herein incorporated by reference.)

4.16	Indenture dated as of April 1, 2005, between the Company, Holding, American Standard International Inc. and The Bank of New York Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Holding’s Form 8-K filed on April 1, 2005, and herein incorporated by reference.)

4.17	Form of 5 1/2% Senior Note Due 2015 (previously filed as Exhibit 4.20 to Holding’s S-4 filed on May 12, 2005, and herein incorporated by reference.)

10.1*	Amended and Restated Employment Agreement with Frederic M. Poses dated as of February 7, 2002 (previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.)

10.2*	Amendment to Employment Agreement with Frederic M. Poses dated October 6, 2004 (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on October 7, 2004, and herein incorporated by reference.)

10.5*	Employment Agreement with G. Peter D’Aloia dated December 3, 1999 (previously filed as Exhibit (10)(iv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.)

10.6*	Summary of Employment Arrangement with G. Peter D’Aloia (previously filed as Exhibit 10.6 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.7*	Employment Agreement with Lawrence B. Costello dated May 1, 2000 (previously filed as Exhibit (10)(vi) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.)

10.8*	Employment Agreement with James E. Dwyer dated August 12, 2004 (previously filed as Exhibit 99.1 to Holding’s Form 10-Q for the quarter ended September 30, 2004, and herein incorporated by reference.)

10.9*	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002 (previously filed as Exhibit (10)(viii) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.10*	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and the American Standard Companies Inc. Supplemental Incentive Compensation Plan, restated to include all amendments through December 6, 2006, filed herewith.

10.11*	American Standard Companies Inc. Executive Supplemental Retirement Benefit Program, Restated to include all amendments through December 8, 2005 (previously filed as Exhibit 10.11 to Holdings Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.12*	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.5 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.13*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.6 to Holding’s Form 10-Q for the fiscal quarter ended June 30, 2006, and herein incorporated by reference.)

10.14*	American Standard Companies Inc. Corporate Officer Severance Plan, Restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.4 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.15*	The American Standard Companies Inc. Deferred Compensation Plan, as Amended and restated as of January 1, 2005 except where otherwise stated (previously filed as Exhibit 10 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.16*	The American Standard Companies Inc. Stock Incentive Plan, restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.2 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.17*	Addendum to Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country (previously filed as Exhibit (10)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

10.18*	Addendum to Stock Incentive Plan revised to comply with local regulations in France with respect to options granted in that country (previously filed as Exhibit (10)(xiii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

10.19*	Second Addendum for French Participants to Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001 (previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.20*	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country (previously filed as Exhibit 10.2 to Holding’s Form 10-Q for the quarter ended June 30, 2004 and herein incorporated by reference.) The Plan was previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.21*	The American Standard Companies Inc. 2002 Omnibus Incentive Plan, restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.1 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.22*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in Canada with respect to options granted in that country (previously filed as Exhibit 10.1 to Holding’s Form 10-Q for the Quarter ended June 30, 2004.) The Plan was filed as Exhibit (10) to Holding’s Form 10-Q for the quarter ended March 31, 2002 and herein incorporated by reference.

10.23*	Addendum to the 2002 Omnibus Incentive Plan governing options granted to participants in France (previously filed as Exhibit (10)(xxi) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.24*	American Standard Inc. Supplemental Savings Plan, as Restated as of December 8, 2005, (previously filed as Exhibit 10.24 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.25	Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., certain subsidiaries of Holding and the financial institutions listed therein: The Chase Manhattan Bank, as Administrative Agent, Issuing Bank and Swingline Lender; Chase Manhattan International Limited, as London Agent and Italian Agent; Bank of America, N.A., Citibank, N.A. and Deutsche Bank AG as Syndication Agents; The Industrial Bank of Japan Trust Company and Lloyds TSB Bank PLC as Documentation Agents; and JP Morgan as Advisor, Lead Arranger and Book Manager (previously filed as Exhibit (10)(i) to Holding’s Form 10-Q for the quarter ended September 30, 2001, and herein incorporated by reference.)

10.26	First Amendment dated as of November 5, 2002, to the Five-Year Credit Agreement, dated as of November 6, 2001, among Holding, the Company, American Standard International Inc., the Borrowing Subsidiaries from time to time party thereto and the Lenders from time to time party thereto: JPMorgan Chase Bank, as Administrative Agent, as Issuing Bank and as Swingline Lender; and J. P. Morgan Europe Limited, as London Agent and as Belgian Agent (previously filed as Exhibit (10)(i) to Holding’s Form 10-Q for the quarter ended September 30, 2002, and herein incorporated by reference.)

10.27*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated July 7, 2004 (previously filed as Exhibit 10.32 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.28*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated February 2, 2005 (previously filed as Exhibit 10.33 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.29	Registration Rights Agreement dated April 1, 2005 among American Standard Inc., American Standard Companies Inc., American Standard International Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and the Other Initial Purchasers referred to therein (previously filed as Exhibit 10.35 to Holding’s S-4 Amendment No. 1 filed on August 2, 2005, and herein incorporated by reference.)

10.30*	American Standard Companies Inc. Change of Control Severance Plan, Restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.3 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.31*	American Standard Companies Inc. Executive Savings Plan (previously filed as Exhibit 10.34 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.32	Five-Year Credit Agreement, dated as of July 7, 2005, among Holding, the Company, American Standard International Inc., certain other subsidiaries of Holding and the financial institutions listed therein: JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender; J.P. Morgan Europe Limited, as London Agent and Belgian Agent; JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent; Bank of America, N.A., as Syndication Agent; ABN AMRO Bank N.V., Citicorp USA, Inc. and Mizuho Corporate Bank, Ltd., as Documentation Agents; and Lloyds TSB Bank PLC, as Co-Documentation Agent (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on July 12, 2005, and herein incorporated by reference.)

10.33	First Amendment dated November 30, 2005 to the Five-Year Credit Agreement, dated as of July 7, 2005, among Holding, the Company, American Standard International Inc., certain other subsidiaries of Holding and the financial institutions listed therein: JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender; J.P. Morgan Europe Limited, as London Agent and Belgian Agent; JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent; Bank of America, N.A., as Syndication Agent; ABN AMRO Bank N.V., Citicorp USA, Inc. and Mizuho Corporate Bank, Ltd., as Documentation Agents; and Lloyds TSB Bank PLC, as Co-Documentation Agent (previously filed as Exhibit 10.36 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.34*	Description of Compensation Arrangements for Non-Employee Directors (previously filed as Exhibit 10.38 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.35*	Form of Stock Option Agreement for U.S. Employees (previously filed as Exhibit 10.39 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.36*	Form of Stock Option Agreement for Non-U.S. Employees, (previously filed as Exhibit 10.40 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.37*	Description of Executive Life Insurance Benefit (previously filed as Exhibit 10.41 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.38*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on July 19, 2006, and herein incorporated by reference.)

10.39*	Employment Agreement with Dale F. Elliott (previously filed as Exhibit 10.2 to Holding’s Form 8-K filed on September 6, 2006, and herein incorporated by reference.)

10.40*	Form of Restricted Stock Unit Agreement for U.S. employees, filed herewith.

10.41*	Form of Restricted Stock Unit Agreement for non-U.S. employees, filed herewith.

10.42*	Addendum to the 2002 Omnibus Incentive Plan governing Restricted Stock Units granted to participants in France on or after February 5, 2007, filed herewith.

12	Ratio of Earnings to Fixed Charges, filed herewith.

21	Listing of Holding’s Subsidiaries, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

23.1	Consent of Hamilton, Rabinovitz and Alschuler, Inc., filed herewith.

24	Power of Attorney (Steven E. Anderson, Jared L. Cohon, Paul J. Curlander, Steven F. Goldstone, Kirk S. Hachigian, Edward E. Hagenlocker, James F. Hardymon, Ruth Ann Marshall and Dale F. Morrison), filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

By:	/s/ FREDERIC M. POSES
Frederic M. Poses
Chairman and Chief Executive Officer

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERIC M. POSES Frederic M. Poses	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	February 26, 2007

/s/ G. PETER D’ALOIA G. Peter D’Aloia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ BRAD M. CEREPAK Brad M. Cerepak	Vice President and Controller (Principal Accounting Officer)	February 26, 2007

*	Director	February 26, 2007

Steven E. Anderson

*	Director	February 26, 2007

Jared L. Cohon

*	Director	February 26, 2007

Paul J. Curlander

*	Director	February 26, 2007

Steven F. Goldstone

*	Director	February 26, 2007

Kirk S. Hachigian

*	Director	February 26, 2007

Edward E. Hagenlocker

*	Director	February 26, 2007

James F. Hardymon

*	Director	February 26, 2007

Ruth Ann Marshall

*	Director	February 26, 2007

Dale F. Morrison

/s/ MARY ELIZABETH GUSTAFSSON Mary Elizabeth Gustafsson Attorney-in-fact		February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

We have audited the consolidated financial statements of American Standard Companies Inc. as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 22, 2007. Our audits also included the financial statement schedules listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

New York, New York

February 22, 2007

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME (Parent Company Separately)

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Equity in net income of subsidiaries	$541.0	$556.3	$313.4

Net income	$541.0	$556.3	$313.4

See notes to financial statements.

BALANCE SHEET (Parent Company Separately)

(Dollars in millions)

	December 31,
ASSETS	2006	2005
Cash	$0.5	$0.1
Investment in subsidiaries	2,981.9	2,454.2

Total assets	$2,982.4	$2,454.3

LIABILITIES
Loans payable to subsidiaries	$2,058.9	$1,531.8
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 560,000,000 shares authorized: issued and outstanding, 199,891,689 shares in 2006; 206,741,396 shares in 2005
	2.5	2.5
Capital surplus	897.0	834.4
Unearned compensation	—	—
Treasury stock	(1,523.3)	(1,181.4)
Retained earnings	1,972.4	1,576.5
Accumulated other comprehensive income:
Deferred gain on hedge contracts, net of tax	3.3	20.9
Foreign currency translation effects	(138.9)	(212.6)
Pension liability adjustment, net of tax	—	(117.8)
Unrealized losses on benefit plans, net of tax	(289.5)	—

Total shareholders’ equity	923.5	922.5

Total liabilities and shareholders’ equity	$2,982.4	$2,454.3

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENT OF CASH FLOWS (Parent Company Separately)

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$541.0	$556.3	$313.4
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(541.0)	(556.3)	(313.4)
Changes in:
Accounts receivable
Accounts payable and accruals	—	—	—

Net cash flow from operating activities	—	—	—

Cash provided (used) by investing activities:
Investment in subsidiaries	—	—	—

Net cash provided (used) by investing activities	—	—	—

Cash provided (used) by financing activities:
Purchases of treasury stock	(450.0)	(500.0)	(253.0)
Dividend payments	(144.8)	(126.4)	—
Proceeds from exercise of stock options	45.6	35.6	36.9
Loan from subsidiary	529.1	582.2	208.4
Other	20.5	8.6	7.7

Net cash provided (used) by financing activities	0.4	—	—

Net change in cash and cash equivalents	0.4	—	—
Cash and cash equivalents beginning of year	0.1	0.1	0.1

Cash and cash equivalents end of year	$0.5	$0.1	$0.1

See notes to financial statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION

OF REGISTRANT–(Continued)

NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

(A)	The notes to the consolidated financial statements of American Standard Companies Inc. (the “Parent Company”) are an integral part of these condensed financial statements.

(B)	The Parent Company owns 100% of the outstanding shares of common stock American Standard Inc. and 100% of the shares of common stock of American Standard International Inc.

(C)	The Company’s Board of Directors has approved a quarterly dividend of $0.18 per share of common stock. The dividend will be paid on March 20, 2007, to shareholders of record on March 1, 2007. On October 5, 2006 the Company’s Board of Directors approved an additional $500 million to purchase shares of the Company’s common stock in the open market. As of February 22, 2007, the unexpended authorization on current and prior programs totaled $512,453,645. The Company plans to utilize the majority of this unexpended authorization in 2007, which would result in total share repurchases for 2007 of approximately $450 million.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005, and 2004

(Dollars in thousands)

Description	Balance Beginning of Period	Additions Charged to Income	Deductions		Other Changes	Foreign Currency Translation Effects	Balance End of Period
2006:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$46,881	$22,425	$(19,997)	(A)	$2,407	$2,726	$54,442

2005:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$46,235	$17,382	$(17,612)	(A)	$1,742	$(866)	$46,881

2004:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$45,308	$16,743	$(17,800)	(A)	$550	$1,434	$46,235

(A)	Accounts charged off.