Form 10-Q
period 2007-03-31
AMERICAN STANDARD COMPANIES INC
filed 2007-04-27
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at

April 24, 2007	202,131,929 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

American Standard Companies Inc. (the “Company”) is a Delaware corporation that owns all the outstanding common stock of American Standard Inc. and American Standard International Inc. (“ASII”), both Delaware corporations. “American Standard” or “the Company” will refer to the Company, or to the Company and American Standard Inc. and ASII including their subsidiaries, as the context requires.

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Sales	$2,166.3	$1,943.3

Cost and expenses and other expense:
Cost of sales	1,554.2	1,393.6
Selling and administrative expenses	418.1	384.9
Other (income) expense	12.1	4.1
Interest expense	28.2	30.0

	2,012.6	1,812.6

Income from continuing operations before income taxes	153.7	130.7
Income taxes	52.3	38.7

Income from continuing operations applicable to common shares	101.4	92.0
Income (loss) from discontinued operations, net of income taxes	71.9	(7.9)

Net Income	$173.3	$84.1

Net income per share
Basic:
Income from continuing operations	$0.50	$0.45
Income (loss) from discontinued operations	0.36	(0.04)

Net Income	$0.86	$0.41

Diluted
Income from continuing operations	$0.49	$0.44
Income (loss) from discontinued operations	0.35	(0.04)

Net Income	$0.84	$0.40

Cash dividends per share of common stock	$0.18	$0.18

Average common shares outstanding
Basic	200,604,723	205,076,923
Diluted	206,242,098	209,557,274

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$416.8	$267.8
Accounts receivable, less allowance for doubtful accounts: Mar. 2007 - $45.0; Dec. 2006 - $44.8	1,224.4	1,116.8
Inventories:
Finished products	578.2	499.9
Products in process	189.3	181.7
Raw materials	177.0	148.3
Future income tax benefits	92.8	84.7
Retained interest in securitization program	227.3	180.2
Other current assets	135.9	174.9
Assets of discontinued operations	2,127.5	2,151.4

Total current assets	5,169.2	4,805.7
Facilities, less accumulated depreciation:
Mar. 2007 - $580.0; Dec. 2006 - $542.0	1,063.6	1,058.4
Goodwill	653.5	649.0
Capitalized software costs, less accumulated amortization: Mar. 2007 - $303.0; Dec. 2006 - $290.9	125.4	127.9
Long-term asbestos receivable	336.2	336.6
Long-term future income tax benefits	261.7	236.6
Investment in associated companies	104.8	101.8
Other assets	97.1	97.1

Total assets	$7,811.5	$7,413.1

Current liabilities:
Loans payable to banks	$66.8	$91.6
Current maturities of long-term debt	25.7	23.1
Accounts payable	808.4	697.0
Accrued payrolls	301.4	318.8
Current portion of warranties	174.5	172.4
Taxes on income	144.5	114.3
Other accrued liabilities	669.4	614.6
Liabilities of discontinued operations	878.9	861.0

Total current liabilities	3,069.6	2,892.8
Long-term debt	1,560.1	1,600.7
Post-retirement benefits	698.2	691.7
Long-term portion of asbestos liability	647.1	652.8
Warranties	288.4	280.7
Deferred tax liabilities	64.5	86.5
Other liabilities	378.7	284.4

Total liabilities	6,706.6	6,489.6
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,775,410 in 2007; 251,773,228 in 2006; and shares outstanding: 201,385,462 in 2007; 199,891,689 in 2006	2.5	2.5
Capital surplus	916.3	897.0
Treasury stock, at cost: 50,389,948 shares in 2007; 51,881,539 shares in 2006	(1,479.9)	(1,523.3)
Retained Earnings	2,090.4	1,972.4
Accumulated other comprehensive income:
Foreign currency translation effects	(134.7)	(138.9)
Deferred gain on hedge contracts, net of tax	3.3	3.3
Unrealized losses on benefit plans, net of tax	(293.0)	(289.5)

Total shareholders’ equity	1,104.9	923.5

Total liabilities and shareholders’ equity	$7,811.5	$7,413.1

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2007	2006
Cash provided/(used) by:
Operating activities:
Net income	$173.3	$84.1
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation	42.5	46.7
Amortization of capitalized software and other intangibles	15.5	21.3
Equity in earnings of unconsolidated joint ventures, net of dividends received	(3.2)	(3.3)
Non-cash stock compensation	28.0	26.6
Gain on sale of a non-strategic business and other asset sale gains	(80.5)	—
Changes in assets and liabilities:
Accounts receivable	(147.8)	(107.6)
Inventories	(105.8)	(100.8)
Accounts payable	124.3	98.9
Other accrued liabilities and taxes	48.0	(23.4)
Post-retirement benefits	10.3	(40.8)
Asbestos receivable/liability, net	(5.3)	(1.4)
Other current and long-term assets	(41.9)	(12.6)
Other long-term liabilities	49.5	0.7

Net cash provided/(used) by operating activities	106.9	(11.6)

Investing activities:
Purchases of property, plant and equipment	(43.1)	(42.0)
Investments in capitalized software	(9.7)	(7.4)
Proceeds from repayment/loan to unconsolidated joint venture, net	—	1.5
Proceeds from sale of a non-strategic business	165.0	—

Net cash provided/(used) by investing activities	112.2	(47.9)

Financing activities:
Proceeds from issuance of long-term debt	8.0	6.3
Repayments of long-term debt	(1.8)	(1.5)
Net change in revolving credit facilities	(52.1)	18.4
Net change in other short-term debt	(24.9)	60.4
Purchases of treasury stock	—	(172.1)
Dividend payments	(36.2)	(36.8)
Proceeds from exercise of stock options	22.9	8.8
Proceeds from settlement of foreign exchange forward contracts	—	1.4
Proceeds from issuance of shares to ESPP and excess tax benefit recognized upon exercise of stock options	10.2	3.5

Net cash used by financing activities	(73.9)	(111.6)

Effect of exchange rate changes on cash and cash equivalents	2.5	4.0

Net increase/(decrease) in cash and cash equivalents	147.7	(167.1)
Cash and cash equivalents at beginning of period	293.8	390.7

Cash and cash equivalents at end of period	$441.5	$223.6

Cash interest paid	$31.8	$27.8
Cash taxes paid	$23.4	$36.7

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. Certain reclassifications of amounts reported in prior years have been made to conform to the 2007 classifications. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2006, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three months of 2007.

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors of the Company believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Company plans to spinoff its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. (“WABCO”). The Company plans to implement the spinoff through a tax-free stock dividend of all of WABCO’s common stock to Company shareowners, who would receive one share of WABCO common stock for every three shares of Company common stock currently owned. On February 26, 2007, the Company filed the initial registration statement relating to the spinoff of WABCO with the Securities Exchange Commission and filed Amendment No. 1 to the registration statement on April 9, 2007. Also, in the first quarter of 2007, the corporate leadership group for WABCO was established. In addition, the Company plans to sell its Bath and Kitchen business. The Company still expects to complete both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen by early Fall of 2007. Upon completion of both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand. Approval by Company shareowners is not required as a condition to the completion of either the spinoff or sale.

When implemented, the separation plan will not trigger “change-in-control” accelerated benefits for any officers or employees of the Company.

Completion of the planned separation is subject to final approval by the Company’s Board of Directors. The Vehicle Control Systems spinoff is also subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service and a tax opinion of the Company’s legal counsel as well as the effectiveness of the registration statement filed with the Securities and Exchange Commission.

The sale process for the Company’s Bath and Kitchen business began in February 2007. Proceeds from the sale are expected to be used to reduce the liabilities of the Company and to repurchase the Company’s common stock. Upon completion of the transactions, Trane and WABCO are expected to have investment grade balance sheets and debt ratios. Until the spinoff is completed, the Company expects to continue to pay its quarterly dividend of 18 cents per share. Following the spinoff, the Company expects that Trane and WABCO will initially pay dividends that in total approximate the dividend currently paid by American Standard. However, following the spinoff of WABCO, the Board of Directors of WABCO will determine its dividend policy.

Pending Spinoff – Vehicle Control Systems Business

The basis of presentation is on a discontinued operations basis that will be followed once the spinoff is complete. Revenue, income from operations and income taxes and balance sheet information for the Vehicle Control Systems business is set forth below, given the pending spinoff of the business.

	Three months ended March 31,
	2007	2006
Revenue	$558.8	$479.9

Income before income taxes	$67.8	$68.3
Income taxes	20.5	18.7

Income	$47.3	$49.6

	March 31, 2007	December 31, 2006
Cash	$31.6	$34.8
Accounts receivable, net	223.3	186.5
Inventories	156.8	138.0
Other current assets	67.6	49.9
Property, plant and equipment, net	314.0	315.3
Goodwill	348.1	343.8
Other non-current assets	189.7	192.9

Total assets	$1,331.1	$1,261.2

Loans payable to banks	$12.5	$17.9
Current maturities of long-term debt	0.1	—
Accounts payable	176.0	147.3
Accrued and other current liabilities	264.1	242.5
Long-term debt	65.9	57.3
Post-retirement benefits	368.2	366.4
Other liabilities	109.1	75.0

Total liabilities	$995.9	$906.4

Note 2. Discontinued Operations

As discussed above, the Company’s Board of Directors has approved a plan to sell the Bath and Kitchen business. Based on this approval, the Company began to actively market the business for sale in February and does not anticipate any significant changes to the approved sale plan that it expects to complete by early fall 2007. Based on these facts, the Bath and Kitchen business has been reported as discontinued operations for all periods presented.

Revenue, income (loss) from operations and income taxes for discontinued operations are as follows for Bath and Kitchen.

Bath and Kitchen ($ in millions):

	Three months ended March 31,
	2007	2006
Revenue	$657.9	$608.7

Income (loss) from operations	$15.6	$(9.8)
Gain on sale of non-strategic business	80.8	—
Income taxes	24.5	(1.9)

Income (loss)	$71.9	$(7.9)

On March 30, 2007, the Company sold its Armitage Venesta business included within the Bath and Kitchen segment. Venesta is a leading supplier of commercial washroom solutions in both the United Kingdom and Ireland. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes. The gain has been included as a component of income from discontinued operations as noted in the above table.

Bath and Kitchen incurred $7.7 million of operational consolidation expenses during the first quarter of 2007. Included in the $7.7 million was $8.5 million related to 2007 plans, which was offset by prior period reversals of $0.8 million. Bath and Kitchen expended $5.3 million of cash on operational consolidation activities in the first quarter of 2007. The 2007 charges relate to its consolidation of operations and streamlining of commercial functions in Europe. Bath and Kitchen will close its Wolverhampton, UK, location and transfer its fittings assembly and logistics to more cost effective locations; streamline and simplify its commercial organization in several European countries; and discontinue the production of cast iron bathtubs at its Revin, France location. Bath and Kitchen incurred $6.0 million of operational consolidation expenses during the three months ended March 31, 2006. Bath and Kitchen expects to incur between $18-20 million during 2007 to complete the outstanding programs as of March 31, 2007.

Balance sheet information for the Bath and Kitchen business, which is reported as assets of discontinued operations and liabilities of discontinued operations in the accompanying Consolidated Balance Sheet, is shown below.

Bath and Kitchen ($ in millions):

	March 31, 2007	December 31, 2006
Cash	$24.7	$26.0
Accounts receivable, net	253.7	217.2
Inventories	458.1	462.0
Other current assets	76.5	77.2
Property, plant and equipment, net	663.5	667.4
Goodwill	529.2	582.7
Other non-current assets	121.8	118.9

Total assets	$2,127.5	$2,151.4

Accounts payable	$240.4	$223.4
Accrued and other current liabilities	311.3	323.5
Post-retirement benefits	183.4	171.2
Other liabilities	143.8	142.9

Total liabilities	$878.9	$861.0

Note 3. Comprehensive Income

Total comprehensive income consisted of the following ($ in millions):

	Three months ended March 31,
	2007	2006
Net income	$173.3	$84.1
Foreign currency translation effects	4.2	17.7
Deferred gain on hedge contracts, net of tax	—	10.8
Minimum pension liability adjustment, net of tax	—	(0.8)
Unrealized losses on benefit plans, net of tax	(3.5)	—

Total comprehensive income	$174.0	$111.8

Note 4. Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended March 31, 2007 and 2006 included 5,637,375 and 4,480,351 weighted average incremental shares, respectively, for the assumed exercise of stock options. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in the money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended March 31, 2007 and 2006 excluded 1,176,464 and 2,521,310 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock for the three months ended March 31, 2007 and 2006, respectively.

Note 5. Capital Stock

On March 20, 2007, a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2007, totaling $36.2 million. On March 20, 2006, a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2006 totaling $36.8 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first quarter of 2007.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2006	251,773,228	(51,881,539)	199,891,689
Shares issued upon exercise of stock options	2,182	1,027,478	1,029,660
Shares issued to ESOP	–	389,782	389,782
Shares issued to ESPP	–	49,710	49,710
Other shares issued or (reacquired), net	–	24,621	24,621

Balance, March 31, 2007	251,775,410	(50,389,948)	201,385,462

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. The primary objective of the Company’s share repurchase program is to provide a return to investors and to a lesser extent to satisfy stock option exercises. At March 31, 2007, the Company had an unexpended balance of $512.5 million available to repurchase shares under an authorization by the Board of Directors.

Note 6. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123r”), Share Based Payments using the modified prospective approach. Total share-based compensation cost recognized during the first quarter of 2007 and 2006 of $5.6 million and $7.1 million, respectively, has been included in the Consolidated Statements of Income. This amount excludes $1.2 million and $1.1 million for the first quarter of 2007 and 2006, respectively, of stock-based compensation cost relating to the Bath and Kitchen business.

The Company issues its annual share-based compensation grants during the first quarter of each year. The total number and type of awards granted in connection with the annual grant and the related weighted-average grant-date fair values, were as follows:

	2007			2006
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	1,842,230	$52.66	$14.45	2,258,200	$36.87	$9.70
Restricted Stock Units Granted	261,879		$52.66	52,473		$36.87

Total Awards	2,104,109			2,310,673

The options granted in 2007 are exercisable in equal annual installments over a period of three years. 72,264 of the restricted stock units granted in 2007 will vest three years from the date of issuance. The remaining 189,615 of the restricted stock units granted in 2007 will vest two years from the date of issuance.

The following table summarizes the significant assumptions used during the three-month periods ended March 31, 2007, and March 31, 2006.

Assumption	Three months ended March 31, 2007	Three months ended March 31, 2006
Weighted average grant date fair value	$14.45	$9.70
Risk-free interest rate	4.68%	4.51%
Expected volatility	26.0%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	1.38%	1.62%

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

Note 7. Warranties, Guarantees, Commitments and Contingencies

Warranties

Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which they are sold. Limited warranties cover the equipment, parts and, in limited circumstances, labor necessary to satisfy the warranty obligation for a period ranging from one to ten years generally. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $9.1 million for both of the three months ended March 31, 2007 and 2006. Total warranty expense was $42.7 million and $38.2 million for the three months ended March 31, 2007 and 2006, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2007 and 2006 ($ in millions).

	Three Months Ended March 31,
	2007	2006
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$453.0	$411.6
Warranty costs accrued	36.0	30.9
Deferred income on extended warranty contracts sold	21.1	16.6
Warranty claims settled	(32.1)	(27.3)
Amortization of deferred income on extended warranty contracts	(13.9)	(12.0)
Decreases in warranty estimates made in prior periods	(2.4)	(1.8)
Foreign exchange translation effects	1.2	1.2

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	462.9	419.2
Current portion included in current liabilities	(174.5)	(161.6)

Long-term warranty liability	$288.4	$257.6

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $79.7 million as of March 31, 2007, extending from 2007 to 2025, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2007 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company and ASII fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. The Company also guarantees other debt obligations issued by other subsidiaries, including $40.0 million of Euro-denominated Senior Bonds (at March 31, 2007 exchange rates). The Company, American Standard Inc., and ASII guarantee obligations under the primary bank credit agreement.

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

Income Tax Provision

The income tax provision from continuing operations for the first quarter of 2007 was $52.3 million, or 34.0% of pre-tax income, compared with a provision of $38.7 million, or 29.6% of pre-tax income in the first quarter of 2006. The effective income tax rate for the first quarter of 2006 included a $2.7 million benefit related to the reduction of tax contingencies.

Litigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company’s indirect subsidiary, American Standard Europe BVBA, a written request for information. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by certain bathroom fixture and fittings companies, including the Company and some of its European subsidiaries. The Company and its subsidiaries are reviewing the Statement of Objections and will respond appropriately to the European Commission. The Company continues to be unable to reasonably estimate the loss or range of loss that will result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company, but could be material to the Company’s operating results for the quarter and the year in which the liability would be recognized.

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

Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. On November 30, 2006, the California cases were dismissed without prejudice pursuant to a stipulation between the parties. The federal cases were subsequently consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deleted reference to fittings and identified a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On January 24, 2007, the trial judge granted the defendants’ motion for entry of judgment in favor of defendants, dismissing the consolidated amended complaint with prejudice, and on February 20, 2007, the plaintiffs filed a Notice of Appeal of the trial judge’s order. While the Company cannot predict the outcome of this appeal with certainty, the Company believes that the plaintiffs’ underlying claims in this lawsuit were entirely without merit and that the resolution of the appeal will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

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

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to March 31, 2007, the Company has resolved 58,315 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $90.1 million, for an average payment per resolved claim of $1,545. The average payment per claim resolved during the three months ended March 31, 2007 and the year ended December 31, 2006 was $11,148 and $1,509, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Three months ended March 31, 2007	Year ended 2006	Cumulative Total
Open Claims – January 1,	109,764	118,729	N/A
New claims filed	849	4,446	171,615
Claims settled	(184)	(847)	(10,177)
Claims dismissed	(296)	(12,564)	(48,138)
Inactive claims	—	—	(3,167)

Open Claims – March 31,	110,133

Open Claims – December 31,		109,764	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

At March 31, 2007 and December 31, 2006 the total asbestos liability was estimated at $660.1 million and $665.8 million, respectively. The asbestos indemnity liability decreased by $5.7 million during the first three months of 2007 due to claims payments made during the first quarter.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various of its primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add to the NJ Litigation 16 additional insurers and 117 new insurance policies. The court also required the parties to submit all contested matters to mediation. The Company and the defendants in the NJ Litigation have engaged in their first mediation session on January 18, 2006 and have engaged in active discussions since that time. During the mediation, the parties agreed to an extension of discovery through November 12, 2007.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94% of the recorded receivable. The remaining 6% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected.

The Company estimates and records an asbestos receivable for amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. Please see Note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion of the methodology used by the Company to calculate the receivable and the factors considered by the Company when concluding that its insurance receivable including amounts in litigation is probable of recovery.

In February 2005, the Company settled with Equitas for $84.5 million to buy-out the participants of certain underwriters in pre-1993 Lloyd’s, London policies included in the Company’s insurance coverage. As of December 31, 2006, $64.9 million remained in a trust, excluding interest, which expired January 3, 2007. Pursuant to the settlement, since there was no U.S. Federal legislation by January 3, 2007 that took asbestos claims out of the courts, the balance of the funds was disbursed to the Company on January 4, 2007. Of the $64.9 million, approximately $44.2 million relates to historical asbestos claim settlements and current legal expenses incurred and the balance represents amounts relating to future legal costs to be incurred.

At March 31, 2007 and December 31, 2006 the asbestos receivable was $342.2 million and $385.8 million, respectively. The asbestos receivable decreased by $43.6 million during the first three months of 2007. The decrease is primarily driven by cash collected from the Equitas trust as described above, partially offset by the recoverable portion of incurred legal expenses.

Note 8. Effect of Recently Issued Accounting Standards

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The total amount of unrecognized tax benefits as of the date of adoption was $213.5 million. As a result of the implementation of FIN 48, the Company recognized a $19.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings and an increase to the non current tax liability.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $191.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $22.2 million of tax benefits that, if recognized, would result in a decrease to goodwill. With regard to the unrecognized tax benefits at March 31, 2007, the Company believes that it is reasonably possible that $31.7 million of such unrecognized tax benefits could be recognized in the next 12 months. The benefits relate to anticipated audit settlements, focused primarily on transfer pricing matters and the expiration of statutes of limitations.

The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had $31.4 million of interest and penalties accrued at January 1, 2007.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2000.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Note 9. Operational Consolidation Expenses

During 2007 and 2006, the Company incurred charges related to operational consolidation activities consisting principally of severance and related expenses as more fully described below. The Company expects to complete and fully accrue for these plans by the end of 2007, however, payments related to some of these plans will continue until 2010.

During the first quarter of 2007, the Company recorded $1.2 million of operational consolidation expenses which were included in selling and administrative expenses. Included in the $1.2 million of operational consolidation expenses was $0.7 million related to 2007 programs and $0.5 million related to 2006 programs. This compares to $2.1 million of operational consolidation expenses incurred during the first quarter of 2006.

The following is a summary of the operational consolidation programs outstanding as of March 31, 2007.

	Termination Payments and Other Employee Costs	Other	Total
2007 Operational Consolidation Programs
Charges during the first three months of 2007	$0.7	$—	$0.7
Payments during the first three months of 2007	(0.2)	—	(0.2)

Balance as of March 31, 2007	$0.5	$—	$0.5

	Termination Payments and Other Employee Costs	Other	Total
2006 Operational Consolidation Programs
Balance as of December 31, 2006	$7.6	$—	$7.6
Charges during the first three months of 2007	0.1	0.4	0.5
Payments during the first three months of 2007	(0.7)	(0.4)	(1.1)

Balance as of March 31, 2007	$7.0	$—	$7.0

	Termination Payments and Other Employee Costs	Other	Total
2005 Operational Consolidation Programs
Balance as of December 31, 2006	$2.7	$0.4	$3.1
Payments during the first three months of 2007	(0.1)	(0.3)	(0.4)

Balance as of March 31, 2007	$2.6	$0.1	$2.7

Total Balance as of March 31, 2007	$10.1	$0.1	$10.2

Air Conditioning Systems and Services incurred $0.2 million of operational consolidation expenses during the first quarter of 2007 related to 2006 plans and expended $0.5 million of cash on operational consolidation activities in the first quarter of 2007. The charge recorded in the first quarter of 2007 was for employee related costs and other costs associated with the consolidation of manufacturing and administrative functions. Air Conditioning Systems and Services recognized $0.5 million of operational consolidation expenses during the first quarter of 2006. Air Conditioning Systems and Services expects to incur an additional $1.8 million during 2007 to complete the 2006 and prior period plans outstanding as of March 31, 2007.

The Vehicle Control Systems business incurred $0.9 million of operational consolidation expenses during the first quarter of 2007 of which $0.7 million is primarily associated with severance relating to 2007 plans and $0.2 million pertains to prior period plans. The majority of the 2007 plan is associated with administrative functions. Vehicle Control Systems incurred $1.5 million of operational consolidation expenses during the first quarter of 2006. Vehicle Control Systems expects to incur $8.1 million during the remainder of 2007 to complete the plans outstanding as of March 31, 2007, however, payments will continue until 2010. Vehicle Control Systems expended $1.1 million of cash on operational consolidation activities in the first quarter of 2007.

The Company expects that essentially all of the $10.2 million balance as of March 31, 2007 will be utilized by the end of 2007.

During 2006, the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2006. The total cost of the 2006 actions was $10.3 million and included the elimination of 78 jobs.

Note 10. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2007 (dollars in millions):

	Three Months Ended March 31,
	2007	2007	2006	2006
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$8.1	$3.1	$9.1	$2.2
Interest cost on the projected benefit obligation	15.9	5.0	13.8	4.4
Less assumed return on plan assets	(16.3)	—	(15.3)	—
Amortization of prior service cost	1.9	(1.2)	1.6	(1.2)
Amortization of net (gain) loss	1.4	1.9	1.9	1.6

Net defined benefit cost after curtailment gain	$11.0	$8.8	$11.1	$7.0

Accretion expense (income) reflected in “Other expense (income)”	$(0.4)	$5.0	$(1.5)	$4.4

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $33.5 million to the domestic pension plans and $9.0 million to non-U.S. plans in 2007. In the first quarter of 2007, $1.5 million was contributed to foreign plans and $0.1 million was contributed to domestic plans.

Note 11. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. (“ASII”) fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three months ended March 31, 2007 and 2006, unaudited statements of cash flows for the three months ended March 31, 2007 and 2006, and unaudited balance sheets as of March 31, 2007 and December 31, 2006 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$1,192.8	$975.0	$4.6	$(6.1)	$2,166.3
Costs and expenses and other expense:

Cost of sales		835.2	719.4	4.5	(4.9)	1,554.2
Selling and administrative expenses		251.7	167.6	—	(1.2)	418.1
Other expense		21.2	(7.0)	(2.1)	—	12.1
Interest expense		25.4	2.8	—	—	28.2
Intercompany interest expense (income)		15.0	(15.0)	—	—	—

Total expenses		1,148.5	867.8	2.4	(6.1)	2,012.6

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		44.3	107.2	2.2	—	153.7
Income taxes		26.4	25.9	—	—	52.3

Equity in net income of consolidated subsidiaries	173.3				(173.3)	—
Income from continuing operations		17.9	81.3	2.2		101.4

Income (loss) from discontinued operations, net of income taxes		(26.1)	98.0	—	—	71.9

Net income	$173.3	$(8.2)	$179.3	$2.2	$(173.3)	$173.3

Note 11. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$0.7	$410.8	$4.9	$—	$416.8
Accounts receivable, net	—	623.1	578.8	22.5	—	1,224.4
Inventories	—	580.0	364.5	—	—	944.5
Other current assets	—	281.8	159.6	14.6	—	456.0
Assets of discontinued operations	—	209.4	1,918.1	—	—	2,127.5

Total current assets	0.4	1,695.0	3,431.8	42.0	—	5,169.2
Facilities, net	—	657.7	405.9	—	—	1,063.6
Goodwill, net	—	181.8	471.7	—	—	653.5
Investment in subsidiaries	3,168.6	—	—	—	(3,168.6)	—
Long-term asbestos receivable	—	336.2	—	—	—	336.2
Other assets	—	500.5	82.1	6.4	—	589.0

Total assets	$3,169.0	$3,371.2	$4,391.5	$48.4	$(3,168.6)	$7,811.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$45.0	$21.8	$—	$—	$66.8
Current maturities of long-term debt	—	24.6	1.1	—	—	25.7
Other current liabilities	—	748.5	1,334.3	15.4	—	2,098.2
Liabilities of discontinued operations	—	80.4	798.5	—	—	878.9

Total current liabilities	—	898.5	2,155.7	15.4	—	3,069.6
Long-term debt	—	1,432.5	127.6	—	—	1,560.1
Reserve for post-retirement benefits	—	345.8	352.4	—	—	698.2
Intercompany accounts, net	2,064.1	(16.1)	(1,691.7)	(200.3)	(156.0)	—
Intercompany accounts, net – discontinued operations	—	9.3	(165.3)	—	156.0	—
Long-term portion of asbestos liability	—	647.1	—	—	—	647.1
Other long-term liabilities	—	504.8	25.8	201.0	—	731.6

Total liabilities	2,064.1	3,821.9	804.5	16.1	—	6,706.6
Total shareholders’ equity (deficit)	1,104.9	(450.7)	3,587.0	32.3	(3,168.6)	1,104.9

Total liabilities and shareholders’ equity (deficit)	$3,169.0	$3,371.2	$4,391.5	$48.4	$(3,168.6)	$7,811.5

Note 11. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:

Net income	$173.3	$(8.2)	$179.3	$2.2	$(173.3)	$173.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	24.0	34.0	—	—	58.0
Equity in earnings of affiliates, net of dividends received	—	6.8	(10.0)	—	—	(3.2)
Non-cash stock compensation	—	28.0	—	—	—	28.0
Gain/(Loss) on sale of non-strategic business and other asset sale gains	—	0.3	(80.8)	—	—	(80.5)
Equity in net income of subsidiary	(173.3)	—	—	—	173.3	—
Changes in assets and liabilities:
Accounts receivable	—	(41.3)	(107.4)	0.9	—	(147.8)
Inventories	—	(62.3)	(43.5)	—	—	(105.8)
Accounts payable	—	85.5	38.9	(0.1)	—	124.3
Other accrued liabilities	—	8.1	44.1	(4.2)	—	48.0
Post-retirement benefits	—	9.3	1.0	—	—	10.3
Asbestos receivable/liability, net	—	(5.3)	—	—	—	(5.3)
Other long-term liabilities	—	7.2	41.7	0.6	—	49.5
Other assets	—	(18.2)	(29.2)	5.5	—	(41.9)

Net cash (used)/provided by operating activities	—	33.9	68.1	4.9	—	106.9

Investing activities:
Purchase of property, plant and equipment	—	(25.7)	(17.4)	—	—	(43.1)
Investments in computer software	—	(6.5)	(3.2)	—	—	(9.7)
Proceeds from sale of non-strategic business	—	—	165.0	—	—	165.0

Net cash used by investing activities	—	(32.2)	144.4	—	—	112.2

Financing activities:
Proceeds from issuance of long-term debt	—	6.9	1.1	—	—	8.0
Repayments of long-term debt	—	(0.4)	(1.4)	—	—	(1.8)
Net change in revolving credit facility	—	12.5	(64.6)	—	—	(52.1)
Net change in other short-term debt	—	(19.0)	(5.9)	—	—	(24.9)
Dividend payments	(36.2)	—	—	—	—	(36.2)
Net change in intercompany accounts	3.3	26.2	(26.5)	(3.0)	—	—
Proceeds from exercise of stock options	22.9	—	—	—	—	22.9
Other common stock issued or reacquired, net	9.8	0.4	—	—	—	10.2

Net cash used by financing activities	(0.2)	26.6	(97.3)	(3.0)	—	(73.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	2.5	—	—	2.5
Net increase (decrease) in cash and cash equivalents	(0.2)	28.3	117.7	1.9	—	147.7
Cash and cash equivalents at beginning of year	0.5	8.9	281.4	3.0	—	293.8

Cash and cash equivalents at end of year	$0.3	$37.2	$399.1	$4.9	$—	$441.5

Note 11. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$1,110.3	$836.4	$3.9	$(7.3)	$1,943.3
Costs and expenses and other expense:
Cost of sales		782.8	614.3	3.8	(7.3)	1,393.6
Selling and administrative expenses		247.7	138.1	0.1	(1.0)	384.9
Other (income) expense		(7.7)	13.2	(2.4)	1.0	4.1
Interest expense		25.9	4.1	—	—	30.0
Intercompany interest expense (income)		12.1	(12.1)	—	—	—

Total expenses		1,060.8	757.6	1.5	(7.3)	1,812.6

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		49.5	78.8	2.4	—	130.7
Income taxes		16.8	21.9	—	—	38.7

Equity in net income of consolidated subsidiaries	84.1				(84.1)	—
Income from continuing operations		32.7	56.9	2.4		92.0

Income (loss) from discontinued operations, net of income taxes		(12.2)	4.3	—	—	(7.9)

Net income	$84.1	$20.5	$61.2	$2.4	$(84.1)	$84.1

Note 11. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$84.1	$20.5	$61.2	$2.4	$(84.1)	$84.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	25.1	42.9	—	—	68.0
Equity in earnings of affiliates, net of dividends received	—	6.7	(10.0)	—	—	(3.3)
Non-cash stock compensation	—	26.6	—	—	—	26.6
Other	—	—	—	—	—	—
Equity in net income of subsidiary	(84.1)	—	—	—	84.1	—
Changes in assets and liabilities:
Accounts receivable	—	1.7	(94.6)	(14.7)	—	(107.6)
Inventories	—	(61.6)	(39.2)	—	—	(100.8)
Accounts payable	—	44.8	54.2	(0.1)	—	98.9
Other accrued liabilities	—	(39.2)	18.3	(2.5)	—	(23.4)
Post-retirement benefits	—	(42.5)	1.7	—	—	(40.8)
Asbestos receivable/liability, net	—	(1.4)	—	—	—	(1.4)
Other long-term liabilities	—	9.3	(11.2)	2.6	—	0.7
Other assets	—	(15.3)	0.3	2.4	—	(12.6)

Net cash (used)/provided by operating activities	—	(25.3)	23.6	(9.9)	—	(11.6)

Investing activities:
Purchase of property, plant and equipment	—	(22.3)	(19.7)	—	—	(42.0)
Investments in affiliated companies	—	—	—	—	—	—
Investments in computer software	—	(4.5)	(2.9)	—	—	(7.4)
Loan to unconsolidated joint venture, net	—	1.5	—	—	—	1.5
Proceeds from the disposal of property/equipment	—	—	—	—	—	—

Net cash used by investing activities	—	(25.3)	(22.6)	—	—	(47.9)

Financing activities:
Proceeds from issuance of long-term debt	—	5.7	0.6	—	—	6.3
Repayments of long-term debt	—	(0.9)	(0.6)	—	—	(1.5)
Net change in revolving credit facility	—	75.0	(56.6)	—	—	18.4
Net change in other short-term debt	—	57.0	3.4	—	—	60.4
Purchases of treasury stock	(172.1)	—	—	—	—	(172.1)
Dividend payments	(36.8)	—	—	—	—	(36.8)
Net change in intercompany accounts	197.3	(220.7)	13.4	10.0	—	—
Proceeds from exercise of stock options	8.8	—	—	—	—	8.8
Proceeds from foreign exchange forward contracts	—	1.4	—	—	—	1.4
Other common stock issued or reacquired, net	3.5	—	—	—	—	3.5

Net cash used by financing activities	0.7	(82.5)	(39.8)	10.0	—	(111.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	4.0	—	—	4.0

Net increase (decrease) in cash and cash equivalents	0.7	(133.1)	(34.8)	0.1	—	(167.1)
Cash and cash equivalents at beginning of year	0.1	141.5	246.5	2.6	—	390.7

Cash and cash equivalents at end of year	$0.8	$8.4	$211.7	$2.7	$—	$223.6

Note 11. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2006

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.5	$7.3	$257.0	$3.0	$—	$267.8
Accounts receivable, net	—	581.0	512.4	23.4	—	1,116.8
Inventories	—	516.1	313.8	—	—	829.9
Other current assets	—	293.3	140.6	5.9	—	439.8
Assets of discontinued operations	—	202.7	1,948.7	—	—	2,151.4

Total current assets	0.5	1,600.4	3,172.5	32.3	—	4,805.7
Facilities, net	—	651.6	406.8	—	—	1,058.4
Goodwill, net	—	181.8	467.2	—	—	649.0
Investment in subsidiaries	2,981.9	—	—	—	(2,981.9)	—
Long-term asbestos receivable	—	336.6	—	—	—	336.6
Other assets	—	367.0	187.0	9.4	—	563.4

Total assets	$2,982.4	$3,137.4	$4,233.5	$41.7	$(2,981.9)	$7,413.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$64.0	$27.6	$—	$—	$91.6
Current maturities of long-term debt	—	22.1	1.0	—	—	23.1
Other current liabilities	—	658.4	1,238.4	20.3	—	1,917.1
Liabilities of discontinued operations	—	79.7	781.3	—	—	861.0

Total current liabilities	—	824.2	2,048.3	20.3	—	2,892.8
Long-term debt	—	1,441.0	159.7	—	—	1,600.7
Reserve for post-retirement benefits	—	336.5	355.2	—	—	691.7
Intercompany accounts, net	2,058.9	31.2	(1,570.2)	(200.5)	(319.4)	—
Intercompany accounts, net – discontinued operations	—	16.2	(335.6)	—	319.4	—
Long-term portion of asbestos liability	—	652.8	—	—	—	652.8
Other long-term liabilities	—	314.3	148.0	189.3	—	651.6

Total liabilities	2,058.9	3,616.2	805.4	9.1	—	6,489.6
Total shareholders’ equity (deficit)	923.5	(478.8)	3,428.1	32.6	(2,981.9)	923.5

Total liabilities and shareholders’ equity (deficit)	$2,982.4	$3,137.4	$4,233.5	$41.7	$(2,981.9)	$7,413.1

Note 12. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2007 (dollars in millions):

Segment	December 31, 2006	Acquisitions	Foreign Exchange Translation	March 31, 2007
Air Conditioning Systems and Services	$305.1	$0.1	$0.1	$305.3
Vehicle Control Systems	343.9	—	4.3	348.2

Total	$649.0	$0.1	$4.4	$653.5

Note 13. Segment Data

The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by business segment is presented in the following table ($ in millions):

Summary Segment and Income Statement Data

Dollars in millions

(unaudited)

	Three months ended March 31,
	2007	2006
Sales:
Air Conditioning Systems and Services	$1,607.5	$1,463.4
Vehicle Control Systems	558.8	479.9

Total Sales	$2,166.3	$1,943.3

Segment Income:
Air Conditioning Systems and Services	$157.3	$130.8
Vehicle Control Systems	73.7	67.8

Equity in net income of unconsolidated joint ventures	7.3	10.0

	238.3	208.6

Interest expense	28.2	30.0
Corporate and other expenses	56.4	47.9

Income from continuing operations before income taxes	153.7	130.7

Income Taxes	52.3	38.7

Income from continuing operations applicable to common shares	$101.4	$92.0

Corporate and other expenses are comprised of corporate functional spending, minority interest expense and other corporate expenses. Corporate functional spending includes salaries, fringe benefits, share-based compensation expense and professional fees associated with corporate functions such as human resources, finance, information technology, and legal. Other corporate expenses include costs associated with incentive compensation related to the corporate functions listed above, asbestos litigation costs, losses on sales of receivables associated with our receivable securitization programs (See Note 8 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2006), pension and post-retirement benefit costs related to the corporate functions listed above and accretion expense associated with the Company’s post-retirement benefit plans (See Note 6 of Notes to Financial Statements in our Form 10-K for the year ended December 31, 2006), non-operating foreign exchange gains/losses, separation costs related to the planned separation for tax and accounting fees, legal fees, professional advisory services, employee costs and other costs associated with executing the separation transactions and other miscellaneous corporate related expenses.

For a comparative analysis of this Summary Segment and Income Statement Data, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors of the Company believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Company plans to spinoff its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. (“WABCO”). The Company plans to implement the spinoff through a tax-free stock dividend of all of WABCO’s common stock to Company shareowners, who would receive one share of WABCO common stock for every three shares of Company common stock currently owned. On February 26, 2007, the Company filed the initial registration statement relating to the spinoff of WABCO with the Securities Exchange Commission and filed Amendment No. 1 to the registration statement on April 9, 2007. Also, in the first quarter of 2007, the corporate leadership group for WABCO was established. In addition, the Company plans to sell its Bath and Kitchen business. The Company still expects to complete both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen by early Fall of 2007. Upon completion of both the spinoff of Vehicle Control Systems and the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand. Approval by Company shareowners is not required as a condition to the completion of either the spinoff or sale. When implemented, the separation plan will not trigger “change-in-control” accelerated benefits for any officers or employees of the Company.

Completion of the planned separation is subject to final approval by the Company’s Board of Directors. The Vehicle Control Systems spinoff is also subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service and a tax opinion of the Company’s legal counsel as well as the effectiveness of the registration statement filed with the Securities and Exchange Commission.

The sale process for the Company’s Bath and Kitchen business began in February 2007. Proceeds from the sale are expected to be used to reduce the liabilities of the Company and to repurchase the Company’s common stock. Upon completion of the transactions, Trane and WABCO are expected to have investment grade balance sheets and debt ratios. Until the spinoff is completed, the Company expects to continue to pay its quarterly dividend of 18 cents per share. Following the spinoff, the Company expects that Trane and WABCO will initially pay dividends that in total approximate the dividend currently paid by American Standard. However, following the spinoff of WABCO, the Board of Directors of WABCO will determine its dividend policy.

As discussed above, the Company’s Board of Directors has approved the sale of the Bath and Kitchen business. Based on this approval, the Company began to actively market the business for sale in February and does not anticipate any significant changes to the approved sale plan that it expects to complete by early fall 2007. Based on these facts, the Bath and Kitchen business has been reported as discontinued operations for all periods presented.

Included within the results of discontinued operations for the three months ended March 31, 2007 is the gain recognized from the sale of the Armitage Venesta business. On March 30, 2007, the Company sold this business, which is a leading supplier of commercial washroom solutions in both the United Kingdom and Ireland. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes.

The Company expects to incur total costs in the range of $75 to $85 million related to the planned separation for tax and accounting fees, legal fees, professional advisory services, employee costs and other costs associated with executing the separation transactions. In addition, the Company will incur incremental tax costs with regard to the legal reorganization of the Company prior to and in connection with the WABCO separation. These costs are estimated at approximately $45 to $50 million.

Business

The Company operates in two major business segments: Air Conditioning Systems and Services and Vehicle Control Systems. Air Conditioning Systems and Services is a global manufacturer of commercial and residential heating, ventilation and air conditioning (HVAC) equipment systems and controls. Vehicle Control Systems designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

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

Commodities – Each of the Company’s businesses use commodities such as steel, copper and aluminum in the manufacturing process. The Company seeks to understand the impact of changing costs for these commodities on its performance.

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

Financial Results Overview - Continuing Operations

Total segment income as referred to in the table below represents the summation of segment income of the Company’s two business segments: Air Conditioning Systems and Services and Vehicle Control Systems. The Vehicle Control Systems business will have its results included in discontinued operations once the planned spinoff of this business is complete, which is expected to be completed by early Fall 2007. See Note 1 of Notes to Financial Statements for selected income statement and balance sheet data for the business.

The presentation of total segment income and total segment income as a percentage of sales is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. See Note 13 of Notes to Financial Statements for a reconciliation of segment income to income from continuing operations applicable to common shares. In addition, please see the table directly below for presentation of total segment income as a percentage of sales and income from continuing operations applicable to common shares as a percentage of sales and information on the presentation of segment income excluding effects of foreign exchange translation in results of operations by business segment. Income from continuing operations applicable to common shares is the most directly comparable GAAP measure to total segment income.

Following is an analysis of changes in sales, total segment income and total segment income as a percentage of sales for the Company for the first quarter of 2007 compared with the first quarter of 2006, with and without the effects of foreign exchange translation.

		Three Months Ended March 31, 2007
	Three Months Ended March 31, 2006 Reported			Excluding foreign exchange translation
(Dollars in millions)		2007 Reported	Percentage Change Reported	2007 Adjusted Amount	Percentage Change Adjusted
Sales	$1,943.3	$2,166.3	11.5%	$2,110.1	8.6%

Total segment income	198.6	231.0	16.3%	224.6	13.1%

Total segment income as a percentage of sales	10.2%	10.7%	0.5 pts.	10.6%	0.4 pts.
Income from continuing operations applicable to common shares	$92.0	$101.4
Income from continuing operations applicable to common shares as a percentage of sales	4.7%	4.7%

Sales in the first quarter of 2007 were $2,166.3 million, an increase of 11.5% (8.6% excluding favorable foreign exchange translation effects) from $1,943.3 million in the first quarter of 2006. Sales increased 9.8% for Air Conditioning Systems and Services and increased 16.4% for Vehicle Control Systems.

Total segment income was $231.0 million for the first quarter of 2007, an increase of 16.3% (an increase of 13.1% excluding favorable foreign exchange translation effects) from $198.6 million in the first quarter of 2006. Segment income increased 20.3% for Air Conditioning Systems and Services and increased 8.7% for Vehicle Control Systems.

Income from continuing operations was $101.4 million, up 10.2% from $92.0 million a year ago. Income from continuing operations was $0.49 per diluted share, up 11.4% from $0.44 per diluted share a year ago. The increase in 2007 income from continuing operations as compared to 2006 was primarily attributable to an increase in the performance of the Company’s Air Conditioning Systems and Services segment, which included the benefits of improved pricing and volumes in commercial equipment and services. Income from continuing operations for the three months ended March 31, 2007 also included $6.0 million of separation expenses ($5.6 million net of $0.4 million of tax benefits) primarily related to tax and accounting fees, legal fees, professional advisory fees and other related costs.

In the quarter, the Company experienced improved pricing of approximately $49 million, volume and mix increases of approximately $30 million, productivity improvements which include materials management initiatives of approximately $43 million and favorable foreign exchange translation of approximately $6 million. These benefits were partially offset by continued commodity, energy and logistics cost escalations of approximately $55 million primarily due to increased copper, aluminum and fuel costs, labor cost inflation and other operating expense escalations of approximately $26 million, increased warranty expenses of approximately $8 million and additional investments primarily in new product development and marketing of approximately $8 million. See discussions below for year over year change in segment income for each business segment.

Results of Operations by Business Segment

The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 13 of Notes to Financial Statements. Approximately half of the Company’s business is outside the U.S. and therefore, changes in exchange rates can have a significant effect on segment income when presented in U.S. dollars. Year-over-year changes in sales and segment income and, in certain cases, segment income as a percentage of sales, for 2007 compared with 2006 are presented both with and without the effects of foreign exchange translation. Presenting segment income excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Air Conditioning Systems and Services Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Air Conditioning Systems and Services for the first quarter of 2007 compared with the first quarter of 2006, showing the effect of foreign exchange translation.

		Three Months Ended March 31, 2007
	Three Months Ended March 31, 2006 Reported			Excluding foreign exchange translation
(Dollars in millions)		2007 Reported	Percentage Change Reported	2007 Adjusted Amount	Percentage change Adjusted
Sales	$1,463.4	$1,607.5	9.8%	$1,593.4	8.9%

Segment income	$130.8	$157.3	20.3%	$156.5	19.6%

Segment income as a percentage of sales	8.9%	9.8%	0.9 pts.	9.8%	0.9 pts.

Sales of Air Conditioning Systems and Services increased 9.8% (8.9% excluding favorable foreign exchange translation effects) to $1,607.5 million for the first quarter of 2007 from $1,463.4 million for the first quarter of 2006. Overall, sales benefited from price increases, volume gains in commercial equipment sales and growing commercial parts and services sales, which more than offset the decrease in residential product sales. Sales benefited during the first quarter of 2007 from price increases of approximately $62 million with the remainder of the increase driven by volume and mix. Commercial equipment sales, which represent approximately 48% of total Air Conditioning Systems and Services sales, increased 19.9% on a global basis. Within the commercial equipment segment, global unitary sales were up 15.6%, and global applied sales were up 24.3%. Sales increased 7.6% in the parts, services and solutions part of our business.

The commercial equipment market in the U.S. was up an estimated 14% year-over-year, consisting of 3-4% growth in price and 10-11% growth in volume. Within the U.S. commercial equipment market, the Company experienced growth in all of its vertical sales markets. Markets in Europe and the Middle East as well as Asia increased in the mid single digits. Globally, orders were up 19% (excluding favorable foreign exchange translation effects) in the first quarter of 2007 as compared to 2006. In the Americas, total orders were up 28%, with increases in both the unitary and applied markets. Internationally, orders were flat (excluding favorable foreign exchange translation effects) in the first quarter of 2007, as the level of orders in the quarter did not include operations in Australia, which were sold in fourth quarter of 2006. Backlog at the end of the quarter was $975 million, up 25% from the first quarter of last year (excluding foreign exchange translation effects).

Sales of the Company’s residential products decreased 3.8% year-over-year. This decrease was driven by a decrease in volume, which offset mix gains and improved price. The decrease in volume was impacted by the overall decrease in the residential market. The

Company estimates that compressor bearing manufacturer’s shipments were down approximately 35% as compared to 2006, although the Company’s shipment volume decline was less than the overall manufacturer shipment decline. Market volumes in the first quarter of 2006 reflected final buys of 10-12 Seasonal Energy Efficiency Ratio (SEER) product in advance of the mandated transition to 13 SEER models. The government mandated transition to higher efficiency technology, through its minimum 13 SEER requirements, became effective January 23, 2006. Sales volumes in 2007 were also adversely impacted by a decrease in furnace sales, which were impacted by the overall decrease in market volumes. The Company estimates that the residential furnace manufacturer’s shipments were down 22% as compared to 2006.

Segment income of Air Conditioning Systems and Services increased 20.3% (19.6% excluding foreign exchange translation effects) to $157.3 million in the first quarter of 2007 from $130.8 million in the first quarter of 2006. Segment income benefited from price increases of approximately $62 million, volume and mix increases of approximately $16 million and productivity improvements of approximately $31 million. These improvements were partially offset by commodity cost increases associated with copper and aluminum of approximately $50 million, labor cost escalations and other operating cost increases of approximately $18 million, incremental investments primarily in new product development and marketing of approximately $8 million and increased warranty expenses of approximately $8 million.

Vehicle Control Systems Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Vehicle Control Systems for the first quarter of 2007 compared with the first quarter of 2006, showing the effect of foreign exchange translation.

		Three Months Ended March 31, 2007
	Three Months Ended March 31, 2006 Reported				Excluding foreign exchange translation
(Dollars in millions)		2007 Reported	Percentage Change Reported		2007 Adjusted Amount	Percentage Change Adjusted
Sales	$479.9	$558.8	16.4%		$516.7	7.7%

Segment income	$67.8	$73.7	8.7%		$68.1	0.4%

Segment income as a percentage of sales	14.1%	13.2%	(0.9	) pts.	13.2%	(0.9	) pts.

Sales of Vehicle Control Systems for the first quarter of 2007 were $558.8 million, an increase of 16.4% (7.7% excluding foreign exchange translation) from $479.9 million in the first quarter of 2006, due to increased content per vehicle, including new applications, and continued growth in the aftermarket. This increase was partially offset by approximately $13 million of price decreases. Sales in Europe, the Company’s largest market, increased 21.0% (increased 10.6% excluding the favorable effects of foreign exchange) which exceeded the growth in the European truck build market. The Company estimates that the European truck build market increased 8% as compared to 2006. Total aftermarket sales for the first quarter increased 16.8% (7.5% excluding the unfavorable effects of foreign exchange). Sales decreased 15.6% in North America (decreased 20.3% excluding the effects of foreign exchange translation), which was less than the decreases in the North American truck build market. The decrease in the North

American market was influenced by sales volume in 2006 ahead of regulations mandating better emissions standards that became effective in 2007. In Asia and Latin America, our sales increased 19.7% and 7.8% (excluding foreign exchange translation effects), respectively. Sales performance in Asia was better than the markets in that region, which were down a net 16%. Backlog at the end of the quarter was $989 million, up 24.7% (up 15.0% excluding favorable foreign exchange translation effects) from the first quarter of 2006.

Segment income for Vehicle Control Systems for the first quarter of 2007 increased 8.7% (increased 0.4% excluding favorable foreign exchange translation effects) to $73.7 million from $67.8 million in the first quarter of 2006. Segment income benefited from volume and mix increases of approximately $14 million, productivity improvements of approximately $12 million, and favorable foreign exchange translation of approximately $6 million. These improvements were offset by price decreases of approximately $13 million, commodity cost increases of approximately $5 million, labor cost escalations of approximately $4 million and approximately $4 million of unfavorable transactional foreign exchange effects. The first quarter of 2007 included operational consolidation expenses of $0.9 million, which were primarily associated with severance relating to 2007 plans. Operational consolidation expenses were $1.5 million during the first quarter of 2006.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures decreased to $7.3 million in the first quarter of 2007 from $10.0 million in the first quarter of 2006. The decrease primarily resulted from the performance of our Meritor WABCO joint venture in the U.S., which was impacted by lower sales and volumes due to the market declines during 2007 in North America.

Interest expense decreased $1.8 million to $28.2 million in the first quarter of 2007 compared with $30.0 million in the first quarter of 2006 primarily resulting from lower average debt balances.

Corporate and other expenses in the first quarter of 2007 increased $8.5 million to $56.4 million from $47.9 million in the first quarter of 2006. The increase in 2007 is substantially explained by $6.1 million of separation expenses incurred during 2007 primarily related to tax and accounting fees, legal fees, professional advisory fees and other related costs. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 13 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision from continuing operations for the first quarter of 2007 was $52.3 million, or 34.0% of pre-tax income, compared with a provision of $38.7 million, or 29.6% of pre-tax income in the first quarter of 2006. The effective income tax rate for the first quarter of 2006 included a $2.7 million benefit related to the reduction of tax contingencies.

Financial Results Overview - Discontinued Operations

As previously discussed, the Bath and Kitchen business has been reported as discontinued operations. See Note 2 of Notes to Financial Statements for summary financial information of the business.

Bath and Kitchen sales increased 8.1% (2.7% excluding favorable foreign exchange translation effects) to $657.9 million for the first quarter of 2007 from $608.7 million for the first quarter of 2006. Sales benefited during the first quarter of 2007 from price increases of approximately $14 million with the remainder of the increase driven by volume and mix. Pre-tax income was $96.4 million for the three months ended March 31, 2007 as compared to a loss of $9.8 million in 2006. Pre-tax income benefited from price increases of approximately $14 million, volume and mix increases of approximately $1 million, benefits from prior operational consolidation programs of approximately $10 million, productivity improvements of approximately $7 million and other operating expense reductions of approximately $6 million. These improvements were partially offset by commodity cost increases associated with copper and zinc of approximately $13 million, approximately $11 million of costs associated with inventory reductions and labor cost escalations of approximately $3 million. In addition, pre-tax income in 2007 included a gain of $80.8 million recorded on the sale of the Armitage Venesta business and a benefit of $14.4 million associated with ceasing to depreciate and amortize long-lived assets as such assets were considered held for sale as of February 1, 2007. The tax provision in 2007 was $24.5 million as compared to a benefit of $1.9 million in 2006. The tax provision in 2007 included an expense of $24 million on the gain of the sale of Armitage Venesta.

Liquidity and Capital Resources

Cash provided by operating activities was $106.9 million in the first three months of 2007 as compared to cash used by operating activities of $11.6 million in the first three months of 2006, an improvement of $118.5 million. Contributing to the improvement was the receipt of $64.9 million from an asbestos related insurance settlement. In addition, cash used by operating activities in 2006 included a $50 million contribution to the U.S. pension plan. The 2007 contribution to the U.S. plan of $30 million, is expected to be made in the third quarter of this year. Cash used by discontinued operations, included in cash flow from operating activities, was $10.7 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively.

The Company generated free cash flow of $54.1 million during the first quarter of 2007 as compared to a use of $61.0 million in the first quarter of 2006. The improvement in free cash flow during the quarter was attributable to the reasons mentioned above. Free cash flow for the three months ended March 31, 2007 excludes the $165 million of proceeds received from the sale of Armitage Venesta and includes $64.9 million of proceeds related to the insurance settlement receipt during the period. In addition, free cash flow used by discontinued operations, included in free cash flow, was $18.7 million and $16.1 million for the three months ended March 31, 2007 and 2006, respectively. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows provided/(used) in operating activities.

	Three months ended March 31,
	2007	2006
Net cash provided/(used) by operating activities	$106.9	$(11.6)
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(52.8)	(49.4)

Free cash flow	$54.1	$(61.0)

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

In investing activities, the Company made capital expenditures and investments in computer software of $52.8 million in the first three months of 2007 as compared to $49.4 million in the first three months of 2006. In addition, the Company received $165.0 million of cash proceeds from the sale of the Armitage Venesta business within the Bath and Kitchen operation. Cash provided by operating and investing activities for the first three months of 2007 was $219.1 million, which contributed to the increase of cash on hand as of March 31, 2007 as compared to March 31, 2006. Subsequent to March 31, 2007, the Company used the proceeds from the Armitage Venesta divesture to reduce its debt levels. In addition, financing activities used $73.9 million, which included dividend payments of $36.2 million. During the first quarter of 2006, the Company used $59.5 million in operating and investing activities and $111.6 million was used by financing activities. In addition to funding operations and investing activities, cash from financing activities were in part returned to investors through dividend payments and share repurchases totaling $36.8 million and $172.1 million, respectively, in the first quarter of 2006. Cash provided by discontinued operations, included in investing activities was $157.0 million for the three months ended March 31, 2007 and cash used by discontinued operations, included in investing activities, was $10.0 million for the three months ended March 31, 2006. The $157.0 million of cash provided by investing activities of discontinued operations included the $165 million of proceeds received from the sale of Armitage Venesta.

The Company anticipates paying a dividend of $0.18 per share of common stock in the second quarter of 2007, subject to the approval of the Board of Directors at its May 3, 2007 Board meeting. During the first three months of 2007, the Company did not repurchase shares of its common stock. The Company plans to resume its share repurchase program during the remainder of 2007 and expects to fully utilize its remaining authorization of $512.5 million by the end of 2007.

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

At March 31, 2007, total indebtedness of the Company was $1,652.6 million. The Company had remaining borrowing capacity under its primary bank credit agreement at March 31,

2007 of $513.1 million after reduction for borrowings of $443.5 million and $43.4 million of outstanding letters of credit. In addition, the Company had $188.8 million available at March 31, 2007 under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $113.9 million as of March 31, 2007. In addition, there was $64 million outstanding under 364 day facilities.

In connection with the separation plans, the Company, intends to replace the primary bank credit agreement discussed above with two new credit agreements that will provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion, available to all Borrowers as follows: (a) a five year, $1 billion multi-currency revolving credit facility which will expire in 2012 and (b) a 364 day, $500 million multi-currency revolving credit facility which expires in 2008 with an option to renew for an additional 364 days. It is our intent to replace the various 364 day facilities with the proposed 364 day, $500 million multi-currency facility. The Company expects that the new facilities will contain various covenants that are similar to our current primary credit agreement. In addition, the Company intends to refinance the 30 million Euro 7.59% Guaranteed Senior Bonds due 2013 with existing facilities.

Consistent with prior quarters, at March 31, 2007, the Company was restricted from remitting approximately $59.1 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

The Company believes that the amounts available from operating cash flows, funds available under its credit agreements and future borrowings under the remaining $540.0 million of a $1.0 billion shelf registration statement filed with the Securities and Exchange Commission and access to private debt markets will be sufficient to meet the Company’s expected operating needs and planned capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. These facilities are subject to annual renewals. The facility in Europe was renewed in May 2006. The U.S. facility was renewed in September 2006. The European facility will require renewal in May 2007 and the U.S. facility in September 2007. The Company has the ability to renew these facilities. Receivables that relate to the Vehicle Control Systems’ business will no longer be securitized when the spinoff of that business is complete and upon completion of the Bath and Kitchen sale, the Company intends to discontinue the European facility entirely. The amounts of receivables sold under these securitization programs have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $79.7 million as of March 31, 2007, extending from 2007 to 2025, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2007 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

Aggregate Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases, purchase obligations, unfunded pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations in our 2006 Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2006. In addition, the Company does not expect any changes to the aggregate contractual obligations outlined in its Form 10K for the year ended December 31, 2006 as a result of adopting FIN 48.

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in “Item 1. Legal Proceedings”, “Item 1A. Risk Factors”, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s Air Conditioning Systems and Services’ and the level of truck and bus production in the Company’s Vehicle Control Systems’ markets;

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

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2007;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies; and

•

the extent to which the Company is able to complete the proposed tax-free spin off of the Vehicle Control Systems business and the sale of the Bath and Kitchen business, and the ability to realize the anticipated benefits associated with the contemplated separation transactions.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2007.

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no significant changes since December 31, 2006, except as discussed below.

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bath and kitchen fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company’s indirect subsidiary, American Standard Europe BVBA, a written request for information. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by certain bathroom fixture and fittings companies, including the Company and some of its European subsidiaries. The Company and its subsidiaries are reviewing the Statement of Objections and will respond appropriately to the European Commission. The Company continues to be unable to reasonably estimate the loss or range of loss that will result from the investigation. However, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or liquidity of the Company, but could be material to the Company’s operating results for the period in which the liability would be recognized.

See also Note 7 of Notes to Financial Statements for additional discussion of legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On October 5, 2006, the Company’s Board of Directors approved $500 million to purchase shares of the Company’s common stock in the open market. As of March 31, 2007, the unexpended authorization on the current program totaled $500 million. As of March 31, 2007 the unexpended authorization on the current and prior programs totaled $512.5 million. During the first three months of 2007, the Company did not repurchase any shares of its common stock under these programs. The Company plans to expend the majority of the remaining authorized but unexpended amount for share repurchases during the current year.

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

April 27, 2007

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