Form 10-Q
period 2007-06-30
AMERICAN STANDARD COMPANIES INC
filed 2007-08-03
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at

July 30, 2007	204,342,458 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$2,620.0	$2,369.7	$4,786.3	$4,313.0

Cost and expenses
Cost of sales	1,859.2	1,659.8	3,413.3	3,053.4
Selling and administrative expenses	442.4	412.8	860.6	797.7
Other (income)/expense	20.8	(0.5)	32.9	3.6
Interest expense	27.3	30.9	55.5	60.9

	2,349.7	2,103.0	4,362.3	3,915.6

Income from continuing operations before income taxes	270.3	266.7	424.0	397.4
Income taxes	82.8	77.5	135.1	116.2

Income from continuing operations applicable to common shares	187.5	189.2	288.9	281.2
(Loss)/income from discontinued operations, net of income taxes	(11.5)	2.5	60.4	(5.4)

Net Income	$176.0	$191.7	$349.3	$275.8

Net income per share
Basic
Income from continuing operations	$0.93	$0.94	$1.43	$1.38
(Loss)/income from discontinued operations	(0.06)	0.01	0.30	(0.03)

Net Income	$0.87	$0.95	$1.73	$1.35

Diluted
Income from continuing operations	$0.90	$0.91	$1.39	$1.35
(Loss)/income from discontinued operations	(0.06)	0.02	0.29	(0.03)

Net Income	$0.84	$0.93	$1.68	$1.32

Cash dividends per share of common stock	$0.18	$0.18	$0.36	$0.36

Average common shares outstanding
Basic	202,801,218	202,375,303	201,709,039	203,718,650
Diluted	208,436,090	207,083,268	207,387,425	208,221,087

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$356.0	$267.8
Accounts receivable, less allowance for doubtful accounts: June 2007 - $44.6; Dec. 2006 - $44.8	1,542.1	1,116.8
Inventories:
Finished products	565.5	499.9
Products in process	192.8	181.7
Raw materials	168.3	148.3
Future income tax benefits	94.8	84.7
Retained interest in securitization program	293.7	180.2
Other current assets	152.0	174.9
Assets of discontinued operations	2,218.9	2,151.4

Total current assets	5,584.1	4,805.7
Facilities, less accumulated depreciation:
June 2007 - $620.1; Dec. 2006 - $542.0	1,059.0	1,058.4
Goodwill	666.4	649.0
Capitalized software costs, less accumulated amortization: June 2007 - $316.3; Dec. 2006 - $290.9	123.3	127.9
Long-term asbestos receivable	336.9	336.6
Long-term future income tax benefits	261.7	236.6
Investment in associated companies	110.0	101.8
Other assets	98.8	97.1

Total assets	$8,240.2	$7,413.1

Current liabilities:
Loans payable to banks	$30.8	$91.6
Current maturities of long-term debt	27.7	23.1
Accounts payable	891.3	697.0
Accrued payrolls	328.4	318.8
Current portion of warranties	192.8	172.4
Taxes on income	117.4	114.3
Other accrued liabilities	648.1	614.6
Liabilities of discontinued operations	940.5	861.0

Total current liabilities	3,177.0	2,892.8
Long-term debt	1,606.8	1,600.7
Post-retirement benefits	711.2	691.7
Long-term portion of asbestos liability	642.6	652.8
Warranties	295.7	280.7
Deferred tax liabilities	64.0	86.5
Other liabilities	375.9	284.4

Total liabilities	6,873.2	6,489.6
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,776,110 in 2007; 251,773,228 in 2006; and shares outstanding: 203,908,577 in 2007; 199,891,689 in 2006	2.5	2.5
Capital surplus	940.7	897.0
Treasury stock, at cost: 47,867,533 shares in 2007; 51,881,539 shares in 2006	(1,405.6)	(1,523.3)
Retained earnings	2,229.8	1,972.4
Accumulated other comprehensive income:
Foreign currency translation effects	(106.5)	(138.9)
Deferred gain on hedge contracts, net of tax	1.4	3.3
Unrealized losses on benefit plans, net of tax	(295.3)	(289.5)

Total shareholders’ equity	1,367.0	923.5

Total liabilities and shareholders’ equity	$8,240.2	$7,413.1

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2007	2006
Cash provided/(used) by:
Operating activities:
Net income	$349.3	$275.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78.2	93.9
Amortization of capitalized software and other intangibles	31.1	42.4
Equity in earnings of unconsolidated joint ventures, net of dividends received	(8.3)	(10.0)
Non-cash stock compensation	53.4	50.5
Gain on sale of a non-strategic business and other asset sale gains	(80.5)	(4.6)
Changes in assets and liabilities:
Proceeds from initial sale of receivables, net	—	25.0
Accounts receivable	(459.2)	(305.1)
Inventories	(95.8)	(140.7)
Accounts payable	225.4	157.3
Other accrued liabilities and taxes	78.5	102.6
Post-retirement benefits	15.5	(36.5)
Asbestos receivable/liability, net	(10.5)	(5.4)
Other current and long-term assets	(139.0)	(94.7)
Other long-term liabilities	54.1	2.7

Net cash provided by operating activities	92.2	153.2

Investing activities:
Purchases of property, plant and equipment	(100.1)	(87.3)
Investments in affiliated companies	(9.0)	—
Investment in computer software	(20.6)	(19.0)
Proceeds from repayment/loan to unconsolidated joint venture, net	—	2.9
Proceeds from sale of a non-strategic business and other asset sales	171.8	15.2

Net cash provided/(used) by investing activities	42.1	(88.2)

Financing activities:
Proceeds from issuance of long-term debt	17.7	11.5
Repayments of long-term debt	(44.9)	(310.9)
Net change in revolving credit facilities	21.1	334.8
Net change in other short-term debt	(61.0)	118.8
Purchases of treasury stock	—	(349.4)
Dividend payments	(72.8)	(73.1)
Proceeds from exercise of stock options	61.3	25.5
Proceeds from settlement of foreign exchange forward contracts	0.4	1.4
Proceeds from issuance of shares to ESPP and excess tax benefit recognized upon exercise of stock options	31.1	12.9

Net cash used by financing activities	(47.1)	(228.5)

Effect of exchange rate changes on cash and cash equivalents	7.9	5.9

Net increase/(decrease) in cash and cash equivalents	95.1	(157.6)
Cash and cash equivalents at beginning of period	293.8	390.7

Cash and cash equivalents at end of period	$388.9	$233.1

Cash interest paid	$55.4	$59.6
Cash taxes paid	$113.0	$99.7

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2006 describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2007.

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. On July 12, 2007 the Board of Directors approved the tax-free spinoff of its Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). As part of its approval, the Board of Directors authorized a dividend on its common stock of one WABCO share for every three shares of American Standard and established the close of business on July 19, 2007 as the record date. The spinoff was completed at 11:59pm on July 31, 2007. Approval of the Company’s shareholders was not required for the spinoff. On July 11, 2007, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share payable on September 20,

2007 to shareholders of record on September 4, 2007. On August 1, 2007, the Board of Directors of WABCO declared a dividend of $0.07 per share payable on September 20, 2007 to shareholders of record on September 4, 2007.

On July 23, 2007, the Company entered into a definitive agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC for $1.755 billion in cash, subject to certain adjustments and normal regulatory approvals. The sale is expected to close early in the fourth quarter of 2007. Approval of the Company’s shareholders is not required for the Bath and Kitchen sale. Based on these facts, the Bath and Kitchen business has been reported as discontinued operations for all periods presented. Proceeds from the sale of Bath and Kitchen are expected to be used primarily to repurchase common stock and to reduce debt to keep the Company at investment grade standards.

Upon completion of the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand.

Spinoff – Vehicle Control Systems Business

The Vehicle Control Systems business will have its results of operations and balance sheet information included in discontinued operations starting in the third quarter of 2007, since the spinoff of the business was effective July 31, 2007. Revenue, income before income taxes and income taxes and balance sheet information for the Vehicle Control Systems business is set forth below.

Vehicle Control Systems ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$582.3	$511.2	$1,141.1	$991.1
Income before income taxes	$37.0	$61.8	$99.0	$130.1
Income taxes	4.9	18.6	22.6	37.3

Income	$32.1	$43.2	$76.4	$92.8

Vehicle Control Systems ($ in millions):

	June 30, 2007	December 31, 2006
Cash	$54.2	$34.8
Accounts receivable, net	407.4	186.5
Inventories	162.4	138.0
Other current assets	73.1	49.9
Property, plant and equipment, net	301.4	315.3
Goodwill	350.9	343.9
Other non-current assets	186.7	192.8

Total assets	$1,536.1	$1,261.2

Loans payable to banks	$5.8	$17.9
Current maturities of long-term debt	0.1	—
Accounts payable	183.3	147.3
Accrued and other current liabilities	253.1	242.5
Long-term debt	54.0	57.3
Post-retirement benefits	372.6	366.4
Other liabilities	170.8	75.0

Total liabilities	$1,039.7	$906.4

Note 2. Discontinued Operations

As discussed above, the Company’s Board of Directors approved a plan to sell the Bath and Kitchen business. Based on this approval, the Company began to actively market the business for sale in February and entered into a definitive agreement on July 23, 2007 to sell the business to affiliates of Bain Capital Partners, LLC. Based on these facts, the Bath and Kitchen business has been reported as discontinued operations for all periods presented.

Revenue, income (loss) before income taxes and income taxes for discontinued operations are as follows for Bath and Kitchen.

Bath and Kitchen ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$660.5	$621.0	$1,318.4	$1,229.7
Income (loss) before income taxes	$7.8	$(2.3)	$23.4	$(12.1)
Gain on sale of non-strategic business	—	—	80.8	—
Income taxes	19.3	(4.8)	43.8	(6.7)

Income (loss)	$(11.5)	$2.5	$60.4	$(5.4)

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

Bath and Kitchen incurred $25.8 million of operational consolidation expenses during the second quarter of 2007. Included in the $25.8 million was $25.7 million related to 2007 plans and $0.1 million related to 2006 plans. Bath and Kitchen expended $6.1 million of cash on operational consolidation activities in the second quarter of 2007. The 2007 charges relate to its consolidation of operations and streamlining of commercial functions in Europe and the Americas. Bath and Kitchen will close its Wolverhampton, UK, location and transfer its fittings assembly and logistics to more cost effective locations; streamline and simplify its commercial organization in several European countries; discontinue the production of cast iron bathtubs at its Revin, France location, discontinue the production of ceramics at its Chiva, Spain manufacturing facility and discontinue production of metal tubs and basins at a plant in Cambridge, Ontario Canada. Bath and Kitchen incurred $33.5 million for the six months ended June 30, 2007 and expended $11.4 million of cash on operational consolidation activities. Of this amount, $34.2 million related to 2007 plans and $0.1 million related to 2006 plans. These charges were offset by prior period reversals of $0.8 million. Bath and Kitchen incurred $14.0 million of operational consolidation expenses during the second quarter of 2006 and $20.0 million of operational consolidation expenses during the six months ended June 30, 2006. Bath and Kitchen expects to incur between $18-20 million during 2007 to complete the outstanding programs as of June 30, 2007.

As part of an effort to remain cost competitive, optimize its manufacturing capabilities and continue to rebuild the profitability of the Bath and Kitchen business, the Company announced on July 9, 2007, a consolidation of its ceramics manufacturing operations at its Queimados manufacturing facility in Brazil and the relocation of manufacturing of the remaining products to more cost-effective locations. This action will result in charges amounting to approximately $10 million ($7 million after tax) of which $9 million is expected in the third quarter of 2007 and $1 million is expected in the fourth quarter. The total charge includes approximately $2 million for job-elimination expenses related to approximately 216 employees and approximately $8 million of other exit related costs, including approximately $7 million in facility and equipment losses expected from the disposition. The Company estimates that the foregoing charges will result in approximately $4 million of net cash expenditures, which are expected to be paid in 2007. The Company is unable to estimate at this time the amount of any proceeds received upon disposition of the facility. The Company expects the closure of the facility, relocation of production and related job eliminations to be completed by the end of the third quarter of 2007.

In addition, Bath and Kitchen announced on July 18, 2007, a consolidation plan for its ceramics manufacturing operations at its Excelsior, United Kingdom manufacturing facility and the relocation of manufacturing of the remaining products to more cost-effective locations. This plan will result in charges amounting to approximately $17 million ($12 million after tax) of which $12 million is expected in the third quarter of 2007 and $5 million is expected in the fourth quarter. The total charge includes approximately $6 million for job-elimination expenses related to about 140 employees, and approximately $11 million of other exit related costs, including approximately $9 million in facility and equipment write-offs. The Company estimates that the foregoing charges will result in approximately $7 million of cash expenditures, which are expected to be paid in 2007. The Company expects the closure of the facility, relocation of production and related job eliminations to be completed by the end of the fourth quarter of 2007.

Balance sheet information for the Bath and Kitchen business, which is reported as assets of discontinued operations and liabilities of discontinued operations in the accompanying Consolidated Balance Sheet, is shown below.

Bath and Kitchen ($ in millions):

	June 30, 2007	December 31, 2006
Cash	$32.9	$26.0
Accounts receivable, net	257.0	217.2
Inventories	477.1	462.0
Other current assets	97.4	77.2
Property, plant and equipment, net	700.1	667.4
Goodwill	536.3	582.7
Other non-current assets	118.1	118.9

Total assets	$2,218.9	$2,151.4

Accounts payable	$266.5	$223.4
Accrued and other current liabilities	370.8	323.5
Post-retirement benefits	158.1	171.2
Other liabilities	145.1	142.9

Total liabilities	$940.5	$861.0

Note 3. Comprehensive Income

Total comprehensive income consisted of the following ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$176.0	$191.7	$349.3	$275.8
Foreign currency translation effects	28.2	16.7	32.4	34.4
Deferred (loss)/gain on hedge contracts, net of tax	(1.9)	(0.4)	(1.9)	10.4

Minimum pension liability adjustment, net of tax	—	(2.4)	—	(3.2)

Unrealized losses on benefit plans, net of tax	(2.3)	—	(5.8)	—

Total comprehensive income	$200.0	$205.6	$374.0	$317.4

Note 4. Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended June 30, 2007 and 2006 included 5,634,872 and 4,707,965 weighted average incremental shares, respectively, for the assumed exercise of stock options; the six-month periods ended June 30, 2007 and 2006 included 5,678,386 and 4,502,437 weighted average incremental shares, respectively. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended June 30, 2007 and 2006 excluded 3,132 and 1,587,706 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. The six month periods ended June 30, 2007 and 2006 excluded 3,773 and 2,051,929 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three and six month periods ended June 30, 2007 and 2006, respectively.

Note 5. Capital Stock

On June 20, 2007, a dividend of $0.18 per share of common stock was paid to shareholders of record as of June 1, 2007, totaling $36.6 million. On March 20, 2007, a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2007, totaling $36.2 million. On July 11, 2007, the Board of Directors approved the payment of a dividend of $0.16 per share of common stock to be paid on September 20, 2007, to shareholders of record on September 4, 2007.

Following is a summary of net shares outstanding and shares issued or reacquired during the first and second quarters of 2007.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2006	251,773,228	(51,881,539)	199,891,689

Shares issued upon exercise of stock options	2,182	1,027,478	1,029,660
Shares issued to ESOP	—	389,782	389,782
Shares issued to ESPP	—	49,710	49,710
Other shares issued or (reacquired), net	—	24,621	24,621

Balance, March 31, 2007	251,775,410	(50,389,948)	201,385,462

Shares issued upon exercise of stock options	700	2,135,083	2,135,783
Shares issued to ESOP	—	310,390	310,390
Shares issued to ESPP	—	67,073	67,073
Other shares issued or (reacquired), net	—	9,869	9,869

Balance, June 30, 2007	251,776,110	(47,867,533)	203,908,577

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. The primary objective of the Company’s share repurchase program is to provide a return to investors and to a lesser extent to satisfy stock option exercises. At June 30, 2007, the Company had an unexpended balance of $512.5 million available to repurchase shares under an authorization by the Board of Directors.

Note 6. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123r”), Share Based Payments using the modified prospective approach. Total share-based compensation cost recognized during the three months ended June 30, 2007 and 2006 of $5.2 million and $6.5 million, respectively, has been included in the Consolidated Statements of Income. Share-based compensation cost recognized for the six months ended June 30, 2007 and 2006 is $10.7 million and $13.6 million. This amount excludes $1.2 million and $1.0 million for the second quarter of 2007 and 2006, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively, of stock-based compensation cost relating to the Bath and Kitchen business.

The Company issues its annual share-based compensation grants during the first quarter of each year. The total number and type of awards granted primarily in connection with the annual grant and the related weighted-average grant-date fair values were as follows:

	For the six months ended
	June 30, 2007			June 30, 2006
	Underlying Shares	Weighted -Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted -Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	1,908,480	$52.57	$14.43	2,392,850	$37.02	$9.70
Restricted Stock Units Granted	261,879		$52.66	52,473		$36.87

Total Awards	2,170,359			2,445,323

The options granted in 2007 are exercisable in equal annual installments over a period of three years. 72,264 of the restricted stock units granted in 2007 will vest three years from the date of issuance. The remaining 189,615 of the restricted stock units granted in 2007 will vest two years from the date of issuance.

The following table summarizes the significant assumptions used during the three and six month periods ended June 30, 2007 and 2006.

Assumption	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Weighted average grant date fair value	$15.76	$11.03	$14.43	$9.70
Risk-free interest rate	4.67%	4.72%	4.68%	4.51%
Expected volatility	26.0%	26.0%	26.0%	26.0%
Expected holding period	5 Years	5 Years	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%	4.0%	4.0%
Dividend yield	1.27%	1.64%	1.38%	1.61%

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The Company reviewed the historic volatility of its common stock over 12-month, 5-year and 10-year periods, and the implied volatility for at the money options to purchase shares of the Company’s common stock. Based on this data, the Company chose to use the average of the 5-year historic volatility of the Company’s common stock and the average implied volatility of at the money options. The 5-year historical volatility period was selected since that period corresponds with the expected holding period. The expected term was calculated by reviewing the historical exercise pattern of all holders over a ten year period, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non officers. The results of the analysis support one expected term for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on the Company’s expected dividend rate.

Note 7. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2007 (dollars in millions):

Segment	December 31, 2006	Acquisitions	Foreign Exchange Translation	June 30, 2007
Air Conditioning Systems and Services	$305.1	$5.1	$5.3	$315.5
Vehicle Control Systems	343.9	—	7.0	350.9

Total	$649.0	$5.1	$12.3	$666.4

Note 8. Accounts Receivable Securitization Agreements

Accounts receivables that relate to the Vehicle Control Systems business ceased to be sold into the Company’s European accounts receivable asset securitization program as of May 31, 2007. In conjunction with this, the Company repurchased $197.2 million of accounts receivable from the bank, which represented the outstanding balance of Vehicle Control Systems receivables previously sold into the program. In addition, the limit on the Company’s European asset securitization program was reduced to €150 million ($202 million at June 30, 2007 exchange rates) from €300 million.

Note 9. Debt

On May 31, 2007, the Company replaced the primary bank credit agreement in existence as of March 31, 2007 and various other 364 day credit facilities with two new credit agreements that provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion, available to all Borrowers as follows: (a) a five year, $1 billion multi-currency revolving credit facility expiring in 2012 of which up to $250 million may be used for issuing letters of credit and up to $100 million for same-day, short-term borrowings and (b) a 364 day, $500 million multi-currency revolving credit facility of which up to $75 million can be used for same-day, short term borrowings. The 364 day facility has an option to renew for an additional 364 days.

Under the five year facility, the Company pays a facility fee of .125% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .425% for usage less than or at 50% and a spread of .475% for usage over 50%. The Company also pays a .425% per annum plus issuance fees for letters of credit.

Under the 364 day facility, the Company pays a facility fee of .10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .45% for usage less than or at 50% and a spread of .50% for usage over 50%.

The LIBOR spreads for both the five year facility and the 364 day facility are subject to adjustments should the Company’s debt ratings change. Under the primary credit agreements, the Company, American Standard Inc. and American Standard International Inc. guarantee the debt obligations.

The primary credit agreements contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a Liquidity Test. The Company is currently in compliance with the covenants contained in the credit agreement.

In connection with the entry into its current primary credit facilities, the Company terminated its then existing American Standard Inc. 364 day facilities and expects to terminate a subsidiary borrower’s 40 million Euro Dollar Facility ($53.8 million at June 30, 2007 exchange rates) by the end of 2007. On April 30, 2007 the Company repaid the 30 million Euro ($41.0 million at April 30, 2007 exchange rates) 7.59% Guaranteed Senior Bonds due 2013 with its credit facility. In addition to its primary 364 day facility, the Company, through a foreign subsidiary, continues to maintain a $50.0 million 364 day facility to support operations in Canada (the “Canadian Facility” together with the Euro Dollar Facility, the “364 Day Foreign Facilities”).

Note 10. Warranties, Guarantees, Commitments and Contingencies

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $10.7 million and $11.3 million for the three months ended June 30, 2007 and 2006, respectively, and $20.0 million and $20.7 million for the six months ended June 30, 2007 and 2006, respectively. Total warranty expense was $52.7 million and $56.2 million for the three months ended June 30, 2007 and 2006, respectively, and $95.6 million and $87.0 million for the six months ended June 30, 2007 and 2006, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2007 and 2006 ($ in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$462.9	$419.1	$453.0	$411.6
Warranty costs accrued	34.2	47.1	70.3	69.3
Deferred income on extended warranty contracts sold	24.6	24.8	45.6	41.4
Warranty claims settled	(25.4)	(31.2)	(57.5)	(51.3)
Amortization of deferred income on extended warranty contracts	(16.3)	(15.1)	(30.2)	(27.1)
Increases (decreases) in warranty estimates made in prior periods	7.8	(2.2)	5.3	(3.0)
Foreign exchange translation effects	0.7	2.5	2.0	4.1

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	488.5	445.0	488.5	445.0
Current portion included in current liabilities	(192.8)	(184.8)	(192.8)	(184.8)

Long-term warranty liability	$295.7	$260.2	$295.7	$260.2

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $81.3 million as of June 30, 2007, extending from 2007 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2007 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company and ASII fully and unconditionally guarantee the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary American Standard Inc. The Company, American Standard Inc., and ASII guarantee obligations under the primary bank credit agreement.

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

Income Tax Provision

The income tax provision from continuing operations for the second quarter of 2007 was $82.8 million, or 30.6% of pre-tax income, compared with a provision of $77.5 million, or 29.1% of pre-tax income in the second quarter of 2006. The income tax provision for the second quarter of 2007 included $10.2 million of tax benefits primarily associated with foreign audit settlements and the expiration of statute of limitations and $7.1 million of tax costs associated with the legal reorganization of the Company pursuant to its planned separation. The tax provision for the second quarter of 2006 reflected $7.0 million of tax benefits primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside of the United States. The tax provision for the first six-months of 2007 was $135.1 million, or 31.9% of pre-tax income, compared with a provision of $116.2 million or 29.2% of pre-tax income for the six-months ended June 30, 2006. The income tax provision for the first six months of 2007 and 2006 reflected tax benefits of $9.7 million. In addition, the tax provision for the six months ended June 30, 2007 includes $7.1 million of tax costs associated with the legal reorganization of the Company pursuant to its planned separation.

Litigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company’s indirect subsidiary, American Standard Europe BVBA (“ASE”), a written request for information. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including the Company and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO Holdings Inc. (“WABCO”) as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), ASE, which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. American Standard and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission to present evidence regarding the response to the Statement of Objections is expected to occur sometime in the fall of 2007.

The European Commission recently adopted new fining guidelines (the “2006 Guidelines”) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to 10% of the parent company’s (i.e., the Company’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine were levied in 2007, the total liability would be approximately $1.1 billion based on the Company’s worldwide revenue in 2006 subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfills all conditions set forth in the

Commission’s leniency notice. The Company is confident in ASE’s ability to satisfy its obligations under the Indemnification Agreement, because WABCO’s capital structure includes only a minimal amount of debt. As a result, the Company believes that WABCO will have sufficient funds available under its existing five year revolving credit facility, from operating cash flows and from additional bank credit facilities it expects to be able to arrange, in order for ASE to pay the fine.

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

Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. On November 30, 2006, the California cases were dismissed without prejudice pursuant to a stipulation between the parties. The federal cases were subsequently consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deleted reference to fittings and identified a somewhat different group of alleged co-conspirator co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On January 24, 2007, the trial judge granted the defendants’ motion for entry of judgment in favor of defendants, dismissing the consolidated amended complaint with prejudice, and on February 20, 2007, the plaintiffs filed a Notice of Appeal of the trial judge’s order. While the Company cannot predict the outcome of this appeal with certainty, the Company believes that the plaintiffs’ underlying claims in this lawsuit were entirely without merit.

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the Company, four of the Company’s subsidiaries (including the Indonesian Bath and Kitchen entity) and two business leaders (including the Trane commercial country leader for Indonesia and the Trane commercial business leader for Asia). The complaint, with which the Company and its affiliates have not yet been formally served, alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions P, by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit and has not recorded a liability related to this matter.

The Company believes that the resolution of the litigation matters described above will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

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

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to June 30, 2007, the Company has resolved 62,074 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $94.6 million, for an average payment per resolved claim of $1,524. The average payment per claim resolved during the six months ended June 30, 2007 and the year ended December 31, 2006 was $7,819 and $1,260, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Six months ended June 30, 2007	Year ended 2006	Cumulative Total
Open Claims – January 1	102,261	113,764	N/A
New claims filed	1,632	4,445	172,359
Claims settled	(331)	(845)	(10,325)
Claims dismissed	(909)	(15,102)	(51,749)
Inactive claims	—	(1)	(7,632)

Open Claims – June 30	102,653		N/A

Open Claims – December 31		102,261	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

At June 30, 2007 and December 31, 2006 the total asbestos liability was estimated at $655.6 million and $665.8 million, respectively. The asbestos indemnity liability decreased by $10.2 million during the first six months of 2007 due to claims payments made during the first half of the year.

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

At June 30, 2007 and December 31, 2006 the asbestos receivable was $342.9 million and $385.8 million, respectively. The asbestos receivable decreased by $42.9 million during the first six months of 2007. The decrease is primarily driven by cash collected from the Equitas trust as described above, partially offset by the recoverable portion of incurred legal expenses.

Note 11. Effect of Recently Issued Accounting Standards

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

The total amount of unrecognized tax benefits as of the date of adoption was $213.5 million. As a result of the implementation of FIN 48, the Company recognized a $19.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings and an increase to the non current tax liability. During the second quarter of 2007, the Company realized tax benefits of $12.0 million of the $213.5 million of unrecognized tax benefits as of the date of adoption. The benefits recognized in the second quarter relate to foreign audit settlements and the expiration of statute of limitations. Also the Company recorded an unrecognized tax benefit of approximately $17.3 million related to a specific transaction undertaken during the current year. If recognized, this amount would impact the effective tax rate.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $191.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $22.2 million of tax benefits that, if recognized, would result in a decrease to goodwill. With regard to the unrecognized tax benefits at June 30, 2007, the Company believes that it is reasonably possible that $14.6 million of such unrecognized tax benefits could be recognized in the next 12 months. The benefits relate to the anticipated expiration of statutes of limitations.

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

Note 12. Operational Consolidation Expenses

During 2007 and 2006, the Company incurred charges related to operational consolidation activities consisting principally of severance and related expenses as more fully described below. The Company expects to complete and fully accrue for these plans by the end of 2007.

During the second quarter of 2007, the Company recorded $8.6 million of operational consolidation expenses of which $2.5 million was included in cost of sales and $6.1 million was included in selling and administrative expenses. Included in the $8.6 million was $7.7 million related to 2007 programs and $0.9 million related to programs that were initiated prior to 2007. This compares to $0.9 million of expenses incurred during the second quarter of 2006. During the first six months of 2007, the Company recorded $9.8 million of operational consolidation expenses, $2.5 million was included in cost of sales and $7.3 million was included in selling and administrative expenses. Of this amount, $8.4 million related to 2007 programs and $1.4 million related to programs that were initiated prior to 2006. The Company incurred $3.0 million of operational consolidation expenses during the first six months of 2006.

The following is a summary of the operational consolidation programs outstanding as of June 30, 2007.

2007 Operational Consolidation Programs	Termination Payments and Other Employee Costs	Other	Total
Charges during the first six months of 2007	$8.4	$—	$8.4
Payments during the first six months of 2007	(1.3)	—	(1.3)

Balance as of June 30, 2007	$7.1	$—	$7.1

2006 Operational Consolidation Programs	Termination Payments and Other Employee Costs	Other	Total
Balance as of December 31, 2006	$7.6	$—	$7.6
Charges during the first six months of 2007	0.8	0.7	1.5
Payments during the first six months of 2007	(2.5)	(0.6)	(3.1)
Reversals during the first six months of 2007	(0.1)	—	(0.1)

Balance as of June 30, 2007	$5.8	$0.1	$5.9

2005 Operational Consolidation Programs	Termination Payments and Other Employee Costs	Other	Total
Balance as of December 31, 2006	$2.7	$0.4	$3.1
Payments during the first six months of 2007	(0.7)	—	(0.7)

Balance as of June 30, 2007	$2.0	$0.4	$2.4

Total Balance as of June 30, 2007	$14.9	$0.5	$15.4

Air Conditioning Systems and Services incurred $0.8 million of operational consolidation expenses during the second quarter of 2007 of which $0.5 million is primarily associated with severance relating to 2007 plans and $0.3 million relates to prior period plans. Air Conditioning Systems and Services expended $0.3 million of cash on operational consolidation activities in the second quarter of 2007. Air Conditioning Systems and Services recorded $1.0 million during the six-months ended June 30, 2007 and expended $0.8 million of cash on operational consolidation activities. The charges recognized during the first six months of 2007 relate primarily to the consolidation of administrative functions. Air Conditioning Systems and Services recognized a net benefit of $0.9 million of operational consolidation expenses during the second quarter of 2006 and $0.4 million net benefit during the first six months of 2006. Air Conditioning Systems and Services expects to incur an additional $2.2 million during the remainder of 2007 to complete the plans outstanding as of June 30, 2007.

The Vehicle Control Systems business incurred $7.7 million of operational consolidation expenses during the second quarter of 2007 of which $7.2 million is primarily associated with severance relating to 2007 plans and $0.5 million pertains to prior period plans. Vehicle Control Systems expended $3.0 million of cash on operational consolidation activities in the second quarter of 2007. Vehicle Control Systems incurred $8.6 million of operational consolidation expenses during the six months ended June 30, 2007 and expended $4.1 million of cash. Of this charge, $7.9 million related to 2007 plans and $0.7 million related to prior period plans, all related to severance. Vehicle Control Systems incurred $1.4 million of operational consolidation expenses during the second quarter of 2006 and $2.9 million during the first six month of 2006.

The Company expects that essentially all of Air Conditioning Systems and Services’ $2.2 million balance as of June 30, 2007 will be paid by the end of 2007.

During 2006, the Company incurred charges related to operational consolidation activities in each of its businesses as more fully described in our Form 10-K for the year ended December 31, 2006. The total cost of the 2006 actions was $10.3 million and included the elimination of 78 jobs.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2007	2006	2006	2007	2007	2006	2006
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$9.4	$3.2	$7.1	$1.8	$17.5	$6.3	$16.2	$4.0
Interest cost on the projected benefit obligation	17.4	5.0	15.5	4.4	33.3	10.0	29.3	8.7
Less assumed return on plan assets	(16.4)	—	(15.5)	—	(32.7)	—	(30.8)	—
Amortization of prior service cost	1.8	(1.2)	1.6	(1.2)	3.7	(2.4)	3.2	(2.4)
Amortization of net loss	1.5	1.9	1.8	1.7	2.9	3.8	3.7	3.3

Net defined benefit cost	$13.7	$8.9	$10.5	$6.7	$24.7	$17.7	$21.6	$13.6

Accretion expense reflected in “Other expense (income)”	$1.0	$5.0	$—	$4.3	$0.6	$10.0	$(1.6)	$8.7

Amortization of prior service cost is recorded using the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $33.5 million to domestic pension plans and $9.0 million to foreign pension plans in 2007. In the second quarter of 2007, $1.0 million was contributed to domestic pension plans and $2.8 million was contributed to foreign pension plans. For the six months ended June 30, 2007, $1.1 million was contributed to domestic pension plans and $4.3 million was contributed to foreign pension plans.

Note 14. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three and six months ended June 30, 2007 and 2006, unaudited statements of cash flows for the six months ended June 30, 2007 and 2006, and unaudited balance sheets as of June 30, 2007 and December 31, 2006 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$1,513.3	$1,108.8	$4.7	$(6.8)	$2,620.0
Costs and expenses:

Cost of sales		1,040.0	820.2	5.2	(6.2)	1,859.2
Selling and administrative expenses		276.0	166.8	0.2	(0.6)	442.4
Other expense (income)		29.8	(6.4)	(2.6)	—	20.8
Interest expense		25.0	2.3	—	—	27.3
Intercompany interest expense (income)	—	16.2	(16.2)	—	—	—

Total expenses	—	1,387.0	966.7	2.8	(6.8)	2,349.7

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		126.3	142.1	1.9	—	270.3
Income taxes	—	55.0	26.0	1.8	—	82.8

Equity in net income of consolidated subsidiaries	176.0				(176.0)	—
Income from continuing operations		71.3	116.1	0.1		187.5

Income (loss) from discontinued operations, net of income taxes	—	(61.8)	50.3	—	—	(11.5)

Net income	$176.0	$9.5	$166.4	$0.1	$(176.0)	$176.0

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$2,706.1	$2,083.8	$9.3	$(12.9)	$4,786.3
Costs and expenses:

Cost of sales		1,875.2	1,539.6	9.7	(11.2)	3,413.3
Selling and administrative expenses		527.7	334.4	0.2	(1.7)	860.6
Other expense (income)		51.0	(13.4)	(4.7)	—	32.9
Interest expense		50.4	5.1	—	—	55.5

Intercompany interest expense (income)	—	31.2	(31.2)	—	—	—

Total expenses	—	2,535.5	1,834.5	5.2	(12.9)	4,362.3
Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		170.6	249.3	4.1	—	424.0
Income taxes	—	81.4	51.9	1.8	—	135.1

Equity in net income of consolidated subsidiaries	349.3				(349.3)	—
Income from continuing operations		89.2	197.4	2.3		288.9
Income (loss) from discontinued operations, net of income taxes	—	(87.9)	148.3	—	—	60.4

Net income	$349.3	$1.3	$345.7	$2.3	$(349.3)	$349.3

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1.3	$23.0	$327.9	$3.8	$—	$356.0

Accounts receivable, net	—	722.9	818.7	0.5	—	1,542.1
Inventories	—	549.3	377.3	—	—	926.6
Other current assets	—	354.2	173.6	12.7	—	540.5
Assets of discontinued operations	—	349.4	1,869.5	—	—	2,218.9

Total current assets	1.3	1,998.8	3,567.0	17.0	—	5,584.1
Facilities, net	—	657.7	401.3	—	—	1,059.0
Goodwill, net	—	171.2	495.2	—	—	666.4
Investment in subsidiaries	3,415.8	—	—	—	(3,415.8)	—
Long-term asbestos receivable	—	336.9	—	—	—	336.9
Other assets	—	507.4	79.8	6.6	—	593.8

Total assets	$3,417.1	$3,672.0	$4,543.3	$23.6	$(3,415.8)	$8,240.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$21.5	$9.3	$—	$—	$30.8

Current maturities of long-term debt	—	26.7	1.0	—	—	27.7
Other current liabilities	—	830.3	1,333.6	14.1	—	2,178.0
Liabilities of discontinued operations	—	110.6	829.9	—	—	940.5

Total current liabilities	—	989.1	2,173.8	14.1	—	3,177.0
Long-term debt	—	1,343.0	263.8	—	—	1,606.8
Reserve for post-retirement benefits	—	356.0	355.2	—	—	711.2
Intercompany accounts, net	2,050.1	80.2	(1,710.8)	(226.4)	(193.1)	—
Intercompany accounts, net – discontinued operations	—	173.2	(366.3)	—	193.1	—
Long-term portion of asbestos liability	—	642.6	—	—	—	642.6
Other long-term liabilities	—	472.1	60.0	203.5	—	735.6

Total liabilities	2,050.1	4,056.2	775.7	(8.8)	—	6,873.2
Total shareholders’ equity (deficit)	1,367.0	(384.2)	3,767.6	32.4	(3,415.8)	1,367.0

Total liabilities and shareholders’ equity (deficit)	$3,417.1	$3,672.0	$4,543.3	$23.6	$(3,415.8)	$8,240.2

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:

Net income	$349.3	$1.3	$345.7	$2.3	$(349.3)	$349.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	46.2	63.1	—	—	109.3
Equity in earnings of affiliates, net of dividends received	—	1.7	(10.0)	—	—	(8.3)
Non-cash stock compensation	—	53.4	—	—	—	53.4
Gain/(Loss) on sale of non-strategic business and other asset sale gains	—	0.5	(81.0)	—	—	(80.5)
Equity in net income of subsidiary	(349.3)	—	—	—	349.3	—
Changes in assets and liabilities:
Accounts receivable	—	(139.8)	(342.3)	22.9	—	(459.2)
Inventories	—	(86.5)	(9.3)	—	—	(95.8)
Accounts payable	—	158.6	66.8	—	—	225.4
Other accrued liabilities	—	62.5	21.8	(5.8)	—	78.5
Post-retirement benefits	—	19.5	(4.0)	—	—	15.5
Asbestos receivable/liability, net	—	(10.5)	—	—	—	(10.5)
Other long-term liabilities	—	(24.8)	75.9	3.0	—	54.1
Other assets	—	(89.2)	(57.4)	7.6	—	(139.0)

Net cash (used)/provided by operating activities	—	(7.1)	69.3	30.0	—	92.2

Investing activities:
Purchase of property, plant and equipment	—	(46.7)	(53.4)	—	—	(100.1)
Investments in affiliated companies	—	(8.4)	(0.6)	—	—	(9.0)
Investments in computer software	—	(14.3)	(6.3)	—	—	(20.6)
Proceeds from sale of non-strategic business	—	—	171.8	—	—	171.8

Net cash (used)/provided by investing activities	—	(69.4)	111.5	—	—	42.1

Financing activities:
Proceeds from issuance of long-term debt	—	17.7	—	—	—	17.7
Repayments of long-term debt	—	(0.9)	(44.0)	—	—	(44.9)
Net change in revolving credit facility	—	(120.0)	141.1	—	—	21.1
Net change in other short-term debt	—	(42.5)	(18.5)	—	—	(61.0)
Dividend payments	(72.8)	—	—	—	—	(72.8)
Net change in intercompany accounts	(18.7)	240.3	(192.4)	(29.2)	—	—
Proceeds from exercise of stock options	61.3	—	—	—	—	61.3
Other common stock issued or reacquired, net	31.5	—	—	—	—	31.5

Net cash (used)/provided by financing activities	1.3	94.6	(113.8)	(29.2)	—	(47.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	7.9	—	—	7.9

Net increase in cash and cash equivalents	1.3	18.1	74.9	0.8	—	95.1
Cash and cash equivalents at beginning of year	0.5	8.9	281.4	3.0	—	293.8

Cash and cash equivalents at end of period	$1.8	$27.0	$356.3	$3.8	$—	$388.9

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$1,396.6	$975.6	$4.0	$(6.5)	$2,369.7
Costs and expenses:
Cost of sales		937.2	723.4	4.8	(5.6)	1,659.8
Selling and administrative expenses		259.8	161.2	0.1	(8.3)	412.8
Other (income)/expense		8.3	(14.1)	(2.1)	7.4	(0.5)
Interest expense		27.1	3.8	—	—	30.9
Intercompany interest (income) expense	—	12.5	(12.5)	—	—	—

Total expenses	—	1,244.9	861.8	2.8	(6.5)	2,103.0
Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		151.7	113.8	1.2	—	266.7
Income taxes	—	44.2	32.0	1.3	—	77.5

Equity in net income of consolidated subsidiaries	191.7				(191.7)	—
Income from continuing operations		107.5	81.8	(0.1)	—	189.2

Income (loss) from discontinued operations, net of income taxes	—	(4.4)	6.9	—	—	2.5

Net income (loss)	$191.7	$103.1	$88.7	$(0.1)	$(191.7)	$191.7

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$2,506.9	$1,812.0	$7.9	$(13.8)	$4,313.0
Costs and expenses:
Cost of sales		1,720.0	1,337.7	8.6	(12.9)	3,053.4
Selling and administrative expenses		507.5	299.3	0.2	(9.3)	797.7
Other (income) expense		0.6	(0.9)	(4.5)	8.4	3.6
Interest expense		53.0	7.9	—	—	60.9
Intercompany interest expense (income)	—	24.6	(24.6)	—	—	—

Total expenses	—	2,305.7	1,619.4	4.3	(13.8)	3,915.6
Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		201.2	192.6	3.6	—	397.4
Income taxes	—	61.0	53.9	1.3	—	116.2

Equity in net income of consolidated subsidiaries	275.8				(275.8)	—
Income from continuing operations		140.2	138.7	2.3	—	281.2

Income (loss) from discontinued operations, net of income taxes	—	(16.6)	11.2	—	—	(5.4)

Net income	$275.8	$123.6	$149.9	$2.3	$(275.8)	$275.8

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$275.8	$123.6	$149.9	$2.3	$(275.8)	$275.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	50.6	85.7	—	—	136.3
Equity in earnings of affiliates, net of dividends received	—	—	(10.0)	—	—	(10.0)
Non-cash stock compensation	—	50.5	—	—	—	50.5
Gain/loss on sale of property and equipment	—	1.0	(5.6)	—	—	(4.6)
Equity in net income of subsidiary	(275.8)	—	—	—	275.8	—
Changes in assets and liabilities:
Proceeds from initial sale of receivables, net	—	25.0	—	—	—	25.0
Accounts receivable	—	(121.7)	(171.6)	(11.8)	—	(305.1)
Inventories	—	(63.6)	(77.1)	—	—	(140.7)
Accounts payable	—	59.9	97.4	—	—	157.3
Other accrued liabilities	—	3.8	103.2	(4.4)	—	102.6
Post-retirement benefits	—	(38.7)	2.2	—	—	(36.5)
Asbestos receivable/liability, net	—	(5.4)	—	—	—	(5.4)
Other long-term liabilities	—	17.9	(20.6)	5.4	—	2.7
Other assets	—	(74.1)	(28.0)	7.4	—	(94.7)

Net cash (used)/provided by operating activities	—	28.8	125.5	(1.1)	—	153.2

Investing activities:
Purchase of property, plant and equipment	—	(45.0)	(42.3)	—	—	(87.3)
Investments in affiliated companies	—	—	—	—	—	—
Investments in computer software	—	(12.9)	(6.1)	—	—	(19.0)
Loan to unconsolidated joint venture, net	—	2.9	—	—	—	2.9
Proceeds from the disposal of property/equipment	—	—	15.2	—	—	15.2

Net cash used by investing activities	—	(55.0)	(33.2)	—	—	(88.2)

Financing activities:
Proceeds from issuance of long-term debt	—	10.6	0.9	—	—	11.5
Repayments of long-term debt	—	(310.2)	(0.7)	—	—	(310.9)
Net change in revolving credit facility	—	428.9	(94.1)	—	—	334.8
Net change in other short-term debt	—	108.0	10.8	—	—	118.8
Purchases of treasury stock	(349.4)	—	—	—	—	(349.4)
Dividend payments	(73.1)	—	—	—	—	(73.1)
Net change in intercompany accounts	384.9	(367.4)	(19.3)	1.8	—	—
Proceeds from exercise of stock options	25.5	—	—	—	—	25.5
Proceeds from foreign exchange forward contracts	—	1.4	—	—	—	1.4
Other common stock issued or reacquired, net	12.9	—	—	—	—	12.9

Net cash (used)/provided by financing activities	0.8	(128.7)	(102.4)	1.8	—	(228.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.9	—	—	5.9

Net increase (decrease) in cash and cash equivalents	0.8	(154.9)	(4.2)	0.7	—	(157.6)
Cash and cash equivalents at beginning of year	0.1	141.7	246.3	2.6	—	390.7

Cash and cash equivalents at end of period	$0.9	$(13.2)	$242.1	$3.3	$—	$233.1

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2006

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.5	$7.3	$257.0	$3.0	$—	$267.8
Accounts receivable, net	—	581.0	512.4	23.4	—	1,116.8
Inventories	—	516.1	313.8	—	—	829.9
Other current assets	—	293.3	140.6	5.9	—	439.8
Assets of discontinued operations	—	202.7	1,948.7	—	—	2,151.4

Total current assets	0.5	1,600.4	3,172.5	32.3	—	4,805.7
Facilities, net	—	651.6	406.8	—	—	1,058.4
Goodwill, net	—	181.8	467.2	—	—	649.0
Investment in subsidiaries	2,981.9	—	—	—	(2,981.9)	—
Long-term asbestos receivable	—	336.6	—	—	—	336.6
Other assets	—	367.0	187.0	9.4	—	563.4

Total assets	$2,982.4	$3,137.4	$4,233.5	$41.7	$(2,981.9)	$7,413.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$64.0	$27.6	$—	$—	$91.6
Current maturities of long-term debt	—	22.1	1.0	—	—	23.1
Other current liabilities	—	658.4	1,238.4	20.3	—	1,917.1
Liabilities of discontinued operations	—	79.7	781.3	—	—	861.0

Total current liabilities	—	824.2	2,048.3	20.3	—	2,892.8
Long-term debt	—	1,441.0	159.7	—	—	1,600.7
Reserve for post-retirement benefits	—	336.5	355.2	—	—	691.7
Intercompany accounts, net	2,058.9	31.2	(1,570.2)	(200.5)	(319.4)	—
Intercompany accounts, net – discontinued operations	—	16.2	(335.6)	—	319.4	—
Long-term portion of asbestos liability	—	652.8	—	—	—	652.8
Other long-term liabilities	—	314.3	148.0	189.3	—	651.6

Total liabilities	2,058.9	3,616.2	805.4	9.1	—	6,489.6
Total shareholders’ equity (deficit)	923.5	(478.8)	3,428.1	32.6	(2,981.9)	923.5

Total liabilities and shareholders’ equity (deficit)	$2,982.4	$3,137.4	$4,233.5	$41.7	$(2,981.9)	$7,413.1

Note 15. Segment Data

The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by business segment is presented in the following table ($ in millions):

Summary Segment and Income Statement Data

Dollars in millions

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales:
Air Conditioning Systems and Services	$2,037.7	$1,858.5	$3,645.2	$3,321.9
Vehicle Control Systems	582.3	511.2	1,141.1	991.1

Total Sales	$2,620.0	$2,369.7	$4,786.3	$4,313.0

Segment Income:
Air Conditioning Systems and Services	$288.8	$278.1	$446.2	$408.9
Vehicle Control Systems	67.1	59.5	140.8	127.3

Total Segment Income	355.9	337.6	587.0	536.2
Equity in net income of unconsolidated joint ventures	7.3	12.0	14.6	21.9

	363.2	349.6	601.6	558.1

Interest expense	27.3	30.9	55.5	60.9
Corporate and other expenses	65.6	52.0	122.1	99.8

Income from continuing operations before income taxes	270.3	266.7	424.0	397.4

Income Taxes	82.8	77.5	135.1	116.2

Income from continuing operations applicable to common shares	$187.5	$189.2	$288.9	$281.2

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

Executive Overview

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors believes that separating the businesses will create greater shareowner value than the current operating structure. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. On July 12, 2007, the Board of Directors approved the tax-free spinoff of its Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). As part of its approval, the Board of Directors authorized a dividend on its common stock of one WABCO share for every three shares of American Standard and established the close of business on July 19, 2007 as the record date. The spinoff was completed at 11:59pm on July 31, 2007. Approval of the Company’s shareholders was not required for the spinoff. On July 11, 2007, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share payable on September 20, 2007 to shareholders of record on September 4, 2007. On August 1, 2007, the Board of Directors of WABCO declared a dividend of $0.07 per share payable on September 20, 2007 to shareholders of record on September 4, 2007.

On July 23, 2007, the Company entered into a definitive agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC for $1.755 billion in cash, subject to certain adjustments and normal regulatory approvals. The sale is expected to close early in the fourth quarter of 2007. Approval of the Company’s shareholders is not required for the Bath and Kitchen sale. Based on these facts, the Bath and Kitchen business has been reported as discontinued operations for all periods presented. Proceeds from the sale of Bath and Kitchen are expected to be used primarily to repurchase common stock and to reduce debt to keep the Company at investment grade standards.

Upon completion of the sale of Bath and Kitchen, the Company will focus on its Air Conditioning Systems and Services business and expects, subject to receipt of shareholder approval, to change its name to Trane, the Company’s flagship air conditioning brand.

Included within the results of discontinued operations for the six months ended June 30, 2007 is the gain recognized from the sale of the Armitage Venesta business. On March 30, 2007, the Company sold this business, which is a leading supplier of commercial washroom solutions in both the United Kingdom and Ireland. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes.

The Company expects to incur total costs in the range of $95 to $100 million related to the planned separation for tax and accounting fees, legal fees, professional advisory services, employee costs and other costs associated with executing the separation transactions. In addition, the Company will incur incremental tax costs with regard to the legal reorganization of the Company prior to and in connection with the WABCO separation. These costs are estimated at approximately $45 to $50 million.

Business

For the periods presented the Company currently operates in two major business segments: Air Conditioning Systems and Services and Vehicle Control Systems. Air Conditioning Systems and Services is a global manufacturer of commercial and residential heating, ventilation and air conditioning (HVAC) equipment systems and controls. Vehicle Control Systems designs, manufactures and sells braking and control systems primarily for the worldwide commercial vehicle industry. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

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

Financial Results Overview - Continuing Operations

Total segment income as referred to in the table below represents the summation of segment income of the Company’s two business segments: Air Conditioning Systems and Services and Vehicle Control Systems. The Vehicle Control Systems business will have its results included in discontinued operations starting in the third quarter of 2007, since the spinoff of the business was effective July 31, 2007. See Note 1 of Notes to Financial Statements for selected income statement and balance sheet data for that business.

The presentation of total segment income and total segment income as a percentage of sales is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of total segment income is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these measures is useful to shareholders because it enhances their understanding of how management assesses the performance of the Company’s businesses. See Note 15 of Notes to Financial Statements for a reconciliation of segment income to income from continuing operations applicable to common shares. In addition, please see the table directly below for presentation of total segment income as a percentage of sales and income from continuing operations applicable to common shares as a percentage of sales and information on the presentation of segment income excluding effects of foreign exchange translation in results of operations by business segment. Income from continuing operations applicable to common shares is the most directly comparable GAAP measure to total segment income.

Following is an analysis of changes in sales, total segment income and total segment income as a percentage of sales for the Company for the second quarter of 2007 compared with the second quarter of 2006, with and without the effects of foreign exchange translation.

(Dollars in millions)	Three Months Ended June 30, 2006 Reported	Three Months Ended June 30, 2007
		2007 Reported	Percentage Change Reported		Excluding foreign exchange translation
					2007 Adjusted Amount	Percentage Change Adjusted
Sales	$2,369.7	$2,620.0	10.6%		$2,561.8	8.1%

Total segment income	337.6	355.9	5.4%		349.2	3.4%

Total segment income as a percentage of sales	14.2%	13.6%	(0.6	) pts.	13.6%	(0.6	) pts.
Income from continuing operations applicable to common shares	$189.2	$187.5	(0.9%)
Income from continuing operations applicable to common shares as a percentage of sales	8.0%	7.2%	(0.8	) pts.

Sales in the second quarter of 2007 were $2,620.0 million, an increase of 10.6% (8.1% excluding favorable foreign exchange translation effects) from $2,369.7 million in the second quarter of 2006. Sales increased 9.6% for Air Conditioning Systems and Services and increased 13.9% for Vehicle Control Systems. Sales for the six-months ended June 30, 2007 were $4,786.3 million, an increase of 11% (8.3% excluding favorable foreign exchange translation effects) from $4,313.0 million during the first six months of 2006. Sales increased 9.7% for Air Conditioning Systems and Services and increased 15.1% for Vehicle Control Systems.

Total segment income was $355.9 million for the second quarter of 2007, an increase of 5.4% (an increase of 3.4% excluding favorable foreign exchange translation effects) from $337.6 million in the second quarter of 2006. Segment income increased 3.8% for Air Conditioning Systems and Services and increased 12.8% for Vehicle Control Systems. Total segment income was $587.0 million for the first six months of 2007, an increase of 9.5% (an increase of 7.0%

excluding favorable foreign exchange translation effects) from $536.2 million during the first six months of 2006. Segment income increased 9.1% for Air Conditioning Systems and Services and increased 10.6% for Vehicle Control Systems.

Income from continuing operations for the three months ended June 30, 2007 was $187.5 million, down 0.9% from $189.2 million a year ago. Income from continuing operations for the three months ended June 30, 2007 was $0.90 per diluted share, down 1.1% from $0.91 per diluted share a year ago. Income from continuing operations in 2007 as compared to 2006 reflected increased earnings from increased Air Conditioning Systems and Services commercial equipment, contracting and services sales and increased sales within the Vehicle Control Systems segment. The increased commercial equipment, contracting and services earnings more than compensated for the lower earnings growth and a warranty charge included in the residential air conditioning systems financial results. Vehicle Controls Systems sales performance reflected increased bus and truck builds in Western Europe, which is the business’s largest region. The growth in the Air Conditioning Systems and Services and Vehicle Controls Systems businesses was not enough to overcome the impact of separation costs and separation related taxes incurred during the second quarter of 2007. Specifically, income from continuing operations for the three months ended June 30, 2007 included $21.1 million of separation expenses ($19.3 million net of $1.8 million of tax benefits) primarily related to tax and accounting fees, legal fees, professional advisory fees and other related costs. In addition, income taxes from continuing operations for the three months ended June 30, 2007 included $7.1 million of tax costs associated with the legal reorganization of the Company pursuant to its planned separation.

Income from continuing operations for the six months ended June 30, 2007 was $288.9 million, up 2.7% from $281.2 million a year ago. Income from continuing operations was $1.39 per diluted share, up 3.0% from $1.35 per diluted share a year ago. The increase in 2007 income from continuing operations as compared to 2006 reflects many of the same factors that impacted business performance during the second quarter of 2007. Income from continuing operations for the six months ended June 30, 2007 also included $27.1 million of separation expenses ($24.9 million net of $2.2 million of tax benefits) primarily related to tax and accounting fees, legal fees, professional advisory fees and other related costs. In addition, income taxes from continuing operations for the six months ended June 30, 2007 includes $7.1 million of tax costs associated with the legal reorganization of the Company pursuant to its planned separation.

In the quarter, the Company experienced improved pricing of approximately $55.0 million, volume and mix increases of approximately $31.0 million, productivity improvements of approximately $49.0 million, which include materials management initiatives and other productivity related benefits and approximately $3.0 million of net foreign exchange transactional and translational gains. These benefits were partially offset by continued commodity, energy and logistics cost escalations of approximately $68.0 million primarily due to increased copper, aluminum and fuel costs, labor cost inflation and other operating expense escalations of approximately $31.0 million, which include approximately $8.0 million of warranty expense associated with the Company’s whole house air filters, additional investments primarily in new product development and marketing of approximately $14.0 million and $8.0 million more operational consolidation expenses in 2007 as compared to 2006. The Company’s performance for the six months ended June 30, 2007 was impacted by many of the same items mentioned above. See discussions below for year over year change in segment income for each business segment.

Results of Operations by Business Segment

The following discussion and analysis addresses year-over-year changes in the line items shown in the Summary Segment and Income Statement Data in Note 15 of Notes to Financial Statements. Approximately half of the Company’s business is outside the U.S. and therefore, changes in exchange rates can have a significant effect on segment income when presented in U.S. dollars. Year-over-year changes in sales and segment income and, in certain cases, segment income as a percentage of sales, for 2007 compared with 2006 are presented both with and without the effects of foreign exchange translation. Presenting segment income excluding the translation effects of foreign exchange amounts is not in conformity with generally accepted accounting principles (GAAP), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. Changes in sales and segment income excluding foreign exchange effects are calculated using current year sales and segment income translated at prior year exchange rates. The presentation of sales, segment income, total segment income and segment income as a percentage of sales with and without the effects of foreign currency translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Air Conditioning Systems and Services Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Air Conditioning Systems and Services for the second quarter of 2007 compared with the second quarter of 2006, showing the effect of foreign exchange translation.

(Dollars in millions)	Three Months Ended June 30, 2006 Reported	Three Months Ended June 30, 2007
		2007 Reported	Percentage Change Reported		Excluding foreign exchange translation
					2007 Adjusted Amount	Percentage change Adjusted
Sales	$1,858.5	$2,037.7	9.6%		$2,015.8	8.5%

Segment income	$278.1	$288.8	3.8%		$286.5	3.0%

Segment income as a percentage of sales	15.0%	14.2%	(0.8	) pts.	14.2%	(0.8	) pts.

Sales of Air Conditioning Systems and Services increased 9.6% (8.5% excluding favorable foreign exchange translation effects) to $2,037.7 million for the second quarter of 2007 from $1,858.5 million for the second quarter of 2006. Overall, sales benefited from price increases, volume gains in commercial equipment sales and growing commercial contracting and services sales, which more than offset lower sales volumes in residential product sales. Sales benefited during the second quarter of 2007 from price increases of approximately $68 million with the remainder of the increase driven by volume and mix. Commercial equipment sales, which represent approximately 45% of total Air Conditioning Systems and Services sales, increased 16.3% on a global basis. Within the commercial equipment segment, global unitary sales were up 12.6%, and global applied sales were up 20.4%. Sales increased 9.0% in the parts, services and solutions part of our business.

The commercial equipment market in the U.S. was up an estimated 14% year-over-year, consisting of 3-4% growth in price and 10-11% growth in volume. Markets in Europe and the Middle East as well as Asia increased in the mid to high single digits. Globally, orders were up 5.0% (excluding favorable foreign exchange translation effects and 2006 orders associated with operations in Australia, which were sold in the fourth quarter of 2006) in the second quarter of 2007 as compared to 2006. In the Americas, total orders were up 9.0% (excluding favorable foreign exchange translation effects), with increases in both the unitary and applied markets. Internationally, orders were down 6.0% (excluding favorable foreign exchange translation effects and 2006 orders associated with operations in Australia, which were sold in the fourth quarter of 2006) in the second quarter of 2007. Orders in Asia were down due to focusing on higher profit business, while orders increased in Europe and the Middle East. Backlog at the end of the quarter was $976 million, up 9.0% from the second quarter of last year (excluding foreign exchange translation effects and 2006 backlog associated with operations in Australia, which were sold in the fourth quarter of 2006).

Sales of the Company’s residential products increased 0.6% year-over-year. This increase was driven by price increases and to a lesser extent increased mix, which were nearly offset by decreased volume. The Company experienced lower sales volumes in compressor bearing units, furnaces and air handlers. The decrease in volume was impacted by the overall decrease in the residential market, which included the impact of lower new residential construction. In addition, average temperatures in the second quarter of 2007 were down 3-5% as compared to the second quarter of 2006. While the Company estimates that compressor bearing unit shipments for the total market were up 4-5% versus the second quarter of 2006, the Company estimates that motor bearing manufacturer’s shipments were down approximately 1-2%, which includes compressor bearing units, furnaces and air handlers. The Company believes new residential construction will continue to impact sales volumes for the remainder of 2007. As a result, the Company continues to monitor its inventories in its distribution channel, which appear to be at reasonable levels.

Air Conditioning Systems and Services sales for the six months ended June 30, 2007 were $3,645.2 million up 9.7% (8.6% excluding foreign exchange translation effects) when compared to sales for the six months ended June 30, 2006. Sales for the six months ended June 30, 2007 were favorably impacted by many of the same factors that drove revenue growth in the second quarter of 2007.

Segment income of Air Conditioning Systems and Services increased 3.8% (3.0% excluding foreign exchange translation effects) to $288.8 million in the second quarter of 2007 from $278.1 million in the second quarter of 2006. Segment income benefited from price increases of approximately $68 million, volume and mix increases of approximately $17 million and productivity improvements of approximately $35 million, which include approximately $26 million from material savings initiatives and approximately $9.0 million of other productivity related benefits. These improvements were partially offset by commodity cost increases associated with copper, aluminum and logistics of approximately $65 million, labor cost escalations and other operating cost increases of approximately $17 million, incremental investments primarily in new product development and marketing of approximately $14 million and increased warranty expenses of approximately $15 million, which includes $8 million of warranty expense associated with the Company’s whole house air filters.

Segment income increased 9.1% (8.3% excluding favorable foreign exchange translation effects) to $446.2 million in the first six months of 2007 from $408.9 million in the comparable prior period of 2006. The improvement in segment income during the first six months of 2007 was driven by many of the same items mentioned above.

Vehicle Control Systems Segment

Following is an analysis of changes in sales, segment income and segment income as a percentage of sales for Vehicle Control Systems for the second quarter of 2007 compared with the second quarter of 2006, showing the effect of foreign exchange translation.

(Dollars in millions)	Three Months Ended June 30, 2006 Reported	Three Months Ended June 30, 2007
		2007 Reported	Percentage Change Reported		Excluding foreign exchange translation
					2007 Adjusted Amount	Percentage Change Adjusted
Sales	$511.2	$582.3	13.9%		$546.0	6.8%

Segment income	$59.5	$67.1	12.8%		$62.7	5.4%

Segment income as a percentage of sales	11.6%	11.5%	(0.1	) pts.	11.5%	(0.1	) pts.

Sales of Vehicle Control Systems for the second quarter of 2007 were $582.3 million, an increase of 13.9% (6.8% excluding foreign exchange translation) from $511.2 million in the second quarter of 2006, due to increases in truck builds, increased content per vehicle, new applications and aftermarket sales growth. This increase was partially offset by approximately $14 million of price decreases. Sales in Europe, the Company’s largest market, increased 17.5% (increased 9.4% excluding the favorable effects of foreign exchange) which exceeded the growth in the European truck build market. The Company estimates that the European truck build market increased 3.4% as compared to 2006. Total aftermarket sales for the second quarter increased 11% (4.0% excluding the unfavorable effects of foreign exchange). Aftermarket sales growth in the quarter was limited by supply chain capacity limitations due to prioritizing original equipment manufacturer sales ahead of aftermarket demand. Sales decreased 4.5% in the Americas region, which includes the U.S. and Latin America (decreased 10.4% excluding the effects of favorable foreign exchange translation). Sales to original equipment manufacturers in the region were down in line with decreased truck builds year over year. A better mix of trailer and aftermarket sales in Brazil helped offset the significant decrease in U.S. truck builds year over year. The North American truck build market decreased 47.0% when compared to 2006. The decrease was influenced by sales volumes in 2006 ahead of regulations mandating better emissions standards, which became effective in 2007. In Asia, our sales increased 14.1% with and without foreign exchange. Sales performance in Asia was influenced by a significant increase in sales in China. The sales growth in China was primarily driven by the successful introduction of the Company’s compressor product line in the market. Backlog at the end of the quarter was $1,052 million, up 28.0% (up 22.0% excluding favorable foreign exchange translation effects) from the second quarter of 2006.

Sales for the six months ended June 30, 2007 were $1,141.1 million up 15.1% when compared to sales for the six months ended June 30, 2006. The sales increase recognized in the first six months of 2007 was driven by the same factors as discussed above.

Segment income for Vehicle Control Systems for the second quarter of 2007 increased 12.8% (increased 5.4% excluding favorable foreign exchange translation effects) to $67.1 million from $59.5 million in the second quarter of 2006. Segment income benefited from volume and mix increases of approximately $14 million, reduced warranty expenses of approximately $12 million and productivity improvements of approximately $8 million. These improvements were partially offset by price decreases of approximately $14 million, labor cost escalations of approximately $4 million and commodity cost increases of approximately $3 million. In addition, the second quarter of 2007 included operational consolidation expenses of $7.7 million, which were primarily associated with severance relating to 2007 plans. Operational consolidation expenses were $1.4 million during the second quarter of 2006. Overall, the increase in sales did not translate into improved segment income as a percentage of sales when compared to 2006 due to delays in meeting aftermarket sales demand and additional costs within the supply chain created by the need to meet higher than expected demand from the original equipment manufacturer sector of the business. Segment income increased 10.6% (2.8 % excluding favorable foreign exchange translation effects) to $140.8 million in the first six months of 2007 from $127.3 million in the comparable prior period of 2006. The increase in segment income for the first six months of 2007 was impacted by many of the same items described above.

Other Summary Segment and Income Data Items

Equity in net income of unconsolidated joint ventures decreased to $7.3 million in the second quarter of 2007 from $12.0 million in the second quarter of 2006 and decreased to $14.6 million for the first half of 2007 as compared to $21.9 million in the first half of 2006. The decrease in the second quarter and six months ended June 30, 2007 primarily resulted from the performance of our Meritor WABCO joint venture in the U.S. and Vehicle Control Systems’ joint venture in India. The performance of the Meritor WABCO joint venture in the U.S. was impacted by lower sales volumes due to the market declines experienced in North America.

Interest expense decreased $3.6 million to $27.3 million in the second quarter of 2007 compared with $30.9 million in the second quarter of 2006 and decreased $5.4 million in the first half of 2007 to $55.5 million from $60.9 million in the comparable prior period. The reduction in interest expense in the second quarter and first half of 2007 primarily resulted from lower average debt balances.

Corporate and other expenses in the second quarter of 2007 increased $13.6 million to $65.6 million from $52.0 million in the second quarter of 2006. The increase in 2007 is substantially due to $21.1 million of separation expenses incurred during 2007 primarily related to tax and accounting fees, legal fees, professional advisory fees and other related costs including $5.9 million of costs associated with the early retirement of Senior Bonds. These costs were partially offset by $4.8 million more foreign exchange gains in 2007 as compared to 2006. Corporate and other expenses for the six-months ended June 30, 2007 amounted to $122.1 million, up $22.3 million from $99.8 million in the six-months ended June 30, 2006. The increase is substantially due to $27.1 million of separation expenses incurred during the first six months of 2007, including $5.9 million of costs associated with the early retirement of debt discussed above. Corporate and other expenses, shown in the Summary Segment and Income Statement Data table in Note 15 of Notes to Financial Statements, primarily include some of the expenses classified as selling and administrative expenses in the Unaudited Summary Consolidated Statement of Income on page 2. Corporate and other expenses also include certain items classified in Other expense (income) in the Unaudited Summary Consolidated Statement of Income. Period-to-period changes in the significant components of Other expense (income) are explained by the comments in this paragraph on corporate expenses and in the first paragraph of this section on equity in net income of unconsolidated joint ventures.

The income tax provision from continuing operations for the second quarter of 2007 was $82.8 million, or 30.6% of pre-tax income, compared with a provision of $77.5 million, or 29.1% of pre-tax income in the second quarter of 2006. The income tax provision for the second quarter of 2007 included $10.2 million of tax benefits primarily associated with foreign audit settlements and the expiration of statute of limitations and $7.1 million of costs associated with the legal reorganization of the Company pursuant to its planned separation. The tax provision for the second quarter of 2006 reflected $7.0 million of tax benefits primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside of the United States. The tax provision for the first six-months of 2007 was $135.1 million, or 31.9% of pre-tax income, compared with a provision of $116.2 million or 29.2% of pre-tax income for the six-months ended June 30, 2006. The income tax provision for the first six months of 2007 and 2006 reflected tax benefits of $9.7 million. In addition, the tax provision for the six months ended June 30, 2007 includes $7.1 million of costs associated with the legal reorganization of the Company pursuant to its planned separation.

Upon the completion of the spinoff of WABCO, the financial results of the Vehicle Control Systems business will also be reported as part of discontinued operations. The Company expects its income tax provision from continuing operations, which will exclude the Bath and Kitchen and Vehicle Control Systems businesses, to be in the range of 34% to 36%, excluding the impact of the resolution of audits, tax contingencies, changes in tax rules and regulations and assuming no significant changes in the geographic distribution of the Company’s earnings

Financial Results Overview - Discontinued Operations

As previously discussed, the Bath and Kitchen business has been reported as discontinued operations. See Note 2 of Notes to Financial Statements for summary financial information of the business.

Bath and Kitchen sales increased 6.4% (1.8% excluding foreign exchange translation effects) to $660.5 million for the second quarter of 2007 from $621.0 million for the second quarter of 2006. Sales benefited during the second quarter of 2007 from price increases of approximately $13 million with the remainder of the increase driven by volume and mix; additionally, sales in the second quarter of 2006 included approximately $15 million of sales from Armitage Venesta business, which was sold at the end of the first quarter of 2007. Bath and Kitchen experienced increased price across all regions. Sales in the Americas region increased 2% despite difficult market conditions. Demand for new products in the

Americas region was positive despite the decrease in new residential construction. New products include the Cadet 3 toilet and the newly launched Champion 4 toilet. Sales in Asia increased 12.2% (6.3% excluding favorable foreign exchange translation effects).

Sales for the six months ended June 30, 2007 were $1,318.4 million, up 7.2% when compared to sales for the six months ended June 30, 2006. Sales for the six-months ended June 30, 2007 were impacted by many of the second quarter 2007 factors described above.

Pre-tax income was $7.8 million for the three months ended June 30, 2007 as compared to a loss of $2.3 million in 2006. Pre-tax income benefited from price increases of approximately $13 million and benefits from prior operational consolidation programs of approximately $9 million. These improvements were partially offset by approximately $11 million more of operational consolidation expenses during the second quarter of 2007 as compared to 2006, commodity cost increases associated with copper and zinc of approximately $10 million, $6 million of additional operating expenses, partially attributable to the separation plan and approximately $2 million of decreases from volume and mix. In addition, pre-tax income in the second quarter of 2006 included a gain of $6.3 million associated with the sale of the ceramic manufacturing operation in Europe. Lastly, pre-tax income in the second quarter of 2007 includes a benefit of $23.1 million associated with ceasing to depreciate and amortize long-lived assets as such assets were considered held for sale as of the first quarter of 2007.

The tax provision in the second quarter of 2007 was $19.3 million as compared to a benefit of $4.8 million in 2006. The income tax provision in the second quarter of 2007 includes $20.0 million of tax costs associated with the legal reorganization of the Company pursuant to the Company’s planned separation.

Pre-tax income was $104.2 million for the six months ended June 30, 2007 as compared to a loss of $12.1 million in 2006. The increase in pre-tax income during the first six months of 2007 was attributable to many of the items mentioned above. In addition, pre-tax income for the first six months of 2007 included a gain of $80.8 million recorded on the sale of the Armitage Venesta business and a benefit of $37.5 million for a portion of the first quarter and all of the second quarter associated with ceasing to depreciate and amortize long-lived assets as such assets were considered held for sale as of the first quarter of 2007.

The tax provision for the first six months of 2007 was $43.8 million as compared to a benefit of $6.7 million in 2006. The tax provision in 2007 included an expense of $24 million on the gain of the sale of Armitage Venesta and $20.0 million of tax costs associated with the legal reorganization of the Company pursuant to the Company’s planned separation.

Liquidity and Capital Resources

Cash provided by operating activities was $92.2 million in the first six months of 2007 as compared to cash provided by operating activities of $153.2 million in the first six months of 2006, a decrement of $61.0 million. Cash flow from operating activities during the first six months of 2007 was adversely impacted by the termination of the Vehicle Control Systems business’s participation in the Company’s European accounts receivable asset securitization program. Specifically, in the second quarter of 2007, the Company repurchased from the bank the outstanding balance of receivables sold into the program, which resulted in a $197.2 million payment. The impact of terminating the Vehicle Control Systems portion of the Company’s European receivable securitization program was partially offset by better inventory management and improved accounts payable terms during the first six months of 2007 as compared to 2006. Also, cash flows from operations in 2007 reflects $26.7 million of pension contributions as compared to $50.5 million of contributions made in 2006. The $26.7 million reflects a special contribution to the U.K. pension plans resulting from the sale of a business. The $50.5 million of contributions in 2006 were associated with the Company’s U.S. pension plans. The Company expects to contribute $30.0 million to such plans in the third quarter of 2007. Finally, cash flow from operating activities in 2007 included cash outflows from separation costs, which totaled $16.6 million. Cash used by discontinued operations included in cash flow from operating activities, was $9.5 million and cash provided by discontinued operations was $78.0 million for the six months ended June 30, 2007 and 2006, respectively.

The Company generated free cash flow of $212.0 million during the first six months of 2007 as compared to $62.1 million during the first six months of 2006. Free cash flow for the six months ended June 30, 2007 excludes the proceeds received from the sale of the Armitage Venesta Washroom Systems business, separation activities relating to terminating Vehicle Control Systems’ portion of the European accounts receivable securitization program and separation costs, as well as an accelerated pension contribution made in the second quarter of 2007. Free cash flow for the six months ended June 30, 2007 includes proceeds related to an insurance settlement received in the first quarter of 2007. Each of these adjustments is outlined in the reconciliation below. In addition, free cash flow used by discontinued operations, included in free cash flow, was $33.8 million and cash provided by discontinued operations was $57.9 million for the six months ended June 30, 2007 and 2006, respectively. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows provided (used) in operating activities.

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	$92.2	$153.2
Adjustments to net cash provided by operating activities:
Termination of accounts receivable securitization program	197.2	—
Accelerated pension payment	26.7	—
Separation costs	16.6	—

Adjusted net cash provided by operating activities	332.7	153.2
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(120.7)	(106.3)
Proceeds from disposal of property	—	15.2

Free cash flow	$212.0	$62.1

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

In investing activities, the Company made capital expenditures and investments in computer software of $120.7 million in the first six months of 2007 as compared to $106.3 million in the first six months of 2006. The increase in capital expenditures during 2007 relates to the timing of investments made by the Bath and Kitchen business and increased capital expenditures in Air Conditioning Systems and Services associated with the construction of a new facility in Asia. In addition, the Company received $171.8 million of cash proceeds from the sale of businesses, which was substantially comprised of $165.0 million of cash proceeds received in the first quarter of 2007 from the sale of the Armitage Venesta business. Cash provided by operating and investing activities for the first six months of 2007 was $127.5 million and financing activities used $47.1 million. The net cash generated by operating and investing activities contributed to the increase in cash on hand and funded, in part, debt reductions of $67.1 million and dividend payments of $72.8 million. During the first six months of 2006, the Company generated $65.0 million in operating and investing activities and $228.5 million was used by financing activities. The net cash generated by operating and investing activities and cash provided by net borrowings of $154.2 million funded, in part, dividend payments and share repurchases totaling $73.1 million and $349.4 million, respectively. Cash provided by discontinued operations, included in investing activities was $140.1 million for the six months ended June 30, 2007 and cash used by discontinued operations, included in investing activities, was $5.0 million for the six months ended June 30, 2006. The $140.1 million of cash provided by investing activities of discontinued operations included the $165 million of proceeds received from the sale of Armitage Venesta.

On July 11, 2007, the Board of Directors approved the payment of a dividend of $0.16 per share of common stock to be paid on September 20, 2007, to shareholders of record on September 4, 2007. In addition, on July 12, 2007, the Board of Directors approved the tax-free spinoff of its Vehicle Control Systems business into a new publicly traded company to be called WABCO. As part of its approval, the Board of Directors authorized a dividend on its common stock of one WABCO share for every three shares of American Standard and established the close of business on July 19, 2007 as the record date. During the first six months of 2007, the Company did not repurchase shares of its common stock. The Company plans to resume its share repurchase program during the second half of 2007 and plans to expend the majority of the remaining authorized but unexpended amount.

On May 31, 2007, the Company replaced the primary bank credit agreement in existence as of March 31, 2007 and various other 364 day credit facilities with two new credit agreements that provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion, available to all Borrowers as follows: (a) a five year, $1 billion multi-currency revolving credit facility expiring in 2012 of which up to $250 million may be used for issuing letters of credit and up to $100 million for same-day, short-term borrowings and (b) a 364 day, $500 million multi-currency revolving credit facility of which up to $75 million can be used for same-day, short term borrowings. The 364 day facility has an option to renew for an additional 364 days.

Under the five year facility, the Company pays a facility fee of .125% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .425% for usage less than or at 50% and a spread of .475% for usage over 50%. The Company also pays a .425% per annum plus issuance fees for letters of credit.

Under the 364 day facility, the Company pays a facility fee of .10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .45% for usage less than or at 50% and a spread of .50% for usage over 50%.

The LIBOR spreads for both the five year facility and the 364 day facility are subject to adjustments should the Company’s debt ratings change. Under the primary credit agreements, the Company, American Standard Inc. and American Standard International Inc. guarantee the debt obligations.

The primary credit agreements contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a Liquidity Test. The Company is currently in compliance with the covenants contained in the credit agreement.

In connection with the entry into its current primary credit facilities, the Company terminated its then existing American Standard Inc. 364 day facilities and expects to terminate a subsidiary borrowers 40 million Euro Dollar Facility ($53.8 million at June 30, 2007 exchange rates) by the end of 2007. On April 30, 2007 the Company repaid the 30 million Euro ($41.0 million at April 30, 2007 exchange rates) 7.59% Guaranteed Senior Bonds due 2013 with its credit facility. In addition to its primary 364 day facility, the Company, through a foreign subsidiary, continues to maintain a $50.0 million 364 day facility to support operations in Canada (the “Canadian Facility” together with the Euro Dollar Facility, the “364 Day Foreign Facilities”).

At June 30, 2007, total indebtedness of the Company was $1,665.3 million. The Company had remaining borrowing capacity under its primary bank credit agreements at June 30, 2007 of $907.0 million after reduction for borrowings of $549.7 million and $43.6 million of outstanding letters of credit. In addition, there was $37.8 million outstanding under the 364 Day Foreign Facilities and $66 million remaining available under such facilities. In addition, the Company had $207.5 million available at June 30, 2007 under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $114.0 million as of June 30, 2007.

Consistent with prior quarters, at June 30, 2007, the Company was restricted from remitting approximately $74 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

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

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. These facilities are subject to annual renewals. The facility in Europe was renewed in May 2007. The U.S. facility will require renewal in September 2007. The Company has the ability to renew these facilities. Receivables that relate to the Vehicle Control Systems’ business are no longer securitized as of May 31, 2007 due to the spinoff of that business and the European facility limit was reduced to €150 million (or $202 million at June 30, 2007 exchange rate) from €300 million. In conjunction with reducing the facility limit, the Company repurchased the outstanding balance of Vehicle Control Systems’ receivables sold into the program. The outstanding balance of receivables purchased totaled $197.2 million. As part of the Bath and Kitchen sale, the Company intends to discontinue the European facility entirely. As of June 30, 2007 advances from conduits were $199.8 million under the European program as compared to $389.5 million at December 31, 2006. The amount of receivables sold under the U.S securitization program have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As part of the Bath and Kitchen sale, the Company expects to reduce the size of the U.S. program.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $81.3 million as of June 30, 2007, extending from 2007 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2007 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

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

•

the extent to which the Company is able to complete the sale of the Bath and Kitchen business, and the ability to realize the anticipated benefits associated with the contemplated separation transactions.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2007.

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

There have been no significant changes since June 30, 2007, except as discussed below. The Company believes that the resolution of the litigation matters described below will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company’s indirect subsidiary, American Standard Europe BVBA (“ASE”), a written request for information. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including the Company and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO Holdings Inc. (“WABCO”) as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), ASE, which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. American Standard and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission to present evidence regarding the response to the Statement of Objections is expected to occur sometime in the fall of 2007.

The European Commission recently adopted new fining guidelines (the “2006 Guidelines”) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to 10% of the parent company’s (i.e., the Company’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine were levied in 2007, the total liability would be approximately $1.1 billion based on the Company’s worldwide revenue in 2006 subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfills all conditions set forth in the Commission’s leniency notice. The Company is confident in ASE’s ability to satisfy its obligations under the Indemnification Agreement, because WABCO’s capital structure includes only a minimal amount of debt. As a result, the Company believes that WABCO will have sufficient funds available under its existing five year revolving credit facility, from operating cash flows and from additional bank credit facilities it expects to be able to arrange, in order for ASE to pay the fine.

Trane Indonesia Distributor Termination Litigation

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the Company, four of the Company’s subsidiaries (including the Indonesian Bath and Kitchen entity) and two business leaders (including the Trane commercial country leader for Indonesia and the Trane commercial business leader for Asia). The complaint, with which the Company and its affiliates have not yet been formally served, alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions P, by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit and has not recorded a liability related to this matter.

See also Note 10 of Notes to Financial Statements for additional discussion of legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On October 5, 2006, the Company’s Board of Directors approved $500 million to purchase shares of the Company’s common stock in the open market. As of June 30, 2007, the unexpended authorization on the current program totaled $500 million. As of June 30, 2007 the unexpended authorization on the current and prior programs totaled $512.5 million. During the first six months of 2007, the Company did not repurchase any shares of its common stock under these programs. The Company plans to expend the majority of the remaining authorized but unexpended amount for share repurchases during the current year.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	Date of Annual Meeting.

The Annual Meeting of Shareholders of the Company was held on May 3, 2007, at the ASD Learning Center located at One Centennial Avenue, Piscataway, New Jersey.

(b)	Election of Directors – Voting Results.

Nominee	For	Withheld
Steven E. Anderson	167,567,691	5,016,626
Steven F. Goldstone	167,692,203	4,892,114
Ruth Ann Marshall	168,132,965	4,451,352

Other Directors continuing in office:

Jared L. Cohon

Paul J. Curlander

Kirk S. Hachigian

Edward E. Hagenlocker

Dale F. Morrison

Frederic M. Poses

(c)	Additional maters voted upon:

Approval of the amendment to the American Standard Companies Inc. 2002 Omnibus Incentive Plan:

For	Against	Abstain	Broker Non-Votes
144,201,769	10,628,235	2,088,700	15,665,613

Ratification of appointment of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
168,447,837	2,893,840	1,242,640	0

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Brad M. Cerepak
Brad M. Cerepak
Vice President and Controller
(Principal Accounting Officer)

August 2, 2007

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)
2.2	Stock and Asset Purchase Agreement between American Standard Companies Inc., ASD Acquisition Corp. and Ideal Standard International Holdings SARL dated as of July 23, 2007, (previously filed as Exhibit 2.1 to American Standard’s Form 8-K filed on July 26, 2007, and herein incorporated by reference.)

10.1*	The American Standard Companies Inc. 2002 Omnibus Incentive Plan (Restated to include all amendments through May 3, 2007), filed herewith.

10.2	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.3	Transition Services Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.4	Employee Matters Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.5	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.