Form 10-Q
period 2007-09-30
AMERICAN STANDARD COMPANIES INC
filed 2007-10-30
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at

October 29, 2007	192,594,962 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$1,982.0	$1,840.0	$5,627.2	$5,161.9

Costs and expenses
Cost of sales	1,404.7	1,303.9	3,986.4	3,649.7
Selling and administrative expenses	348.6	329.8	1,040.8	970.8
Other (income)/expense	3.7	(0.4)	2.8	7.9
Interest expense	30.5	27.9	83.8	87.3

	1,787.5	1,661.2	5,113.8	4,715.7

Income from continuing operations before income taxes	194.5	178.8	513.4	446.2
Income taxes	65.3	55.7	175.8	134.7

Income from continuing operations applicable to common shares	129.2	123.1	337.6	311.5

(Loss)/income from discontinued operations, net of income taxes	(67.3)	27.8	73.6	115.2

Net income	$61.9	$150.9	$411.2	$426.7

Net income per share
Basic
Income from continuing operations	$0.65	$0.62	$1.68	$1.54
(Loss)/income from discontinued operations	(0.34)	0.14	0.37	0.57

Net income	$0.31	$0.76	$2.05	$2.11

Diluted

Income from continuing operations	$0.63	$0.60	$1.63	$1.51
(Loss)/income from discontinued operations	(0.33)	0.14	0.36	0.55

Net income	$0.30	$0.74	$1.99	$2.06

Cash dividends per share of common stock	$0.16	$0.18	$0.52	$0.54

Average common shares outstanding
Basic	199,485,773	199,767,912	200,959,806	202,387,266
Diluted	204,455,659	204,222,846	206,517,498	206,879,990

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$316.2	$232.9
Accounts receivable, less allowance for doubtful accounts: Sept. 2007—$41.2; Dec. 2006—$38.3	1,236.2	930.3
Inventories:
Finished products	482.2	432.0
Products in process	166.7	171.4
Raw materials	114.1	88.5
Other current assets	312.4	389.9
Assets of discontinued operations – Bath and Kitchen	2,477.5	2,162.7
Assets of discontinued operations – Vehicle Control Systems	—	1,234.4

Total current assets	5,105.3	5,642.1
Facilities, less accumulated depreciation:
Sept. 2007—$302.5; Dec. 2006—$244.4	794.3	758.7
Goodwill	314.1	305.2
Long-term asbestos receivable	336.0	336.6
Long-term future income tax benefits	221.2	194.6
Other assets	265.4	175.9

Total assets	$7,036.3	$7,413.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks, including current maturities of long-term debt	$31.6	$100.6
Accounts payable	707.4	549.7
Accrued payrolls	263.6	244.6
Current portion of warranties	155.3	137.3
Taxes on income	115.6	48.8
Other accrued liabilities	541.2	547.0
Liabilities of discontinued operations—Bath and Kitchen	862.4	855.9
Liabilities of discontinued operations—Vehicle Control Systems	—	927.4

Total current liabilities	2,677.1	3,411.3

Long-term debt	2,231.2	1,543.4
Post-retirement benefits	308.5	325.4
Long-term portion of asbestos liability	637.0	652.8
Warranties	302.1	275.3
Deferred tax liabilities	98.4	70.6
Other liabilities	291.1	210.8

Total liabilities	6,545.4	6,489.6

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 560,000,000 shares authorized; shares issued: 251,776,794 in 2007; 251,773,228 in 2006; and shares outstanding: 192,409,806 in 2007; 199,891,689 in 2006	2.5	2.5
Capital surplus	950.9	897.0
Treasury stock, at cost: 59,366,988 shares in 2007; 51,881,539 shares in 2006	(1,827.8)	(1,523.3)
Retained earnings	1,742.0	1,972.4
Accumulated other comprehensive income:
Foreign currency translation effects	(153.0)	(138.9)
Deferred gain on hedge contracts, net of tax	1.8	3.3
Unrealized losses on benefit plans, net of tax	(225.5)	(289.5)

Total shareholders’ equity	490.9	923.5

Total liabilities and shareholders’ equity	$7,036.3	$7,413.1

See accompanying notes

AMERICAN STANDARD COMPANIES INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2007	2006
Cash provided/(used) by:
Operating activities:
Net income	$411.2	$426.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106.2	143.3
Amortization of capitalized software and other intangibles	40.4	63.7
Accelerated depreciation associated with restructuring programs	25.4	6.4
Equity in earnings of unconsolidated joint ventures, net of dividends received	(11.7)	(13.7)
Non-cash stock compensation	75.3	75.0
Gain on sale of a non-strategic business and other asset sale gains	(82.3)	(3.9)
Changes in assets and liabilities:
Accounts receivable	(687.3)	(364.8)
Inventories	(97.5)	(209.1)
Accounts payable	158.9	138.9
Other accrued liabilities and taxes	74.1	217.9
Post-retirement benefits	(8.9)	(29.2)
Asbestos receivable/liability, net	(15.2)	(5.3)
Other current and long-term assets	25.2	(9.8)
Other long-term liabilities	47.0	(12.5)

Net cash provided by operating activities	60.8	423.6

Investing activities:
Purchases of property, plant and equipment	(160.4)	(138.3)
Investments in businesses	(12.4)	—
Investment in computer software	(31.0)	(27.9)
Proceeds from repayment of loan from unconsolidated joint venture, net	—	3.9
Proceeds from sale of a non-strategic business and other asset sales	171.7	16.0

Net cash used by investing activities	(32.1)	(146.3)

Financing activities:
Proceeds from issuance of long-term debt	26.5	14.9
Repayments of long-term debt	(45.7)	(311.6)
Net change in revolving credit facilities	613.2	285.2
Net change in other short-term debt	(65.1)	91.2
Purchases of treasury stock	(443.3)	(450.0)
Dividend payments	(104.9)	(108.9)
Proceeds from exercise of stock options	74.2	33.2
Proceeds from settlement of foreign exchange forward contracts	—	1.4
Cash distributed to WABCO	(100.5)	—
Proceeds from issuance of shares to ESPP and excess tax benefit recognized upon exercise of stock options	41.0	16.0

Net cash used by financing activities	(4.6)	(428.6)

Effect of exchange rate changes on cash and cash equivalents	14.6	8.0

Net increase/(decrease) in cash and cash equivalents	38.7	(143.3)
Cash and cash equivalents at beginning of period	293.8	390.7

Cash and cash equivalents at end of period (includes $16.3 million and $49.1 million reported in discontinued operations at September 30, 2007 and 2006, respectively)	$332.5	$247.4

Cash interest paid	$89.4	$88.6
Cash taxes paid	$150.5	$126.8

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. Certain reclassifications of amounts reported in prior years have been made to conform to the 2007 classifications. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s current report on Form 8-K filed on August 6, 2007 related to the tax free spinoff of our Vehicle Control Systems business.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2006 describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2007.

Planned Separation

On February 1, 2007, the Company’s Board of Directors approved a plan to separate its three segments. The Board of Directors believes that separating the businesses will create greater shareowner value. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. On July 12, 2007 the Board of Directors approved the tax-free spinoff of its Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). As part of its approval, the Board of Directors authorized a dividend on its common stock of one WABCO share for every three shares of American Standard and established the close of business on July 19, 2007 as the record date. The spinoff was completed at 11:59pm on July 31, 2007. Approval of the Company’s shareholders was not required for the spinoff. In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), the Vehicle Control Systems business has been included in discontinued operations for all periods presented.

On July 23, 2007, the Company entered into a definitive agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC for $1.755 billion in cash, subject to certain adjustments. The sale is expected to close on or about October 31, 2007 and shareholder approval is not required for the Bath and Kitchen sale. The Bath and Kitchen business has been reported as discontinued operations for all periods presented. Proceeds from the sale of Bath and Kitchen are expected to be used primarily to repurchase common stock and to reduce debt to keep the Company at investment grade standards.

Upon completion of the sale of Bath and Kitchen, the Company’s principal focus will be on its Air Conditioning Systems and Services business. On September 28, 2007, the shareowners of the Company approved an amendment to the certificate of incorporation allowing the Company to change its name from American Standard Companies Inc., to Trane Inc. (“Trane”). The Company expects to change its name before the end of the year.

Note 2. Discontinued Operations

As discussed above, the Company completed the separation of the Vehicle Control Systems business during the third quarter of 2007. The Company also entered into a definitive agreement on July 23, 2007 to sell the Bath and Kitchen business to affiliates of Bain Capital Partners, LLC. Based on these facts, the Vehicle Control Systems and Bath and Kitchen businesses have been reported as discontinued operations for all periods presented.

Loss from discontinued operations for the quarter ended September 30, 2007 and income from discontinued operations for the nine months ended September 30, 2007 include separation costs, net of tax and separation related taxes, of $78.6 million and $133.0 million, respectively. The separation costs relate to investment banking fees, legal fees, tax and accounting fees, professional advisory services, employee costs and other costs and income taxes associated with executing the separation transactions.

Revenue, income (loss) before income taxes, income taxes from discontinued operations and condensed balance sheet information are as follows for Vehicle Control Systems and Bath and Kitchen.

Vehicle Control Systems ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$187.7	$504.6	$1,328.8	$1,495.7

Income (loss) before income taxes	$(1.3)	$60.3	$103.7	$190.3
Income taxes	18.8	13.8	43.5	51.0

Income (loss)	$(20.1)	$46.5	$60.2	$139.3

The results of Vehicle Control Systems are included in the table above through the date of the spinoff.

Vehicle Control Systems ($ in millions):

December 31, 2006
Cash	$35.2
Accounts receivable, net	187.7
Inventories	138.1
Other current assets	49.9
Property, plant and equipment, net	299.7
Goodwill	343.8
Other non-current assets	180.0

Total assets	$1,234.4

Loans payable to banks	$14.1
Current maturities of long-term debt	—
Accounts payable	147.5
Accrued and other current liabilities	242.3
Long-term debt	57.3
Post-retirement benefits	368.6
Other liabilities	97.6

Total liabilities	$927.4

The composition of Vehicle Controls Systems net assets distributed to shareholders on July 31, 2007 was as follows:

July 31, 2007
Assets	$1,563.8
Liabilities	(1,031.8)

Total net assets	532.0
Unrealized losses on benefit plans, net of tax	68.6
Foreign currency translation effect	(83.0)

Impact on retained earnings	$517.6

Bath and Kitchen ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$609.4	$620.2	$1,927.8	$1,849.9

Income (loss) before income taxes	$(8.9)	$(27.7)	$14.6	$(39.8)
Gain on sale of non-strategic business	—	—	80.8	—
Income taxes/(benefit)	38.3	(9.0)	82.0	(15.7)

Income (loss)	$(47.2)	$(18.7)	$13.4	$(24.1)

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

Bath and Kitchen incurred $37.8 million of operational consolidation expenses during the third quarter of 2007 including $37.6 million related to 2007 plans and $0.2 million related to 2006 plans. Bath and Kitchen expended $26.7 million of cash on operational consolidation activities in the third quarter of 2007. The 2007 charges relate to its consolidation of operations and streamlining of commercial functions in Europe and the Americas. Bath and Kitchen is in the process of closing its Wolverhampton, UK, location and transferring its fittings assembly and logistics to more cost effective locations; Bath and Kitchen is also in the process of closing its Excelsior, United Kingdom facility, and has closed its Chiva, Spain and Queimados, Brazil facilities and transferred the ceramics manufacturing operations to more cost effective locations. Bath and Kitchen also streamlined and simplified its commercial organization in several European countries and discontinued the production of cast iron bathtubs at its Revin, France location. Bath and Kitchen also discontinued production of metal tubs and basins at a plant in Cambridge, Ontario Canada. Bath and Kitchen incurred $71.3 million of operational consolidation expenses for the nine months ended September 30, 2007 and expended $38.1 million of cash on operational consolidation activities. Of this amount, $71.8 million related to 2007 plans and a net benefit of $0.5 million related to prior period plans. Bath and Kitchen incurred $25.4 million of operational consolidation expenses during the third quarter of 2006 and $45.4 million during the nine months ended September 30, 2006.

Bath and Kitchen ($ in millions):

	September 30, 2007	December 31, 2006
Cash	$16.3	$25.7
Accounts receivable, net	452.1	216.0
Inventories	497.6	461.9
Other current assets	125.9	77.2
Property, plant and equipment, net	705.6	667.4
Goodwill	560.4	582.7
Other non-current assets	119.6	131.8

Total assets	$2,477.5	$2,162.7

Accounts payable	$237.3	$223.2
Accrued and other current liabilities	359.1	323.6
Post-retirement benefits	156.5	168.9
Other liabilities	109.5	140.2

Total liabilities	$862.4	$855.9

Note 3. Comprehensive Income

Total comprehensive income consisted of the following ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$61.9	$150.9	$411.2	$426.7
Foreign currency translation effects	36.5	16.1	68.9	50.5
Deferred (loss)/gain on hedge contracts, net of tax	0.4	(13.2)	(1.5)	(2.8)
Minimum pension liability adjustment, net of tax	—	(1.4)	—	(4.6)
Unrealized gain/(loss) on benefit plans, net of tax	1.2	—	(4.6)	—

Total comprehensive income	$100.0	$152.4	$474.0	$469.8

Accumulated other comprehensive income was also impacted by the spinoff of the Vehicle Control Systems business. Specifically, foreign currency translation effects were increased by $83.0 million and unrealized losses on benefit plans were decreased by $68.6 million.

Note 4. Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended September 30, 2007 and 2006 included 4,969,886 and 4,454,934 weighted average incremental shares, respectively, for the assumed exercise of stock options; the nine month periods ended September 30, 2007 and 2006 included 5,557,692 and 4,492,725 weighted average incremental shares, respectively. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended September 30, 2007 and 2006 excluded 1,588,669 and 2,344,196 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. The nine month periods ended September 30, 2007 and 2006 excluded 1,590,969 and 2,150,422 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three and nine month periods ended September 30, 2007 and 2006, respectively.

Note 5. Capital Stock

On September 20, 2007, a dividend of $0.16 per share of common stock was paid to shareholders of record as of September 4, 2007, totaling $32.1 million. On October, 5, 2007, the Board of Directors approved the payment of a dividend of $0.16 per share of common stock to be paid on December 20, 2007, to shareholders of record on December 3, 2007.

Following is a summary of net shares outstanding and shares issued or reacquired during the first, second and third quarters of 2007.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2006	251,773,228	(51,881,539)	199,891,689

Shares issued upon exercise of stock options	2,182	1,027,478	1,029,660
Shares issued to ESOP	—	389,782	389,782
Shares issued to ESPP	—	49,710	49,710
Other shares issued or (reacquired), net	—	24,621	24,621

Balance, March 31, 2007	251,775,410	(50,389,948)	201,385,462

Shares issued upon exercise of stock options	700	2,135,083	2,135,783
Shares issued to ESOP	—	310,390	310,390
Shares issued to ESPP	—	67,073	67,073
Other shares issued or (reacquired), net	—	9,869	9,869

Balance, June 30, 2007	251,776,110	(47,867,533)	203,908,577

Shares issued upon exercise of stock options	684	787,842	788,526
Stock purchased for treasury	—	(12,718,100)	(12,718,100)
Shares issued to ESOP	—	375,518	375,518
Shares issued to ESPP	—	50,088	50,088
Other shares issued, net	—	5,197	5,197

Balance, September 30, 2007	251,776,794	(59,366,988)	192,409,806

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. The primary objective of the Company’s share repurchase program is to provide a return to investors and to a lesser extent to satisfy stock option exercises. At September 30, 2007, the Company had an unexpended balance of $54.1 million available to repurchase shares under an authorization by the Board of Directors.

Note 6. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123r”), Share Based Payments using the modified prospective approach. Total share-based compensation cost recognized during the three months ended September 30, 2007 and 2006 of $5.0 million and $6.1 million, respectively, has been included in the Consolidated Statements of Income. Share-based compensation cost recognized for the nine months ended September 30, 2007 and 2006 is $15.5 million and $18.4 million. This amount excludes $0.6 million and $0.8 million for the third quarter of 2007 and 2006, respectively, and $2.1 million and $2.6 million for the nine months ended September 30, 2007 and 2006, respectively, of stock-based compensation cost relating to the Bath and Kitchen business. In addition, this amount excludes $0.2 million and $0.7 million for the third quarter of 2007 and 2006, respectively, and $1.7 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively, of stock-based compensation costs related to the Vehicle Control Systems business.

The Company issues its annual share-based compensation grants during the first quarter of each year. The total number and type of awards granted primarily in connection with the annual grant and the related weighted-average grant-date fair values were as follows:

	For the nine months ended
	September 30, 2007			September 30, 2006
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	1,613,719	$37.24	$10.32	2,571,190	$26.42	$7.22
Restricted Stock Units Granted	402,033		$37.76	73,172		$26.44

Total Awards	2,015,752			2,644,362

The options granted in 2007 are exercisable in equal annual installments over a period of three years. 142,611 of the restricted stock units granted in 2007 will vest three years from the date of issuance. The remaining 259,422 of the restricted stock units granted in 2007 will vest two years from the date of issuance.

The following table summarizes the significant assumptions used during the three and nine month periods ended September 30, 2007 and 2006:

Assumption	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Weighted average grant date fair value	$10.32	$7.71	$10.32	$7.22
Risk-free interest rate	4.69%	4.73%	4.69%	4.52%
Expected volatility	26.0%	26.0%	26.0%	26.0%
Expected holding period	5 Years	5 Years	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%	4.0%	4.0%
Dividend yield	1.38%	1.64%	1.38%	1.62%

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

In connection with the spinoff of its Vehicle Control Systems business, adjustments were made to outstanding options in accordance with the original terms of the plans under which the options were granted. These plans require that, in the event of a change in capitalization, outstanding equity awards be proportionally adjusted to reflect the change in capitalization in an equitable manner. All options granted prior to 2007, except for options qualified as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code and certain options granted to employees in Italy and Canada, have been adjusted into two separate options based on the WABCO spinoff distribution ratio. The per share exercise price of the original option was proportionately allocated between the adjusted options based on the relative trading prices of the respective underlying stock immediately following the distribution. The options granted to WABCO employees in 2007 have been equitably adjusted so as to relate solely to shares of WABCO’s common stock and the ISOs and certain options granted in Italy and Canada have been equitably adjusted to relate solely to shares of the Company’s stock. Because these adjustments were required by the terms of the original award and the adjustment maintains the economic value before and after the equity restructuring, no compensation costs have been recognized as a result of these adjustments.

The Company options and the WABCO options issued as part of this adjustment will continue to be subject to the original vesting schedules. Further, for purposes of vesting and the post-termination exercise periods applicable to such stock options, continued employment with WABCO or the Company, as the case may be, will be viewed as continued employment with the issuer of the options.

Note 7. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2007 (dollars in millions):

2007
Balance of goodwill, beginning of year	$305.2
Acquisitions	5.9
Dispositions	—
Foreign exchange translation	3.0

Balance of goodwill as of September 30, 2007	$314.1

Note 8. Accounts Receivable Securitization Agreements

Accounts receivables that related to the Vehicle Control Systems business ceased to be sold into the Company’s European accounts receivable asset securitization program as of May 31, 2007. In conjunction with this, the Company repurchased Vehicle Control Systems accounts receivables previously sold into the program for a purchase price of $197.2 million. On August 31, 2007, the Company terminated the remainder of its accounts receivable financing facility in Europe due to the spinoff of the Vehicle Controls Systems business and the pending sale of the Bath and Kitchen business. In conjunction with the termination, the Company repurchased the outstanding balances of the receivables sold into the program for a purchase price of $203.5 million.

On September 15, 2007, due to the pending sale of the Bath and Kitchen business, the Company repurchased accounts receivables related to the Bath and Kitchen business that were previously sold into the U.S. asset securitization program for a purchase price of $7.7 million. The Company also reduced the size of its U.S. accounts receivable securitization program. The limit on the Company’s U.S asset securitization program was reduced to $150 million from $200 million.

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

Under the five year facility, the Company pays a facility fee of ..125% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .425% for usage less than or at 50% and a spread of .475% for usage over 50%. The Company also pays a fee of .425% per annum plus issuance fees for letters of credit.

Under the 364 day facility, the Company pays a facility fee of ..10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .45% for usage less than or at 50% and a spread of .50% for usage over 50%.

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

In connection with the entry into its current primary credit facilities, the Company terminated its then existing American Standard Inc. 364 day facilities. On April 30, 2007 the Company repaid the 30 million Euro ($41.0 million at April 30, 2007 exchange rates) 7.59% Guaranteed Senior Bonds due 2013 with its credit facility. Also, on July 31, 2007 the Company terminated a subsidiary borrower’s 40 million Euro Dollar Facility. In addition to its primary 364 day facility, the Company, through a foreign subsidiary, continues to maintain a $50.0 million 364 day facility to support operations in Canada (the “Canadian Facility” together with the “364 Day Foreign Facilities”).

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $12.4 million and $11.8 million for the three months ended September 30, 2007 and 2006, respectively, and $32.4 million for both the nine months ended September 30, 2007 and 2006. Total warranty expense was $60.1 million and $47.3 million for the three months ended September 30, 2007 and 2006, respectively, and $143.4 million and $113.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2007 and 2006 ($ in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$441.5	$395.9	$412.5	$377.7
Warranty costs accrued	40.1	36.6	98.1	85.0
Deferred income on extended warranty contracts sold	26.0	20.2	71.6	61.5
Warranty claims settled	(40.1)	(28.8)	(90.8)	(71.5)
Amortization of deferred income on extended warranty contracts	(18.6)	(17.4)	(48.8)	(44.4)
Increases (decreases) in warranty estimates made in prior periods	7.6	(1.1)	12.9	(4.1)
Foreign exchange translation effects	0.9	0.2	1.9	1.4

Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, end of period	457.4	405.6	457.4	405.6

Current portion included in current liabilities	155.3	144.1	155.3	144.1

Long-term warranty liability	$302.1	$261.5	$302.1	$261.5

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $84.6 million as of September 30, 2007, extending from 2007 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2007 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

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

Certain of these legal entities were transferred to WABCO Holdings Inc. (“WABCO”) as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), ASE, which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. American Standard and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections has been scheduled for November 12-15, 2007, in Brussels. ASE and other former Company subsidiaries are expected to participate in the hearing. The Company, however, will not participate in the hearing.

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

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the Company and four of the Company’s subsidiaries. The complaint alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions Pte., by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit and therefore has not recorded a liability related to this matter. On October 23, 2007, the Company and two affiliates filed a Statement of Claim in the High Court of the Republic of Singapore against TSP. The Statement of Claim seeks declarations that none of the defendants has an interest in the distribution of Trane products, or any rights of any kind, arising out of the 1990 shareholder agreement and related agreements, as well as injunctions restraining the defendants from commencing and/or maintaining lawsuits in Singapore and elsewhere in relation to an interest in the distribution of Trane products, or rights of any kind, allegedly arising out of the 1990 shareholder agreement and related agreements. The grant of such an injunction would effectively prohibit TSP and Solutions Pte. from continuing to prosecute the Indonesian litigation.

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

Asbestos Claims Activity

From receipt of its first asbestos claim more than twenty years ago to September 30, 2007, the Company has resolved 62,797 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $100.2 million, for an average payment per resolved claim of $1,595. The average payment per claim resolved during the nine months ended September 30, 2007 and the year ended December 31, 2006 was $8,175 and $1,260, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Nine months ended September 30, 2007	Year ended 2006	Cumulative Total
Open Claims – January 1	102,223	113,737	N/A
New claims filed	2,308	4,440	173,091
Claims settled	(521)	(846)	(10,518)
Claims dismissed	(1,347)	(15,107)	(52,279)
Inactive claims	—	(1)	(7,631)

Open Claims – September 30	102,663		N/A

Open Claims – December 31		102,223	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

At September 30, 2007 and December 31, 2006 the total asbestos liability was estimated at $650.0 million and $665.8 million, respectively. The asbestos indemnity liability decreased by $15.8 million during the first nine months of 2007 due to claims payments made during the year.

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

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately ninety-four percent of the recorded receivable. The remaining 6% of the recorded receivable comes from policies as to which the Company has not sought resolution of coverage because the policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. Ninety-two percent of the recorded insurance recovery receivables are with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected.

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

At September 30, 2007 and December 31, 2006 the asbestos receivable was $345.4 million and $385.8 million, respectively. The asbestos receivable decreased by $40.4 million during the first nine months of 2007. The decrease is primarily driven by cash collected from the Equitas trust as described above, partially offset by the recoverable portion of incurred legal expenses.

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

The total amount of unrecognized tax benefits as of the date of adoption was $213.5 million. As a result of the implementation of FIN 48, the Company recognized a $19.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings and an increase to the non current tax liability. During the nine months ended September 30, 2007, the Company realized tax benefits of $12.0 million of the $213.5 million of unrecognized tax benefits as of the date of adoption. The benefits recognized in the first nine months of 2007 relate to foreign audit settlements and the expiration of statute of limitations. Also, during the first quarter, the Company recorded an unrecognized tax benefit of approximately $17.3 million related to a specific transaction undertaken during the current year. If recognized, this amount would impact the effective tax rate.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $191.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $22.2 million of tax benefits that, if recognized, would result in a decrease to goodwill. With regard to the unrecognized tax benefits at September 30, 2007, the Company believes that it is reasonably possible that $14.6 million of such unrecognized tax benefits could be recognized in the next 12 months. The benefits relate to the anticipated expiration of statutes of limitations.

On July 31, 2007 the Company completed the spinoff of Vehicle Control Systems. As a result, approximately $71.8 million of unrecognized tax benefits were removed from the Company’s balance sheet, as these amounts represent legal liabilities of WABCO entities. Included in these unrecognized tax benefits, are $22.2 million of tax benefits that, if recognized by the Company, would have resulted in a decrease to goodwill. In addition, WABCO has agreed to indemnify the Company for $42.0 million of unrecognized tax benefits. See Note 14. Income Taxes, for additional information regarding the Tax Sharing Agreement between the Company and WABCO.

The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had $31.4 million of interest and penalties accrued at January 1, 2007. Of this amount approximately $12.4 million is related to amounts transferred to or indemnified by WABCO on July 31, 2007.

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

During the third quarter of 2007, the Company recorded $1.3 million of operational consolidation expenses which were included in selling and administrative expenses. Included in the $1.3 million was $0.4 million related to 2007 programs and $0.9 million related to programs that were initiated prior to 2007. During the first nine months of 2007, the Company recorded $2.5 million of operational consolidation expenses, all of which were included in selling and administrative expenses. Of this amount, $0.8 million related to 2007 programs and $1.7 million related to programs that were initiated prior to 2006. The Company expended $1.2 million of cash on operational consolidation activities during the first nine months of 2007. The company incurred $0.5 and $0.6 million of operational consolidation expenses during the third quarter and first nine months of 2006, respectively.

During 2006, the Company incurred charges related to operational consolidation activities as more fully described in our Form 10-K for the year ended December 31, 2006. The total cost of the 2006 actions was $2.1 million and included the elimination of 42 jobs.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2007	2006	2006	2007	2007	2006	2006
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$5.9	$3.3	$5.7	$2.0	$18.9	$9.6	$16.9	$6.0
Interest cost on the projected benefit obligation	10.6	3.8	10.1	4.4	31.9	13.9	30.1	13.1
Less assumed return on plan assets	(15.6)	—	(13.3)	—	(43.3)	—	(40.8)	—
Amortization of prior service cost	1.5	0.1	1.6	(1.2)	5.0	(2.3)	4.8	(3.6)
Amortization of net loss	(1.1)	—	0.8	1.6	0.2	3.8	2.5	4.9

Net defined benefit cost	$1.3	$7.2	$4.9	$6.8	$12.7	$25.0	$13.5	$20.4

Accretion expense reflected in “Other expense (income)”	$(5.0)	$3.8	$(3.2)	$4.4	$(11.4)	$13.9	$(10.7)	$13.1

Amortization of prior service cost is recorded using the straight-line method over the average remaining service period of active participants.

In the third quarter of 2007, the Company contributed $32.9 million to its domestic pension plans. The Company does not expect to make additional pension plan contributions during the remainder of 2007.

Note 14. Income Tax

Provision for Income Taxes

The income tax provision from continuing operations for the third quarter of 2007 was $65.3 million, or 33.6% of pre-tax income, compared with a provision of $55.7 million, or 31.2% of pre-tax income in the third quarter of 2006. The income tax provision for the third quarter of 2007 included tax costs of $1.9 million, which included adjustments of the 2006 tax provision to the final filed tax returns, whereas the third quarter of 2006 included a tax benefit of $1.4 million, which principally relates to adjustments of the 2005 tax provision to the final filed tax returns. The tax provision for the first nine months of 2007 was $175.8 million, or 34.2% of pre-tax income, compared with a provision of $134.7 million or 30.2% of pre-tax income for the nine months ended September 30, 2006. The income tax provision for the first nine months of 2007 reflected tax costs of $1.4 million, which includes benefits associated with foreign audit settlements, the expiration of statute of limitations and adjustments of the 2006 tax provision to the final filed tax returns. The tax provision for the nine months ended September 30, 2006 reflected a tax benefit of $7.8 million primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the U.S.

Tax Separation Agreement with WABCO

In connection with the spin-off of its Vehicle Control Systems business, the Company and WABCO and their respective affiliates entered into a Tax Sharing Agreement that generally governs their respective rights, responsibilities and obligations after the distribution with respect to taxes, including ordinary course of business taxes, taxes related to certain pre- spinoff restructurings and taxes, if any, incurred as a result of any failure of the spinoff of WABCO to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code.

Under the Tax Sharing Agreement, American Standard will be responsible for American Standard’s income tax liabilities and WABCO will be responsible for WABCO’s income tax liabilities related to the ordinary course of business for periods prior to and including July 31, 2007 except for specific agreed assumed liabilities and indemnifications. WABCO has agreed to assume $36.7 million and indemnify American Standard for $24.4 million of tax liabilities related to the Bath & Kitchen taxes. WABCO has also assumed $11.1 million of tax separation cost liabilities and has agreed to pay American Standard for an additional $26.4 million.

In the event the separation is determined to be taxable and such determination was the result of the actions taken after the separation by American Standard or WABCO, the party responsible for such failure would be responsible for all taxes imposed on American Standard or WABCO as a result thereof. If such determination is not the result of actions taken after the separation, then WABCO would be solely responsible for any taxes imposed on American Standard or WABCO as a result of such determination. Such tax amounts could be significant. American Standard is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement. Additionally, WABCO is responsible for its taxes that are not subject to the Tax Sharing Agreement.

Note 15. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100%-owned subsidiary, American Standard Inc. (“ASI”). American Standard Companies Inc. (the “Parent Company”) and American Standard International Inc. fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate financial statements for ASI and ASII, the Company has included the accompanying consolidating condensed financial information. The following supplemental financial information sets forth, on a consolidating basis, unaudited statements of income for the three and nine months ended September 30, 2007 and 2006, unaudited statements of cash flows for the nine months ended September 30, 2007 and 2006, and unaudited balance sheets as of September 30, 2007 and December 31, 2006 for the Parent Company, ASI, ASII and the subsidiaries of the Parent Company which are not subsidiaries of ASI or ASII (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of ASI. The equity method of accounting is used to reflect investments of the Parent Company in ASI and Other Subsidiaries.

Note 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$1,412.2	$619.2	$5.1	$(54.5)	$1,982.0
Costs and expenses:
Cost of sales		1,009.4	442.5	6.7	(53.9)	1,404.7
Selling and administrative expenses		282.7	70.5	0.1	(4.7)	348.6
Other (income) expense		(17.2)	20.0	(3.2)	4.1	3.7
Interest expense		26.4	4.1	—	—	30.5
Intercompany interest expense (income)	—	15.9	(15.9)	—	—	—

Total expenses	—	1,317.2	521.2	3.6	(54.5)	1,787.5

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		95.0	98.0	1.5	—	194.5
Income taxes	—	34.2	30.6	0.5	—	65.3
Equity in net income of consolidated subsidiaries	61.9	—	—	—	(61.9)	—

Income from continuing operations	61.9	60.8	67.4	1.0	(61.9)	129.2

Loss from discontinued operations, net of income taxes	—	(31.5)	(35.8)	—	—	(67.3)

Net income	$61.9	$29.3	$31.6	$1.0	$(61.9)	$61.9

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$4,048.6	$1,856.4	$14.3	$(292.1)	$5,627.2
Costs and expenses:
Cost of sales		2,837.4	1,422.6	16.6	(290.2)	3,986.4
Selling and administrative expenses		799.9	244.4	0.2	(3.7)	1,040.8
Other expense (income)		75.8	(66.6)	(8.2)	1.8	2.8
Interest expense		76.8	7.0	—	—	83.8
Intercompany interest expense (income)	—	46.5	(46.5)	—	—	—

Total expenses	—	3,836.4	1,560.9	8.6	(292.1)	5,113.8
Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		212.2	295.5	5.7	—	513.4
Income taxes	—	115.6	59.3	0.9	—	175.8
Equity in net income of consolidated subsidiaries	411.2	—	—	—	(411.2)	—

Income from continuing operations	411.2	96.6	236.2	4.8	(411.2)	337.6

(Loss) income from discontinued operations, net of income taxes	—	(65.9)	139.5	—	—	73.6

Net income	$411.2	$30.7	$375.7	$4.8	$(411.2)	$411.2

Note 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.7	$34.4	$277.4	$3.7	$—	$316.2
Accounts receivable, net	—	747.3	488.7	0.2	—	1,236.2
Inventories	—	550.4	212.6	—	—	763.0
Other current assets	—	209.3	92.1	11.0	—	312.4
Assets of discontinued operations	—	453.3	2,024.2	—	—	2,477.5

Total current assets	0.7	1,994.7	3,095.0	14.9	—	5,105.3
Facilities, net	—	672.1	122.2	—	—	794.3
Goodwill, net	—	176.3	137.8	—	—	314.1
Investment in subsidiaries	3,015.3	—	—	—	(3,015.3)	—
Long-term asbestos receivable	—	336.0	—	—	—	336.0
Other assets	—	535.7	(56.0)	6.9	—	486.6

Total assets	$3,016.0	$3,714.8	$3,299.0	$21.8	$(3,015.3)	$7,036.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$—	$4.0	$—	$—	$4.0
Current maturities of long-term debt	—	26.8	0.8	—	—	27.6
Other current liabilities	—	762.4	806.9	213.8	—	1,783.1
Liabilities of discontinued operations	—	111.0	751.4	—	—	862.4

Total current liabilities	—	900.2	1,563.1	213.8	—	2,677.1
Long-term debt	—	1,811.3	419.9	—		2,231.2
Reserve for post-retirement benefits	—	321.6	(13.1)	—		308.5
Intercompany accounts, net	2,525.1	(249.2)	(2,260.0)	(231.4)	215.5	—
Intercompany accounts, net – discontinued operations	—	5.6	209.9	—	(215.5)	—
Long-term portion of asbestos liability	—	637.0		—	—	637.0
Other long-term liabilities	—	492.6	(5.4)	204.4	—	691.6

Total liabilities	2,525.1	3,919.1	(85.6)	186.8	—	6,545.4
Total shareholders’ equity (deficit)	490.9	(204.3)	3,384.6	(165.0)	(3,015.3)	490.9

Total liabilities and shareholders’ equity (deficit)	$3,016.0	$3,714.8	$3,299.0	$21.8	$(3,015.3)	$7,036.3

Note 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$411.2	$30.7	$375.7	$4.8	$(411.2)	$411.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	69.2	77.4	—	—	146.6
Accelerated depreciation associated with restructuring program	—	—	25.4	—	—	25.4
Equity in earnings of affiliates, net of dividends received	—	(1.7)	(10.0)	—	—	(11.7)
Non-cash stock compensation	—	75.3		—	—	75.3
Gain/(Loss) on sale of non-strategic business and other asset sale gains	—	(0.1)	(82.2)	—	—	(82.3)
Equity in net income of subsidiary	(411.2)	—	—	—	411.2	—
Changes in assets and liabilities:
Accounts receivable	—	(237.9)	(472.6)	23.2	—	(687.3)
Inventories	—	(83.1)	(14.4)	—	—	(97.5)
Accounts payable	—	154.1	4.8	—	—	158.9
Other accrued liabilities	—	104.0	(25.7)	(4.2)	—	74.1
Post-retirement benefits	—	(15.0)	6.1	—	—	(8.9)
Asbestos receivable/liability, net	—	(15.2)	—	—	—	(15.2)
Other long-term liabilities	—	(4.2)	47.5	3.7	—	47.0
Other assets	—	(51.4)	67.7	8.9	—	25.2

Net cash (used)/provided by operating activities	—	24.7	(0.3)	36.4	—	60.8

Investing activities:
Purchase of property, plant and equipment	—	(83.1)	(77.3)	—	—	(160.4)
Investments in affiliated companies	—	(11.8)	(0.6)	—	—	(12.4)
Investments in computer software	—	(20.6)	(10.4)	—	—	(31.0)
Proceeds from sale of non-strategic business	—	—	171.7	—	—	171.7

Net cash (used)/provided by investing activities	—	(115.5)	83.4	—	—	(32.1)

Financing activities:
Proceeds from issuance of long-term debt	—	26.3	0.2	—	—	26.5
Repayments of long-term debt	—	(1.4)	(44.3)	—	—	(45.7)
Net change in revolving credit facility	—	334.2	279.0	—	—	613.2
Net change in other short-term debt	—	(63.8)	(1.3)	—	—	(65.1)
Purchase of Treasury Stock	(443.3)	—	—	—	—	(443.3)
Dividend Payments	(104.9)	—	—	—	—	(104.9)
Net change in intercompany accounts	433.2	(170.1)	(227.4)	(35.7)	—	—
Proceeds from exercise of stock options	74.2	—	—	—	—	74.2
Cash Distributed to WABCO		—	(100.5)	—	—	(100.5)
Other	41.0	—	—	—	—	41.0

Net cash provided/(used) by financing activities	0.2	125.2	(94.3)	(35.7)	—	(4.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	14.6	—	—	14.6

Net increase in cash and cash equivalents	0.2	34.4	3.4	0.7	—	38.7
Cash and cash equivalents at beginning of year	0.5	8.9	281.4	3.0	—	293.8

Cash and cash equivalents at end of period	$0.7	$43.3	$284.8	$3.7	$—	$332.5

Cash reported in discontinued operations	$—	$8.9	$7.4	$—	$—	$16.3

Note 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$1,353.8	$593.8	$4.2	$(111.8)	$1,840.0
Costs and expenses:
Cost of sales		889.4	520.2	5.7	(111.4)	1,303.9
Selling and administrative expenses		255.2	75.5	0.1	(1.0)	329.8
Other expense/(income)		56.8	(55.0)	(2.8)	0.6	(0.4)
Interest expense		25.2	2.7	—	—	27.9
Intercompany interest (income) expense	—	14.0	(14.0)	—	—	—

Total expenses	—	1,240.6	529.4	3.0	(111.8)	1,661.2
Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		113.2	64.4	1.2	—	178.8
Income taxes	—	25.3	30.0	0.4	—	55.7
Equity in net income of consolidated subsidiaries	150.9	—	—	—	(150.9)	—

Income from continuing operations	150.9	87.9	34.4	0.8	(150.9)	123.1

(Loss) income from discontinued operations, net of income taxes	—	(11.2)	39.0	—	—	27.8

Net income (loss)	$150.9	$76.7	$73.4	$0.8	$(150.9)	$150.9

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Sales		$3,832.8	$1,442.5	$12.0	$(125.4)	$5,161.9
Costs and expenses:
Cost of sales		2,584.4	1,175.3	14.4	(124.4)	3,649.7
Selling and administrative expenses		759.9	221.0	0.2	(10.3)	970.8
Other expense (income)		67.0	(60.9)	(7.5)	9.3	7.9
Interest expense		78.2	9.1	—	—	87.3
Intercompany interest expense (income)	—	38.6	(38.6)	—	—	—

Total expenses	—	3,528.1	1,305.9	7.1	(125.4)	4,715.7
Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries		304.7	136.6	4.9	—	446.2
Income taxes	—	82.8	50.1	1.8	—	134.7
Equity in net income of consolidated subsidiaries	426.7	—	—	—	(426.7)	—

Income from continuing operations	426.7	221.9	86.5	3.1	(426.7)	311.5

(Loss) income from discontinued operations, net of income taxes	—	(21.6)	136.8	—	—	115.2

Net income	$426.7	$200.3	$223.3	$3.1	$(426.7)	$426.7

Note 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
Cash provided (used) by:
Operating activities:
Net income	$426.7	$200.3	$223.3	$3.1	$(426.7)	$426.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	—	76.5	130.5	—	—	207.0
Accelerated Depreciation associated with restructuring programs			6.4			6.4
Equity in earnings of affiliates, net of dividends received	—	(3.7)	(10.0)	—	—	(13.7)
Non-cash stock compensation	—	75.0	—	—	—	75.0
Gain/loss on sale of property and equipment	—	—	(3.9)	—	—	(3.9)
Equity in net income of subsidiary	(426.7)	—	—	—	426.7	—
Changes in assets and liabilities:
Accounts receivable	—	(146.0)	(201.3)	(17.5)	—	(364.8)
Inventories	—	(115.6)	(93.5)	—	—	(209.1)
Accounts payable	—	51.4	87.5	—	—	138.9
Other accrued liabilities	—	78.6	144.4	(5.1)	—	217.9
Post-retirement benefits	—	(32.6)	3.4	—	—	(29.2)
Asbestos receivable/liability, net	—	(5.3)	—	—	—	(5.3)
Other long-term liabilities	—	15.7	(36.7)	8.5	—	(12.5)
Other current and long-term assets	—	(12.3)	(5.9)	8.4	—	(9.8)

Net cash provided/(used) by operating activities	—	182.0	244.2	(2.6)	—	423.6

Investing activities:
Purchase of property, plant and equipment	—	(67.6)	(70.7)	—	—	(138.3)
Investments in affiliated companies	—	—	—	—	—	—
Investments in computer software	—	(18.7)	(9.2)	—	—	(27.9)
Loan to unconsolidated joint venture, net	—	3.9	—	—	—	3.9
Proceeds from the disposal of property/equipment	—	—	16.0	—	—	16.0

Net cash used by investing activities	—	(82.4)	(63.9)	—	—	(146.3)

Financing activities:
Proceeds from issuance of long-term debt	—	14.1	0.8	—	—	14.9
Repayments of long-term debt	—	(310.5)	(1.1)	—	—	(311.6)
Net change in revolving credit facility	—	378.8	(93.6)	—	—	285.2
Net change in other short-term debt	—	78.5	12.7	—	—	91.2
Purchases of treasury stock	(450.0)	—	—	—	—	(450.0)
Dividend payments	(108.9)	—	—	—	—	(108.9)
Net change in intercompany accounts	510.5	(402.5)	(110.8)	2.8	—	—
Proceeds from exercise of stock options	33.2	—	—	—	—	33.2
Proceeds from foreign exchange forward contracts	—	1.4	—	—	—	1.4
Other common stock issued or reacquired, net	16.0	—	—	—	—	16.0

Net cash (used)/provided by financing activities	0.8	(240.2)	(192.0)	2.8	—	(428.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	8.0	—	—	8.0

Net increase (decrease) in cash and cash equivalents	0.8	(140.6)	(3.7)	0.2	—	(143.3)
Cash and cash equivalents at beginning of year	0.1	141.7	246.3	2.6	—	390.7

Cash and cash equivalents at end of year	$0.9	$1.1	$242.6	$2.8	$—	$247.4

Cash reported in discontinued operations	$—	$9.9	$39.2	$—	$—	$49.1

Note 15. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2006

(Dollars in millions)	Parent Company	ASI	ASII	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.5	$5.2	$224.2	$3.0	$—	$232.9
Accounts receivable, net	—	568.0	338.9	23.4	—	930.3
Inventories	—	513.3	178.6	—	—	691.9
Other current assets	—	292.9	91.1	5.9	—	389.9
Assets of discontinued operations	—	256.7	3,140.4	—	—	3,397.1

Total current assets	0.5	1,636.1	3,973.2	32.3	—	5,642.1
Facilities, net	—	646.2	112.5	—	—	758.7
Goodwill, net	—	175.0	130.2	—	—	305.2
Investment in subsidiaries	2,981.9	—	—	—	(2,981.9)	—
Long-term asbestos receivable	—	336.6	—	—	—	336.6
Other assets	—	343.5	17.6	9.4	—	370.5

Total assets	$2,982.4	$3,137.4	$4,233.5	$41.7	$(2,981.9)	$7,413.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable to banks	$—	$64.1	$13.4	$—	$—	$77.5
Current maturities of long-term debt	—	22.1	1.0	—	—	23.1
Other current liabilities	—	653.3	853.8	20.3	—	1,527.4
Liabilities of discontinued operations	—	91.1	1,692.2	—	—	1,783.3

Total current liabilities	—	830.6	2,560.4	20.3	—	3,411.3
Long-term debt	—	1,441.0	102.4	—	—	1,543.4
Reserve for post-retirement benefits	—	336.6	(11.2)	—	—	325.4
Intercompany accounts, net	2,058.9	34.7	(1,186.6)	(200.5)	(706.5)	—
Intercompany accounts, net – discontinued operations	—	12.7	(719.2)	—	706.5	—
Long-term portion of asbestos liability	—	652.8	—	—	—	652.8
Other long-term liabilities	—	307.9	59.5	189.3	—	556.7

Total liabilities	2,058.9	3,616.3	805.3	9.1	—	6,489.6
Total shareholders’ equity (deficit)	923.5	(478.9)	3,428.2	32.6	(2,981.9)	923.5

Total liabilities and shareholders’ equity (deficit)	$2,982.4	$3,137.4	$4,233.5	$41.7	$(2,981.9)	$7,413.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Planned Separation

On February 1, 2007, the Company announced that its Board of Directors completed a strategic review of the Company and unanimously approved a plan to separate its three segments. The Board of Directors believes that separating the businesses will create greater shareowner value. The separation is expected to provide the separated companies with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. On July 12, 2007, the Board of Directors approved the tax-free spinoff of its Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). As part of its approval, the Board of Directors authorized a dividend on its common stock of one WABCO share for every three shares of American Standard and established the close of business on July 19, 2007 as the record date. The spinoff was completed at 11:59pm on July 31, 2007. Approval of the Company’s shareholders was not required for the spinoff. In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), the Vehicle Control Systems business has been included in discontinued operations for all periods presented.

On July 23, 2007, the Company entered into a definitive agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC for $1.755 billion in cash, subject to certain adjustments. The sale is expected to close on or about October 31, 2007 and shareholder approval is not required for the Bath and Kitchen sale. The Bath and Kitchen business has been reported as discontinued operations for all periods presented. Proceeds from the sale of Bath and Kitchen are expected to be used primarily to repurchase common stock and to reduce debt to keep the Company at investment grade standards.

Upon completion of the sale of Bath and Kitchen, the Company’s principal focus will be on its Air Conditioning Systems and Services business. On September 28, 2007, the shareowners of the Company approved an amendment to the certificate of incorporation allowing the Company to change its name from American Standard Companies Inc., to Trane Inc. (“Trane”). The Company expects to change its name before the end of the year.

Included within the results of discontinued operations for the nine months ended September 30, 2007 is the gain recognized from the sale of the Armitage Venesta business. On March 30, 2007, the Company sold this business, which is a leading supplier of commercial washroom solutions in both the United Kingdom and Ireland. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes. Loss from discontinued operations for the quarter ended September 30, 2007 and income from discontinued operations for the nine months ended September 30, 2007 include separation costs, net of tax and separation related taxes, of $78.6 million and $133.0 million, respectively. The separation costs relate to investment banking fees, legal fees, tax and accounting fees, professional advisory services, employee costs and other costs and income taxes associated with executing the separation transactions.

Business

The continuing operations of the Company is its commercial and residential heating, ventilation and air conditioning (HVAC) equipment systems, services and controls business. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

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

Commodities – The Company’s business uses commodities such as steel, copper and aluminum in the manufacturing process. The Company seeks to understand the impact of changing costs for these commodities on its performance.

Investments – The Company analyzes its ongoing costs for new products in its business and its investments in sales and marketing programs in support of sales growth. Investments in new products are important to sustaining organic growth and to improve the mix of products through innovation and new product launches.

Financial Results Overview—Continuing Operations

The following discussion and analysis addresses changes in sales, expenses and pre-tax income for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. Approximately one-fourth of the Company’s business is outside the U.S., therefore, changes in exchange rates can have a significant impact on the reported results of operations when presented in U.S. Dollars. Changes in sales, expenses and pre-tax income excluding foreign exchange translation effects are calculated using current year sales, expenses and pre-tax income translated at prior year exchange rates. Presenting changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. The changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Third Quarter Results of Operations for 2007 Compared with 2006

(dollars in millions)	Three months ended September 30,
	2007	2006	%change reported	Excluding foreign exchange translation
				2007 adjusted Amount	% change adjusted
Sales	$1,982.0	$1,840.0	7.7%	$1,955.4	6.3%
Cost of sales	1,404.7	1,303.9	7.7%	1,385.7	6.3%

Gross profit	577.3	536.1	7.7%	569.7	6.3%
Operating expenses	348.6	329.8	5.7%	344.1	4.3%
Other expense/(income)	3.7	(0.4)	N/A	3.6	N/A
Interest expense	30.5	27.9	9.3%	30.0	7.5%

Income from continuing operations before income taxes	194.5	178.8	8.8%	192.0	7.4%
Income taxes	65.3	55.7	17.2%	N/A	N/A

Income from continuing operations	$129.2	$123.1	5.0%	N/A	N/A

Overview

Income from continuing operations in the third quarter of 2007 as compared to 2006 benefited from increased sales and income from commercial air conditioning equipment and services, which more than offset lower sales and income in residential air conditioning. For the remainder of 2007, the Company expects to see growth in commercial air conditioning equipment systems, parts, services and solutions. The expected strength in performance of commercial air conditioning equipment and services should lessen the expected impact of continued weakness in residential equipment sales and income performance, which has been impacted by weak residential home construction and warranty costs related to the Company’s whole-house air cleaning systems. As a result, the Company expects income from continuing operations per diluted share for the year ended December 31, 2007 to be $1.89 to $1.94 as compared to $1.91 for the year ended December 31, 2006.

Sales

Sales from continuing operations increased 7.7% (6.3% excluding foreign exchange translation effects) to $1,982.0 million for the third quarter of 2007 from $1,840.0 million for the third quarter of 2006. Overall, sales benefited from price increases in both commercial equipment systems, parts, services and solutions and residential equipment and higher volumes in commercial systems equipment, parts, services and solutions, which more than offset lower volumes in residential equipment sales. Sales benefited during the third quarter of 2007 from price increases of approximately $64 million, volume and mix increases of approximately $50 million and favorable foreign exchange translation of approximately $28 million.

Commercial equipment sales, which represent approximately 48% of total sales, increased 16.2% (13.9% excluding foreign exchange translation effects) on a global basis. Within commercial equipment, global unitary sales were up 11.8% (10.3% excluding foreign exchange translation effects), and global applied sales were up 21.5% (18.4% excluding foreign exchange translation effects). Sales increased 12.6% (15.3% excluding foreign exchange translation effects and 2006 sales associated with operations in Australia, which was sold in the fourth quarter of 2006) in the parts, services and solutions part of our business.

The commercial equipment market in the U.S. was up an estimated 9% year-over-year, consisting of 2-3% growth in price and 6-7% growth in volume. Markets in Europe and the Middle East as well as Asia increased in the mid to high single digits. Globally, our orders were up 7% in the third quarter of 2007 as compared to 2006. In the Americas, total orders were up 6%. Internationally, our orders were up 9% in the third quarter of 2007. Backlog at the end of the quarter was $958 million, down 2% from the third quarter of last year. All variances exclude the impact of foreign exchange and 2006 orders and backlog associated with operations in Australia, which was sold in the fourth quarter of 2006.

Sales of residential equipment declined 11.2% year-over-year, driven by a decrease in volume, which was partially offset by mix gains and improved price. The Company experienced lower volumes in compressor bearing units, furnaces and air handlers. The lower volume was in line with the overall decrease in the residential market, which was impacted by lower new residential home construction and lower replacement rates in the remodeling and renovation market. The Company estimates that the motor bearing unit market, which includes compressor bearing units, furnaces and air handlers, declined approximately 11%. The Company also estimates that compressor bearing unit shipments for the total market were down 7% versus the third quarter of 2006. The Company believes that lower new residential construction will continue to adversely impact sales volumes for the remainder of 2007. As a result, the Company continues to monitor its inventories in its distribution channel, which we estimate to have declined in the quarter as compared to the second quarter of 2007.

Gross Profit

Gross profit increased by $41.2 million (an increase of $33.6 million excluding foreign exchange translation effects) in the third quarter of 2007 as compared to the third quarter of 2006. Gross profit benefited from price increases of $64 million, volume and mix increases of approximately $20 million primarily attributable to the sales discussion above and productivity improvements of approximately $24 million, which include approximately $21 million from material savings initiatives and $3 million from other productivity related benefits. These improvements were partially offset by commodity cost increases of approximately $44 million, increased warranty expenses of $17 million, which includes $5 million of warranty expense associated with the Company’s whole- house air cleaning systems and labor cost escalations of approximately $9 million.

Operating Expenses

Operating expenses increased by $18.8 million ($14.3 million excluding foreign exchange translation effects) in the third quarter of 2007 as compared to the third quarter of 2006. The increase in operating expenses was primarily driven by incremental investments in new product development and new service offerings of approximately $7 million, an increase of $7 million in sales related expenses due to higher sales volumes, which was primarily driven by an increase in commercial sales in the Americas and labor cost inflation of approximately $4 million.

Other Expense (Income)

Other expense was $3.7 million in the third quarter of 2007 compared to $0.4 million of income in the third quarter of 2006. The change primarily resulted from $4.3 million more of foreign exchange transactional losses, which was partially offset by an increase of $0.3 million in equity income of unconsolidated joint ventures. The increase in equity income of unconsolidated joint ventures in the third quarter of 2007 primarily resulted from improved performance in the Alliance Compressor joint venture in the U.S.

Interest Expense

Interest expense increased $2.6 million to $30.5 million in the third quarter of 2007 compared with $27.9 million in the third quarter of 2006 primarily due to higher interest rates.

Income Taxes

The income tax provision from continuing operations for the third quarter of 2007 was $65.3 million, or 33.6% of pre-tax income, compared with a provision of $55.7 million, or 31.2% of pre-tax income in the third quarter of 2006. The income tax provision for the third quarter of 2007 included tax costs of $1.9 million, which included adjustments of the 2006 tax provision to the final filed tax returns, whereas the third quarter of 2006 included a tax benefit of $1.4 million, which principally relates to adjustments of the 2005 tax provision to the final filed tax returns. The Company expects its tax rate to be 34%-36% for the year ended December 31, 2007. The Company will be focusing efforts on reducing the tax rate once the separation activities are complete.

Year to Date Results of Operations for 2007 Compared with 2006

(dollars in millions)	Nine months ended September 30,
	2007	2006	%change reported	Excluding foreign exchange translation
				2007 adjusted Amount	% change adjusted
Sales	$5,627.2	$5,161.9	9.0%	$5,564.6	7.8%

Cost of sales	3,986.4	3,649.7	9.2%	3,941.5	8.0%

Gross profit	1,640.8	1,512.2	8.5%	1,623.1	7.3%

Operating expenses	1,040.8	970.8	7.2%	1,029.2	6.0%

Other expense/(income)	2.8	7.9	(64.6)%	2.7	(65.8)%

Interest expense	83.8	87.3	(4.0)%	82.5	(5.5)%

Income from continuing operations before income taxes	513.4	446.2	15.1%	508.7	14.0%
Income taxes	175.8	134.7	30.5%	N/A	N/A

Income from continuing operations	$337.6	$311.5	8.4%	N/A	N/A

Sales

Sales for the nine months ended September 30, 2007 were $5,627.2 million up 9.0% (7.8% excluding foreign exchange translation effects) when compared to sales for the nine months ended September 30, 2006. Sales benefited during the nine months ended September 30, 2007 from price increases of approximately $194 million, volume and mix increases of approximately $206 million and favorable foreign exchange translation of approximately $63 million.

Commercial equipment sales, which represent approximately 47% of total sales, increased 17.3% (15.3% excluding foreign exchange translation effects) on a global basis. Within commercial equipment, global unitary sales were up 13.1% (11.8% excluding foreign exchange translation effects), and global applied sales were up 22% (19.3% excluding foreign exchange translation effects). Sales increased 9.9% (12.8% excluding foreign exchange translation effects and 2006 sales associated with operations in Australia, which was sold in the fourth quarter of 2006) in the parts, services and solutions part of our business.

Sales of residential equipment declined 4.7% during the first nine months of 2007 when compared to the first nine months of 2006. The decrease is driven by a decrease in volume, which was partially offset by mix gains and improved price. The Company experienced lower volumes in compressor bearing units, furnaces and air handlers. The lower volume was in line with the overall decrease in the residential market, which was impacted by lower new residential home construction and lower replacement rates in the remodeling and renovation market. The Company estimates that the motor bearing unit market, which includes compressor bearing units, furnaces and air handlers, declined approximately 14%. The Company also estimates that compressor bearing unit shipments for the total market were down 12% versus the nine months ended September 30, 2006.

Gross Profit

Gross profit increased by $128.6 million (an increase of $110.9 million excluding foreign exchange translation effects) in the first nine months of 2007 to $1,640.8 from $1,512.2 million in the comparable prior period of 2006. Gross profit benefited from price increases of $194 million, volume and mix increases of approximately $60 million primarily attributable to the sales discussion above and productivity improvements of approximately $83 million, which include approximately $67 million from material savings initiatives and $16 million from other productivity related benefits. These improvements were partially offset by commodity cost increases of approximately $151 million, increased warranty expenses of $39 million, which includes $13 million of warranty expense associated with the Company’s whole- house air cleaning systems and labor cost escalations of approximately $25 million.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $1,040.8 million up 7.2% (6.0% excluding unfavorable foreign exchange translation effects) when compared to the first nine months of September 30, 2006. The increase in operating expense was primarily driven by incremental investments in new product development and new service offerings of approximately $27 million, an increase of $19 million in sales related expenses due to higher sales volumes, which was primarily driven by an increase in commercial sales in the Americas, labor cost inflation of approximately $12 million and $11 million of other operating cost expenses.

Other Expense (Income)

Other expense for the nine months ended September 30, 2007 amounted to $2.8 million from $7.9 million in the nine months ended September 30, 2006. The decrease was primarily attributable to increased foreign exchange gains of $2.2 million and an increase of $0.7 million in equity net income of unconsolidated joint ventures. The increase in equity net income of unconsolidated joint ventures in the nine months ended September 30, 2007 primarily resulted from improved performance in the Alliance Compressor joint venture in the U.S.

Interest Expense

Interest expense decreased $3.5 million to $83.8 million in the nine months ended September 30, 2007 compared with $87.3 million in the nine months ended September 30, 2006 due to lower average debt balances during the first half of 2007.

Income Taxes

The tax provision for the first nine months of 2007 was $175.8 million, or 34.2% of pre-tax income, compared with a provision of $134.7 million or 30.2% of pre-tax income for the first nine months of 2006. The income tax provision for the first nine months of 2007 reflected tax costs of $1.4 million, which includes benefits associated with foreign audit settlements, the expiration of statute of limitations and adjustments of the 2006 tax provision to the final filed tax returns. The tax provision for the nine months ended September 30, 2006 reflected a tax benefit of $7.8 million primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the U.S. The Company expects its tax rate to be 34%-36% for the year ended December 31, 2007. The Company will be focusing efforts on reducing the tax rate once the separation activities are complete.

Financial Results Overview—Discontinued Operations

The following is an analysis of changes in sales, income before income taxes and income after taxes for the Bath and Kitchen and Vehicle Control Systems businesses for the three and nine month periods ended September 30, 2007 compared to the three and nine months ended September 30, 2006. The results presented below for the Vehicle Control Systems business for the three months and nine months ended September 30, 2007 represent only one month and seven months respectively, as the Company completed the spin off of that business on July 31, 2007.

(Dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage Change	2007	2006	Percentage Change
Sales:
Bath and Kitchen	$609.4	$620.2	(1.7)%	$1,927.8	$1,849.9	4.2%
Vehicle Control Systems	187.7	504.6	(62.8)%	1,328.8	1,495.7	(11.2)%

Total Sales - Discontinued Operations	$797.1	$1,124.8	(29.1)%	$3,256.6	$3,345.6	(2.7)%

Pre-tax income (loss) :
Bath and Kitchen	$(8.9)	$(27.7)	67.9%	$95.4	$(39.8)	N/A
Vehicle Control Systems	(1.3)	60.3	N/A	103.7	190.3	(45.5)%

Total Pre-tax income- Discontinued Operations	$(10.2)	$32.6	N/A	$199.1	$150.5	32.3%

Income taxes:
Bath and Kitchen	$38.3	$(9.0)	N/A	$82.0	$(15.7)	N/A
Vehicle Control Systems	18.8	13.8	36.2%	43.5	51.0	(14.7)%

Total Income Taxes - Discontinued Operations	$57.1	$4.8	N/A	$125.5	$35.3	N/A

Income/(loss):
Bath and Kitchen	$(47.2)	$(18.7)	N/A	$13.4	$(24.1)	N/A
Vehicle Control Systems	(20.1)	46.5	N/A	60.2	139.3	(56.8)%

Total income/(loss) - Discontinued Operations	$(67.3)	$27.8	N/A	$73.6	$115.2	(36.1)%

Bath and Kitchen

Bath and Kitchen sales decreased 1.7% to $609.4 million for the third quarter of 2007 from $620.2 million in the third quarter of 2006. Sales decreased in the third quarter of 2007 due to difficult market conditions in Western Europe, which was partially offset by the favorable impact of foreign exchange translation. In addition, sales in the third quarter of 2006 included approximately $22 million of sales from the Armitage Venesta business, which was sold at the end of the first quarter of 2007.

Sales for the nine months ended September 30, 2007 were $1,927.8 million, up 4.2% when compared to sales for the nine months ended September 30, 2006. Sales for the nine months ended September 30, 2007 increased primarily due to the positive impact of foreign exchange translation. Sales for the nine months ended September 30, 2006 included approximately $50.1 million of sales from the Armitage Venesta business, which was sold at the end of the first quarter of 2007.

Bath and Kitchen recognized a loss of $8.9 million before income taxes for the three months ended September 30, 2007 as compared to a loss of $27.7 million in 2006. The increase in pre-tax income in the third quarter of 2007 reflected a benefit of $21.0 million associated with ceasing to depreciate and amortize long-lived assets as such assets were considered held for sale as of the first quarter of 2007, which offset $12.4 million of additional operational consolidation expenses in 2007 as compared to 2006. In addition, income before income taxes in the third quarter of 2006 included approximately $9.1 million of income from the Armitage Venesta business, which was sold at the end of the first quarter of 2007.

The tax provision in the third quarter of 2007 was $38.3 million as compared to a benefit of $9.0 million in 2006. The income tax provision in the third quarter of 2007 includes $48.2 million of tax costs associated with the legal reorganization of the Company pursuant to the Company’s planned separation.

Pre-tax income was $95.4 million for the nine months ended September 30, 2007 as compared to a loss of $39.8 million in 2006. The increase in pre-tax income during the first nine months of 2007 was primarily attributable to a gain of $80.8 million recorded on the sale of the Armitage Venesta business and a benefit of $58.5 million associated with ceasing to depreciate and amortize long-lived assets as such assets were considered held for sale as of the first quarter of 2007. These amounts offset $24.7 million of additional operational consolidation expenses in 2007 as compared to 2006. Income before income taxes during the first nine months of 2006 included approximately $17.9 million of income from the Armitage Venesta business, which was sold at the end of the first quarter of 2007.

The tax provision for the first nine months of 2007 was $82.0 million as compared to a benefit of $15.7 million in 2006. The tax provision in 2007 included an expense of $24.0 million on the gain of the sale of Armitage Venesta and $68.2 million of tax costs associated with the legal reorganization of the Company pursuant to the Company’s planned separation.

Vehicle Control Systems

Sales of Vehicle Control Systems for the third quarter of 2007 were $187.7 million, a decrease of 62.8% from $504.6 million in the third quarter of 2006. The sales decrease in the third quarter of 2007 resulted primarily from the inclusion of only one month of sales in the Company’s results due to the finalization of the Vehicle Control Systems spinoff on July 31, 2007, compared to the third quarter of 2006 which included three months of sales.

Sales for the nine months ended September 30, 2007 were $1,328.8 million down 11.2% when compared to sales for the nine months ended September 30, 2006. The sales decrease during the first nine months of 2007 resulted primarily from the inclusion of only seven months of sales in the Company’s results due to the finalization of the Vehicle Control Systems spinoff on July 31, 2007, compared to the first nine months of 2006 which included nine months of sales.

Vehicle Control Systems experienced a loss of $1.3 million before income taxes in the third quarter of 2007 as compared to pre-tax income of $60.3 million in the third quarter of 2006. Pre-tax income for the third quarter of 2007 included $19.3 million of separation costs. In addition, income was lower in the third quarter of 2007 as compared to 2006 due to the inclusion of only one month of Vehicle Control Systems operations in the third quarter of 2007 as a result of the spinoff on July 31, 2007 as compared to three months in 2006.

The tax provision in the third quarter of 2007 was $18.8 million as compared to $13.8 million in 2006. The income tax provision in the third quarter of 2007 includes $11.6 million of tax costs associated with the legal reorganization of the Company pursuant to the Company’s planned separation. In addition, the income tax provision in the third quarter of 2007 was lower than 2006 due to lower pre-tax income as discussed above.

Pre-tax income was $103.7 million for the nine months ended September 30, 2007 as compared to $190.3 million in the comparable prior period of 2006. Pre-tax income for the nine months ended September 30, 2007 included $45.6 million of separation costs. In addition, income was lower for the nine months ended September 30, 2007 as compared to 2006 due to the inclusion of only seven months of Vehicle Control Systems operations as a result of the spinoff on July 31, 2007 as compared to nine months in 2006.

The tax provision for the nine months ended September 30, 2007 was $43.5 million as compared to $51.0 million in 2006. The tax provision in 2007 included $18.7 million of tax costs associated with the legal reorganization of the Company pursuant to the Company’s planned separation. In addition, the income tax provision for the nine months ended September 30, 2007 was lower than 2006 due to lower pre-tax income as discussed above.

Liquidity and Capital Resources

Cash provided by operating activities was $60.8 million in the first nine months of 2007 as compared to cash provided by operating activities of $423.6 million in the first nine months of 2006, a decrease of $362.8 million. Cash flow from operating activities during the first nine months of 2007 was adversely impacted by the termination of the Company’s participation in the European accounts receivable asset securitization program and the termination of the Bath and Kitchen portion of the Company’s U.S. accounts receivable asset securitization program. In conjunction with the termination of the European program and Bath and Kitchen’s portion of the U.S. program, the Company repurchased from the banks the outstanding balance of receivables sold into the program, which resulted in a $408.4 million payment. In addition, net income excludes two months of income related to the Vehicle Control Systems business due to the spinoff of that business to shareholders on July 31, 2007. Also, cash provided by operations for the nine months ended September 30, 2007 reflects $37.9 million of payments related to separation costs and separation related taxes. The impact of the above items was partially offset by better inventory management and improved accounts payable terms during the first nine months of 2007 as compared to 2006. Cash used by discontinued operations included in cash flow from operating activities, was $310.5 million and cash provided by discontinued operations was $224.7 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company generated free cash flow of $342.4 million during the first nine months of 2007 as compared to $273.4 million during the first nine months of 2006. Free cash flow for the nine months ended September 30, 2007 excludes the proceeds received from the sale of the Armitage Venesta Washroom Systems business, separation activities relating to the termination of the Company’s involvement in the European accounts receivable securitization program and the termination of Bath and Kitchen’s involvement in the U.S. securitization program and separation costs, as well as an accelerated pension contribution made in the second quarter of 2007. Free cash flow for the nine months ended September 30, 2007 includes proceeds related to an insurance settlement received in the first quarter of 2007. Each of these adjustments is outlined in the reconciliation below. In addition, free cash flow provided by discontinued operations, included in free cash flow, was $60.0 million and $167.4 million for the nine months ended September 30, 2007 and 2006, respectively. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation.

The following table reconciles free cash flow to net cash provided by operating activities.

	Nine months ended September 30,
	2007	2006
Net cash provided by operating activities	$60.8	$423.6
Adjustments to net cash provided by operating activities:
Termination of accounts receivable securitization program	408.4	—
Accelerated pension payment	26.7	—
Separation costs	37.9	—

Adjusted net cash provided by operating activities	533.8	423.6
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(191.4)	(166.2)
Proceeds from disposal of property	—	16.0

Free cash flow	$342.4	$273.4

The presentation of free cash flow is not in conformity with GAAP. This measure may not be comparable to similar measures of other companies as not all companies calculate this measure in the same manner. In addition, the presentation of free cash flow is not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Net cash provided by operating activities is the most directly comparable GAAP measure to free cash flow.

In investing activities, the Company made capital expenditures and investments in computer software of $191.4 million in the first nine months of 2007 as compared to $166.2 million in the first nine months of 2006. The increase in capital expenditures during 2007 relates to the timing of investments made by the Bath and Kitchen business and increased capital expenditures in Air Conditioning Systems and Services associated with the construction of a new facility in Asia and new product introductions. In addition, the Company received $171.7 million of cash proceeds from the sale of businesses, which was substantially comprised of $165.0 million of cash proceeds received in the first quarter of 2007 from the sale of the Armitage Venesta business. Cash provided by operating and investing activities for the first nine months of 2007 was $28.7 million and financing activities used $4.6 million. The net cash generated by operating and investing activities and cash provided by net borrowings of $528.9 million funded the termination of the Company’s European asset securitization program and the Bath and Kitchen business’s participation in the Company’s U.S. asset securitization program, which resulted in $408.4 million of payments. In addition, the net cash provided by operating and investing activities and borrowings funded in part dividend payments and share repurchases totaling $104.9 million and $443.3 million, respectively. The Company also distributed $100.5 million of cash to WABCO as part of the spinoff of Vehicle Control Systems. During the first nine months of 2006, the Company generated $277.3 million in operating and investing activities and $428.6 million was used by financing activities. The net cash generated by operating and investing activities, net borrowings of $79.7 million and cash balances on hand funded in part dividend payments and share repurchases totaling $108.9 million and $450.0 million, respectively. Cash provided by discontinued operations, included in investing activities was $88.1 million for the nine months ended September 30, 2007 and cash used by discontinued operations, included in investing activities, was $57.3 million for the nine months ended September 30, 2006. The $88.1 million of cash provided by investing activities of discontinued operations included the $165 million of proceeds received from the sale of Armitage Venesta.

On October 5, 2007, the Board of Directors approved the payment of a dividend of $0.16 per share of common stock to be paid on December 20, 2007, to shareholders of record on December 3, 2007. In addition, on July 12, 2007, the Board of Directors approved the tax-free spinoff of its Vehicle Control Systems business into a new publicly traded company to be called WABCO. As part of its approval, the Board of Directors authorized a dividend on its common stock of one WABCO share for every three shares of American Standard and established the close of business on July 19, 2007 as the record date. During the first nine months of 2007, the Company expended $443.3 million to repurchase its common stock. The Company has an unexpended balance of $54.1 million available to repurchase shares under authorizations previously approved by the Board of Directors. The Company plans to expend the remaining authorizations during the fourth quarter of 2007.

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

Under the five year facility, the Company pays a facility fee of .125% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of .425% for usage less than or at 50% and a spread of ..475% for usage over 50%. The Company also pays a fee of .425% per annum plus issuance fees for letters of credit.

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

In connection with the entry into its current primary credit facilities, the Company terminated its then existing American Standard Inc. 364 day facilities. On April 30, 2007 the Company repaid the 30 million Euro ($41.0 million at April 30, 2007 exchange rates) 7.59% Guaranteed Senior Bonds due 2013 with its credit facility. Also, on July 31, 2007 the Company terminated a subsidiary borrower’s 40 million Euro Dollar Facility. In addition to its primary 364 day facility, the Company, through a foreign subsidiary, continues to maintain a $50.0 million 364 day facility to support operations in Canada (the “Canadian Facility” together with the “364 Day Foreign Facilities”).

At September 30, 2007, total indebtedness of the Company was $2,262.8 million. The Company had remaining borrowing capacity under its primary bank credit agreements at September 30, 2007 of $292.0 million after reduction for borrowings of $1,163.8 million and $44.2 million of outstanding letters of credit. In addition, there was $39.9 million outstanding under the 364 Day Foreign Facility and $10.1 million remaining available under such facility. In addition, the Company had $232.0 million available at September 30, 2007 under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $118.2 million as of September 30, 2007. Upon completion of the sale of Bath and Kitchen, the Company plans to use the proceeds, after taxes and customary closing adjustments and costs, to reduce debt in an amount to maintain investment grade level. The Company expects to use the remainder of the proceeds primarily to repurchase shares of the Company’s common stock, subject to approval of the Company’s Board of Directors.

Consistent with prior quarters, at September 30, 2007, the Company was restricted from remitting approximately $79 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

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

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. These facilities are subject to annual renewals. The facility in Europe was renewed in May 2007. The U.S. facility was renewed in September 2007. Accounts receivables that relate to the Vehicle Control Systems business ceased to be sold into the Company’s European accounts receivable asset securitization program as of May 31, 2007. In conjunction with this, the Company repurchased Vehicle Control Systems accounts receivables previously sold into the program for a purchase price of $197.2 million. The remainder of the Company’s accounts receivable financing facility in Europe was terminated as of August 31, 2007 due to the spinoff of the Vehicle Control Systems business and the pending sale of the Bath and Kitchen business. In conjunction with the termination of the facility, the Company repurchased the outstanding balances of the receivables sold into the program for a purchase price of $203.5 million. As part of the sale of the Bath and Kitchen business, the Company also repurchased from the bank accounts receivables related to the Bath and Kitchen business that were previously sold into the U.S. asset securitization program for a purchase price of $7.7 million. The Company also reduced the size of the U.S. program to $150 million from $200 million. The Company has the ability to renew the U.S. facility. As of September 30, 2007 advances from conduits were $117.8 million under the U.S. program as compared to $135.5 million at December 31, 2006.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $84.6 million as of September 30, 2007, extending from 2007 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2007 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

Aggregate Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases, purchase obligations, unfunded pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations in our 2006 Annual Report on Form 10-K. Included within the contractual obligations as of December 31, 2006 are $556.6 million of obligations attributable to Vehicle Control Systems. As previously discussed, the Company completed the spinoff of the Vehicle Control Systems business on July 31, 2007. In addition, the Company does not expect any changes to the aggregate contractual obligations outlined in its Form 10K for the year ended December 31, 2006 as a result of adopting FIN 48.

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-Q includes important information as to risk factors in “Item 1. Legal Proceedings”, “Item 1A. Risk Factors”, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the Company’s commercial and residential market;

•	weather conditions as unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect business and results of operations;

•	the extent to which the Company will be able to realize the estimated savings from materials management and Six Sigma initiatives;

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

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2007;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies; and

•	the extent to which the Company is able to complete the sale of the Bath and Kitchen business, and the ability to realize the anticipated benefits associated with the separation transactions.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2007.

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

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent the Company’s indirect subsidiary, American Standard Europe BVBA (“ASE”), a written request for information. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including the Company and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO Holdings Inc. (“WABCO”) as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), ASE, which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. American Standard and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections has been scheduled for November 12-15, 2007 in Brussels. ASE and other former Company subsidiaries are expected to participate in the hearing. The Company, however, will not participate in the hearing.

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

Trane Indonesia Distributor Termination Litigation

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the

Company and four of the Company’s subsidiaries. The complaint alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions Pte., by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit and therefore has not recorded a liability related to this matter. On October 23, 2007, the Company and two affiliates filed a Statement of Claim in the High Court of the Republic of Singapore against TSP. The Statement of Claim seeks declarations that none of the defendants has an interest in the distribution of Trane products, or any rights of any kind, arising out of the 1990 shareholder agreement and related agreements, as well as injunctions restraining the defendants from commencing and/or maintaining lawsuits in Singapore and elsewhere in relation to an interest in the distribution of Trane products, or rights of any kind, allegedly arising out of the 1990 shareholder agreement and related agreements. The grant of such an injunction would effectively prohibit TSP and Solutions Pte. from continuing to prosecute the Indonesian litigation.

See also Note 10 of Notes to Financial Statements for additional discussion of legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On October 5, 2006, the Company’s Board of Directors approved an amount not to exceed $500 million with no expiration date to purchase shares of the Company’s common stock in the open market. As of September 30, 2007, the unexpended authorization on the current program totaled $41.7 million. As of September 30, 2007 the unexpended authorization on the current and prior programs totaled $54.1 million. A summary of the repurchase activity for the first nine months of 2007 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Total first quarter	—	—	—	$512,453,645

Total second quarter	—	—	—	$512,453,645

July 1-July 31	—	—	—	$512,453,645
August 1-August 31	9,241,300	$36.16	9,241,300	$178,296,786
September 1-September 30	3,476,800	$35.71	3,476,800	$54,124,808

Total third quarter	12,718,100	$36.04	12,718,100

Total through September 30	12,718,100	$36.04	12,718,100

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	Date of Special Meeting.

A Special Meeting of Shareholders of the Company was held on September 28, 2007, at the ASD Learning Center located at One Centennial Avenue, Piscataway, New Jersey.

(b)	Matter voted upon:

Approval to amend the Company’s certificate of incorporation to change the name of the company from “American Standard Companies Inc.” to “Trane Inc.”:

For	Against	Abstain	Broker Non-Votes
178,088,629	777,840	1,047,189	0

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed (or incorporated by reference) as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD COMPANIES INC.

/s/ Brad M. Cerepak
Brad M. Cerepak
Vice President and Controller
(Principal Accounting Officer)

October 30, 2007

AMERICAN STANDARD COMPANIES INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

2.2	Stock and Asset Purchase Agreement between American Standard Companies Inc., ASD Acquisition Corp. and Ideal Standard International Holdings SARL dated as of July 23, 2007 (previously filed as Exhibit 2.1 to American Standard’s Form 8-K filed on July 26, 2007, and herein incorporated by reference.)

10.1	American Standard Inc. Supplemental Savings Plan, restated to include all amendments through May 3, 2007.

10.2	American Standard Companies Inc. Executive Supplemental Retirement Benefit Program, restated to include all amendments through October 4, 2007.

10.3	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, restated to include all amendments through October 4, 2007.

10.4	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and the American Standard Companies Inc. Supplemental Savings Compensation Plan, restated to include all amendments through October 4, 2007.

10.5	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.6	Transition Services Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.7	Employee Matters Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.8	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to American Standard’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.