Form 10-K
period 2007-12-31
TRANE INC.
filed 2008-02-20
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11415

TRANE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3465896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, New Jersey	08855-6820 (Zip Code)
(Address of principal executive office)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2007 was approximately $12.0 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the close of business on February 13, 2008: Common Stock, $.01 par value, 195,263,968 shares.

Documents incorporated by reference: None

Important Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. For further information as to important risks and factors that could cause actual results to differ materially from management’s expectations, see “Item 1. Business,” “Item 1A. Risk Factors”, “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Concerning Forward-Looking Statements” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

PART I

ITEM 1.	BUSINESS

Trane Inc. (formerly known as American Standard Companies Inc.) (the “Company”) is a Delaware corporation incorporated in 1988. “Trane” or the “Company” refers to the Company, or to the Company and Trane U.S. Inc. (formerly known as American Standard Inc.) or Trane International Inc. (formerly known as American Standard International Inc.), each a wholly-owned subsidiary, including their subsidiaries, as the context requires.

Trane is a leading global manufacturer of commercial and residential heating, ventilation and air conditioning equipment (“HVAC”) and provides market-leading systems and services that enhance the quality and comfort of the air in homes and buildings around the world. The Company offers customers a broad range of energy-efficient HVAC systems; dehumidifying and air cleaning products; service and parts support and advanced building controls. The Company’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a broad, well-established distribution network.

Trane through its predecessors has been in the HVAC business since 1864. The business strategy for the commercial market is to provide customers with integrated HVAC systems and solutions including equipment, controls, parts and services that make their buildings—and therefore their businesses—perform better. The business strategy for the residential market is to provide homeowners with total home comfort solutions including equipment and controls to create an ideal home environment.

For the year ended December 31, 2007, the Company had sales of $7,449.6 million and income from continuing operations of $400.2 million.

Customers and Key Markets

In 2007, the sale of commercial equipment accounted for approximately 47 percent of total revenue, the sale of residential equipment accounted for approximately 24 percent of total revenue and the remaining 29 percent of 2007 total revenue was derived from the sale of parts, services and solutions. Approximately 59 percent of the Company’s revenue in 2007 was from sales of equipment, parts and services to the replacement, renovation and repair market segment, and the remainder from new construction. The Company derived 27 percent of its 2007 revenue from sales outside the U.S.

The business of the Company taken as a whole is not dependent upon any single customer or a few customers. No single customer accounted for 10 percent or more of the Company’s sales for the years ended December 31, 2007, 2006 and 2005.

The Company has operations in North America, Europe, the Middle East, Asia and Central and South America. For sales by geographic region and end markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products and Services

The Company manufactures and sells commercial and residential HVAC equipment and parts and provides HVAC services and solutions to its customers.

Products manufactured by the Company include:

•	Large commercial applied systems consisting of chillers, air handlers and terminal devices such as variable air volume units, fan coils and controls.

•	Light and large commercial unitary systems.

•	Split-system and packaged residential systems including condensing units, furnaces, air handlers, heat pumps, coils and air filtration devices.

•	Thermostats that regulate room and building temperature.

•	Controls that optimize and manage the performance of each unit or system.

•	Integrated building automation systems that control, manage and report a building’s performance including its energy consumption, air quality and comfort.

Trane offers high energy-efficiency system options for residential, commercial and industrial building types around the world. Energy efficiency means greater comfort for homeowners and building occupants, lower energy and raw material use, such as oil and natural gas, and less impact on the environment. Examples of Trane’s energy efficient systems include:

•

EarthWise CenTraVac™ chilled water system, which won the “Best-of-the-Best” Award in 2007 from the U.S. Environmental Protection Agency (“EPA”) for its contributions to strategic ozone protection. It is the most energy-efficient system available for large buildings.

•	Energy recovery systems that use less energy to cool and heat during all seasons and provide free energy for the creation of hot water.

•	The XL19i two-stage split-system air conditioner and heat pump that can save consumers more than 60 percent in operating costs compared with a 10-year-old existing unit.

•

The XV95 is the market’s most efficient gas furnace and the first to attain up to a 96.7 percent Annual Fuel Utilization Efficiency (“AFUE”) rating, exceeding the government’s minimum AFUE rating for furnaces and boilers by nearly 20 percent.

•	Variable speed indoor systems that are highly efficient to operate.

•	Precedent 15 SEER (Seasonal Energy Efficiency Ratio) light commercial systems which was launched in the fourth quarter of 2006.

•	Wireless Zone Sensors that help optimize overall building energy consumption.

The Company provides commercial service agreements covering both its own and its competitors’ equipment and systems and sells optional extended warranties to commercial and residential customers on its own equipment.

Marketing and Sales

The Company has a broad global network of company-owned sales offices and distribution centers, independent sales offices and independent wholesale distributors distributing its products.

The Company is served by a broad network of more than 170 company-owned and independent commercial sales offices (“CSOs”), 39 percent of which are located in the U.S. and Canada and the remainder throughout Europe, the Middle East, Latin America and Asia Pacific regions. CSOs work with building owners or their agents, such as architects and consulting engineers, to design and apply state-of-the-art HVAC systems to various buildings and sell equipment, systems and controls primarily to mechanical contractors.

A growing area is sales directed to building owners or sales directed by owners, primarily through national account relationships with owners or operators who manage a distributed network of facilities such as retail and hospitality chains, federal, state and local governments and agencies and process manufacturers such as pharmaceutical or electronics companies.

In addition to selling original equipment, Trane CSOs manage a network of more than 170 parts centers serving the needs of Company-owned and independent HVAC service companies. The parts centers sell both commercial and residential parts. The parts centers are either separate locations or part of the CSO locations. The CSOs also have an extensive network of service technicians and applications engineers who provide design, installation, consulting and maintenance services and controls contracting. Outside the U.S. and Canada, CSOs sell residential and commercial products to independent dealers and installers.

In addition to the CSOs, the Company is served by residential Company-owned sales offices and independent wholesale distributors in the U.S. and Canada. These sales offices and distributors have more than 500 stocking locations that sell Trane and American Standard residential and light commercial unitary products (up to 25 tons) to dealers and contractors who sell and install the equipment.

Additionally, TRANE® brand residential products are well positioned in the retail sales channel through a key sales lead program at The Home Depot, the top home improvement retailer in the U.S. This supports the marketing of TRANE® central heating and air conditioning systems to residential customers.

Competitors

The Company competes in all of its markets on the basis of the quality, reliability and breadth of its products and services; innovation and technological leadership; energy efficiency; price; and value. The Company’s major competitors are:

•	Residential equipment systems in the U.S.: Carrier, Goodman Industries, Johnson Controls, Lennox and Rheem.

•	Commercial equipment systems globally: Carrier, Daikin and Johnson Controls.

•	Control products and systems globally: Honeywell International Inc., Johnson Controls and Siemens.

•	Services: in addition to the companies listed above, the Company competes with local independent service providers around the world.

•	Parts: in addition to the companies listed above, the Company competes with specialized parts distributors, such as Grainger and Johnstone Supply.

Organization

The Company’s global headquarters is located in Piscataway, NJ. The Company’s other main administrative offices are located in Brussels, Belgium; LaCrosse, WI; Shanghai, China; St. Paul, MN and Tyler, TX. The principal manufacturing operations are located in China, France, Mexico, Taiwan and the U.S. For additional information on the Company’s facilities see “Item 2. Properties.” For additional information on employees see “Other Matters Relating to Trane’s Business as a Whole—Employees.”

Recent Developments

Company History—American Standard Companies Inc. Separation

On February 1, 2007, Trane (then known as American Standard Companies Inc.) announced that its Board of Directors had completed a strategic review of the Company and unanimously approved a plan to separate its three businesses during 2007. The announced separation included a plan to spin off Trane’s Vehicle Control Systems business and to sell its Bath and Kitchen business, with Trane retaining and focusing on its global HVAC business. The Board of Directors concluded that separating the three businesses would create greater shareholder value than the existing company structure and provide the separated companies with substantial opportunities and benefits allowing them to more effectively operate their respective businesses, including providing the separated companies with increased strategic focus, enhanced opportunities for growth, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees.

On July 12, 2007, the Board of Directors of Trane approved the spinoff of the Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). The spinoff of WABCO was completed on July 31, 2007 and WABCO began trading thereafter as an independent company on the New York Stock Exchange (“NYSE”) under the ticker symbol “WBC.”

On July 23, 2007, the Company entered into an agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC. The sale was completed on October 31, 2007 for approximately $1.745 billion, after closing adjustments but subject to certain post-closing adjustments. Combined with the proceeds received by Trane from the sale of its Venesta Washroom Systems business (which was formerly part of the Bath and Kitchen business) in March 2007, the Company’s gross proceeds from the sale of the Bath and Kitchen business totaled approximately $1.91 billion. A portion of the proceeds from the sale of Bath and Kitchen, after expenses and taxes, was used to reduce debt.

Upon completion of the spinoff of the Vehicle Control Systems business and the sale of the Bath and Kitchen business, the Company’s operations consist of its Air Conditioning Systems and Services business, which manufactures, sells and services commercial and residential HVAC equipment systems and controls. Following receipt of shareholder approval, American Standard Companies Inc. changed its name to Trane Inc. on November 28, 2007 and began trading on the NYSE under the ticker symbol “TT.”

Merger Agreement with Ingersoll Rand

On December 17, 2007, the Company announced that on December 15, 2007, it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll Rand (“Merger Sub”), providing for the acquisition of the Company by Ingersoll Rand, a company publicly traded on the NYSE. Subject to the terms and conditions of the merger agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll Rand. At the effective time of the merger, each outstanding share of common stock of the Company, other than shares owned by the Company or Ingersoll Rand and any dissenting shares, will be converted into the right to receive a combination of (i) 0.23 (the “Exchange Ratio”) of an Ingersoll Rand Class A common share and (ii) $36.50 in cash (the “Cash Consideration”), without interest. Under the merger agreement, in the event that the Company or Ingersoll Rand reasonably determines in good faith that it is necessary to do so, in order to complete the merger without a vote of Ingersoll Rand’s shareholders, the Cash Consideration may be increased by an amount up to $1.00 per share (with a corresponding reduction to the Exchange Ratio). The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and the receipt of certain required antitrust approvals and clearances. The Company received the necessary antitrust approvals under the Hart-Scott-Rodino Act on January 31, 2008. The Company currently anticipates that the merger will be completed in the second calendar quarter of 2008.

Business Data

Information related to the Income Statement, Balance Sheet and Cash Flow for the Company on a consolidated basis and by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 17 of Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information on backlog and the seasonal aspects of the Company’s business are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the caption “Cyclical and Seasonal Nature of Business,” respectively.

Company Goals

The Company has adopted the following performance goals:

•	Sales growth, through:

•	Delivering premier customer service, building brand awareness and differentiation,

•	Technological leadership and product innovation based on knowledge to meet changing customer needs, and

•	Geographic expansion.

•	Productivity improvement through:

•	Materials management programs, and

•	Quality and Six Sigma programs.

•	Financial goals including:

•	Improving income from continuing operations and cash flow,

•	Maintaining investment grade debt rating or equivalent rating,

•	Maintaining or lowering the effective tax rate,

•	Increasing the return of cash flow to shareholders, and

•	Disciplined capital investment and improved asset utilization.

Materials Management

The Company’s materials management initiative is centered on utilizing the Company’s collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve the supply chain. Materials management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. Materials management identifies opportunities to substitute lower-cost materials for higher-cost ones without compromising quality, durability and safety. Material costs represent a significant portion of total costs. Management believes that continued improvements realized through materials management could result in substantial savings.

Management continues to adopt challenging goals for continuous performance improvement. In 2007 improvements from materials management programs partially offset increasing commodity costs related to the purchase of steel, copper, aluminum, motors and electronics, which negatively impacted the Company by $186 million. Incremental benefits from this program were approximately $92 million in 2007, $84 million in 2006 and $30 million in 2005.

Six Sigma

Six Sigma is a structured approach to achieving significant productivity improvements in business and manufacturing processes through data-driven decisions. The Company originally introduced Six Sigma in 2000. In 2005, the Company incorporated Lean principles, which focus on speed and the reduction of waste in all processes, and now refers to the integration of Lean principles and tools within the framework of Six Sigma as “Six Sigma Lean”.

The Company continues to develop and deploy technical experts (referred to as Six Sigma Master Black Belts, Black Belts and Green Belts) through aggressive training and project deployment programs. At the end of 2007, the Company had 38 Master Black Belts, 566 Black Belts and 2,954 Green Belts who were certified or in training. To achieve such a designation, specific projects, timelines, milestones and savings must be achieved. Management is continually broadening the Six Sigma Lean approach to cover functions beyond manufacturing. In the past two years it has provided specific Six Sigma Lean training in safety, materials management, transactional analysis and design, deployment of new products, lean manufacturing, sales/marketing, maintenance and administrative processes.

Linkage of Goals with Incentive Compensation Plans

Management has adopted incentive compensation plans that are directly linked to achievement of the company-wide goals described above. Management believes the attainment of these goals will result in improved financial performance and enhanced shareholder value.

Other Matters Relating to Trane’s Business

Raw Materials and Purchased Components

The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper, aluminum, motors and electronics. The ability of the Company’s suppliers to meet performance and quality specifications and delivery schedules is important to the Company’s operations. Material costs represent a significant portion of total costs. As a result, the Company has integrated much of its raw materials and components procurement efforts into its materials management initiative, which the Company believes results in significant savings. The energy and materials required for manufacturing operations have been readily available. The Company is not dependent on any single supplier or a few suppliers for the purchase of its raw materials and purchased components. Although the Company does not foresee any significant raw material shortages, it does expect to incur higher costs for certain commodity raw materials in 2008.

Patents, Licenses and Trademarks

The Company’s operations are not dependent to any significant extent upon any single or related group of patents, licenses, franchises or concessions. The TRANE® and AMERICAN STANDARD® trademarks identified with the Company’s products and services are important in the sale and marketing of such products and services.

The Company, from time to time, has granted patent licenses to, and has licensed technology from, other parties.

Research and Product Development

The Company made expenditures of $116 million in 2007, $101 million in 2006 and $87 million in 2005 for research and product development. The Company’s research and development expenditures were primarily related to alternative refrigerants, compressors, heat transfer surfaces, airflow technology, acoustics, clean air products for residential air conditioning, micro-electronic controls and regulatory compliance. The Company has five research and development centers focusing on commercial and residential technologies. The centers are located in Shanghai, China; LaCrosse, WI; St. Paul, MN; Clarksville, TN and Tyler, TX.

Regulations and Environmental Matters

The Company’s U.S. operations are subject to federal, state and local environmental laws and regulations. The Company has a number of proactive programs under way to minimize its impact on the environment and believes that it is in substantial compliance with environmental laws and regulations. A number of the Company’s plants are undertaking responsive actions to address soil and groundwater issues. In addition, the Company is a party to a number of remedial actions under various federal and state environmental laws and regulations that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. Remedial actions to which the Company is a party include approximately 22 current proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes in which the Company has potential liability based either on a past or current ownership interest in the site requiring remedial actions or based on disposal or alleged disposal of waste products at the site requiring remedial actions. Expenditures in 2007, 2006 and 2005 to evaluate and remediate such sites were not material.

Additional sites may be identified for environmental remediation in the future, including properties previously transferred by the Company and with respect to which the Company may have contractual indemnification obligations. The Company cannot estimate at this time the ultimate aggregate costs of all remedial actions because of uncertainties surrounding the nature and application of environmental regulations, the Company’s lack of information about additional sites at which it may be listed as a potentially responsible party, the level of cleanup that may be required at specific sites and choices concerning the technologies to be applied in corrective actions, the number of contributors and the financial capacity of others to contribute to the cost of remediation at specific sites and the time periods over which remediation may occur. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

The Company’s international operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. The Company believes it is in substantial compliance with existing domestic and foreign environmental statutes and regulations. As in the U.S., a number of the Company’s international facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2007, 2006 and 2005 to evaluate and remediate these sites were not material. On the basis of the Company’s historical experience and information currently available, these environmental actions should not have a material adverse effect on its financial condition, results of operations or liquidity.

The Company has derived significant revenues in recent years from sales of air conditioning equipment that uses refrigerants which contain chlorofluorocarbons (“CFCs”) and hydrochlorofluorocarbons (“HCFCs”). Production and use in new equipment of certain HCFCs and other chemicals with ozone-depletion potential are being phased out over various periods under laws and regulations that require use of substitute permitted refrigerants. The Company believes that these regulations will continue to have the effect of generating additional product sales and parts and service revenues, as existing air conditioning equipment utilizing CFCs and HCFCs, is converted to operate on other refrigerants or replaced. The Company is unable to estimate the magnitude or timing of these conversions or replacements. The Company has been working closely with refrigerant manufacturers that are developing refrigerant substitutes for CFCs and HCFCs, so the Company’s products will be compatible with those substitutes. Although a significant percentage of the Company’s commercial air conditioning products will require modification for refrigerant substitutes, the Company believes that it will remain competitive and does not expect any significant problems in complying with this changing regulatory environment. In addition, the Company is a leader in developing energy-efficient products that meet or exceed certain federal and state efficiency standards. However, providing more energy-efficient products will require additional research and development expense and capital expenditures to continue to offer energy-efficient product choices to the customer. The Company believes it will remain competitive and that it has adequate financial resources to fund these efforts.

Employees

The Company employed approximately 29,600 people as of December 31, 2007 (excluding employees of unconsolidated joint venture companies). The Company has eight major labor union contracts in North America covering approximately 6,750 employees. In North America, one contract expired and was successfully negotiated in 2007 covering approximately 920 employees. Three contracts will expire in 2008 covering approximately 2,140 employees, and two contracts will expire in 2009, covering approximately 2,470 employees. In addition, one contract in Mexico covering approximately 650 employees is negotiated on an annual basis. The Company also has four major labor contracts outside North America, covering approximately 1,120 employees. One contract in Chile covering 87 employees was successfully negotiated in 2007 after a four-day work stoppage. Another contract in Latin America, covering 54 employees, will be negotiated in 2008. Although the Company believes relations with its employees are good, there can be no assurance that the Company will not experience significant work stoppages in the future.

International Operations

The Company conducts operations through its subsidiaries in most of the countries of Western Europe, Brazil, Canada, the Middle East, Mexico, China, Thailand, Taiwan and other countries throughout the world. Because the Company has operations in foreign countries, fluctuations in currency exchange rates may have a significant impact on its consolidated financial statements. Such fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. A portion of the Company’s products are manufactured in lower-cost locations such as Mexico, Brazil and China and sold in various countries and are manufactured in the U.S. and sold abroad. This results in increased exposure to foreign exchange effects. The Company is also subject to political risks related to its foreign operations.

ITEM 1A. RISK FACTORS

The risks described below should be carefully considered before investing in the publicly traded securities of Trane. Any of the following factors could materially adversely affect the Company’s future operating results, financial condition and/or stock price. The risks described below are not the only ones facing the Company. Other risk factors are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Concerning Forward Looking Statements.”

Risks Related to Current Operations

The Company’s sales could decline due to macro-economic factors and other factors outside of the Company’s control.

Changes in economic conditions and changes in the local economies of the countries or regions in which the Company sells its products and services, such as changes in consumer confidence, increases in interest rates and increases in unemployment, could affect consumer demand for the Company’s products and services, which could negatively affect the Company’s business and results of operations. In addition, as a result of the completion of its planned separation, the Company’s operations are less diversified and therefore, subject, to a greater extent than previously, to the effects of changes to such factors on the commercial and residential construction markets in the geographic regions in which the Company operates.

In the U.S., much of the consumer demand for the Company’s products has been driven by the replacement, repair, remodeling and new construction markets. The Company’s business has benefited from the growth in the replacement, repair and remodeling and new construction markets in the U.S. As sales in the U.S. comprise approximately 73 percent of total sales in 2007, a significant decline in any of the replacement, repair, remodeling or new construction markets or a downturn in the U.S. economy, could negatively affect the Company’s results of operations.

The Company’s exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact the Company’s results of operations.

The Company conducts business through its subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. In 2007, approximately 27 percent of consolidated sales occurred outside of the U.S. A significant and growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the EURO, Pound Sterling, Chinese RMB (Yuan), Mexican Peso and the Canadian dollar, could cause fluctuations in the reported results of the Company’s operations that could negatively affect its results of operations. Additionally, the strengthening of certain currencies such as the EURO and U.S. dollar potentially exposes the Company to competitive threats from lower cost producers in other countries such as China. Lastly, the Company’s sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into U.S. dollars. In 2007, the Company recorded $0.1 million of foreign exchange gains in its Income Statement. Foreign exchange translation effects benefited the Company’s sales by $99.4 million and income from continuing operations by $8.4 million in 2007.

The Company is subject to general risks associated with its foreign operations.

In addition to the currency exchange risks inherent in operating in many different foreign countries, there are other risks inherent in the Company’s international operations. The risks related to the Company’s foreign operations that are more often faced in the normal course of business include:

•	Changes in tax law, increases in tax rates and the amount of foreign earnings relative to total consolidated earnings could change and impact the consolidated tax rate;

•	Foreign earnings may be subject to withholding requirements or the imposition of tariffs, price or exchange controls, or other restrictions, including restrictions on repatriation of earnings;

•	General economic and political conditions in countries where the Company operates may have an adverse effect on the Company’s operations in those countries; and

•

Changes in law could increase the cost of doing business in foreign jurisdictions, and the uncertainty of the legal environment in certain jurisdictions, especially in emerging markets, could limit the Company’s ability to effectively enforce its rights in certain markets.

The ability to manage these risks could be difficult and may limit the Company’s operations and make the manufacture and distribution of its products internationally more difficult, which could negatively affect the Company’s business and results of operations.

If the Company is unable to obtain certain raw materials and component parts at reasonable price levels, its ability to maintain existing sales margins may be affected.

The Company purchases a broad range of materials and components throughout the world in connection with its manufacturing activities. Major items include steel, copper, aluminum, motors and electronics. The cost of raw materials represents a significant portion of total costs. In 2007 the Company incurred higher costs for certain raw materials, energy and transportation costs, which affected earnings. The Company’s future results of operations and profitability could be negatively affected if it cannot obtain raw materials at a reasonable cost. While the Company was able to raise prices in 2007 to offset the impact of rising commodity costs, on a cumulative basis, commodity cost increases remain greater than price increases.

The Company may not be able to realize the estimated cost savings or productivity improvements from its materials management and Six Sigma Lean initiatives, respectively.

The Company’s materials management initiative is centered on utilizing collective buying power on a global basis to improve purchasing efficiency, reduce the number of suppliers and improve the supply chain. Materials management also involves working with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. Material costs represent a significant portion of total costs. The Company’s inability to successfully execute specific programs associated with the materials management initiative could negatively affect the Company’s business and results of operations.

Similarly, the Company’s Six Sigma Lean initiative is structured to achieve significant productivity improvements in business and manufacturing processes through data driven decisions. To the extent that the Company is not able to increase productivity at planned levels its results of operations could be adversely affected.

If there are changes in the environmental, health or other regulations that affect one or more of the Company’s current products or future products, it could have a negative impact on the Company’s business and results of operations.

The Company is currently governed by various environmental, health and other regulations in the U.S. and internationally. While there are a number of proactive programs underway to minimize the impact of the Company’s products on the environment and the Company believes it is in substantial compliance with environmental laws and regulations, the Company cannot predict whether there will be changes in the environmental, health and other regulations affecting its products. Currently, there are regulations which require the phasing out of certain refrigerants such as CFCs and HCFCs, which are used in the products the Company manufactures and services. If the Company is unsuccessful in modifying certain of its products to be compatible with the substitute refrigerants, it could have a negative impact on its business and results of operations. There are also federal and state statutes which impose energy efficiency standards for certain of the Company’s air conditioning systems. If the Company is unable to produce air conditioning systems that meet these statutory energy-efficiency requirements, it could have a negative impact on its ability to compete.

Any changes in the environmental, health or other regulations which affect the Company’s current or future products could have a negative impact on its business if the Company were unable to adjust its product offering to comply with such regulatory changes. In addition, it is possible that the Company will incur increased costs as a result of complying with environmental, health and other regulations.

Changes to the Company’s asbestos liability or insurance receivable could impact its results of operations.

In 2004, the Company recorded a liability for all pending and unasserted potential future asbestos indemnity claims. The Company also recorded a receivable with respect to expected insurance recoveries related to such liability. The amounts recorded for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts and expected trends. The Company’s actual expenses and insurance recoveries could be significantly higher or lower than those recorded if the assumptions used or relied upon vary significantly from actual results or if U.S. tort legislation governing asbestos claims is passed. The Company reviews these assumptions on a periodic basis to determine whether adjustments are required to its recorded asbestos-related liability and related insurance receivable. Adjustments, if any, to the estimate of the recorded asbestos-related liability and/or insurance receivable could negatively impact the results of operations for the period or periods in which such adjustments are made. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding asbestos.

If the Company is not able to maintain good relations with its unionized employees, the Company could suffer work stoppages that could negatively affect its business and results of operations.

Approximately 27 percent of the Company’s employees, as of December 31, 2007, are members of labor unions. The Company has eight major labor union contracts in North America. The Company also has four major labor contracts outside of North America. Five of the union contracts will expire in 2008, and the Company will be required to renegotiate them in the coming year. While the Company does not anticipate any problems in renegotiating the labor contracts that could negatively affect operational results, it cannot ensure that it will be able to reach an agreement with the unions. Any disputes with the labor unions could result in work stoppages or other labor protests which could disrupt its operations. Any such labor disputes could negatively affect the Company’s business and results of operations. See “Other Matters Relating to Trane’s Business—Employees” for more information.

Changes in weather patterns and seasonal fluctuations may adversely affect the Company’s business and results of operations.

Demand for the Company’s products and services is influenced by weather conditions. Company sales tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. Unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect the Company’s business and results of operations.

In addition, the Company’s quarterly results may vary significantly. Although there is demand for the Company’s products and services throughout the year, a significant percentage of total sales are related to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year. Therefore, results of any quarterly period may not be indicative of expected results for a full year.

The Company may be subject to product liability and warranty and recall claims, which may increase the cost of doing business and adversely affect its business, financial condition and results of operations.

The Company is subject to a risk of product liability or warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. While the Company maintains reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. The Company cannot be assured that it will not incur significant costs to defend these claims or that it will not experience any product liability losses in the future. In addition, if any of the Company’s designed products are or are alleged to be defective, the Company could be required to participate in recalls and exchanges of such products. In the past five years, the Company’s warranty expense has fluctuated between 1.8 percent and 2.6 percent of sales on an annual basis. Individual quarters were above or below the annual averages. The future costs associated with providing product warranties and/or bearing the cost of repair or replacement of the Company’s products could exceed historical experience and have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Separation Transactions

The Company may not be able to achieve some or all of the benefits it expects will result from the separation transactions.

The Company may not be able to achieve the full strategic and financial benefits it expects will result from the separation of two of the Company’s three historical operating segments into independent companies or such benefits may be delayed or not occur at all. Additionally, the consolidated financial information included in this Annual Report on Form 10-K, does not reflect the financial condition, results of operations or cash flows that the Company would have achieved if the separation had been completed prior to, or during, the periods presented or those that the companies will achieve in the future.

If the distribution of WABCO’s shares were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the “Code”), then the Company’s shareholders or the Company may be required to pay U.S. federal income taxes.

The Company has received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that the distribution qualifies as tax-free for U.S. federal income tax purposes under Section 355 of the Code. In addition, the Company has received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the distribution will qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code. The ruling and opinion are based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by WABCO and the Company. In rendering its ruling, the IRS also relied on certain covenants that the Company and WABCO entered into, including the adherence to certain restrictions on WABCO’s and the Company’s future actions.

Notwithstanding receipt by Trane of the private letter ruling and the opinion of counsel, the IRS could assert that the distribution should be treated as a taxable transaction. If the distribution fails to qualify for tax-free treatment, then the Company would recognize a gain in an amount equal to the excess of (i) the fair market value of WABCO’s common stock distributed to the Trane shareholders over (ii) Trane’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution were to fail to qualify as a tax-free reorganization and such failure was not the result of actions taken after the distribution by Trane or any of its subsidiaries or shareholders, WABCO would be responsible for all taxes imposed on Trane as a result thereof. In addition, each Trane shareholder who received WABCO common stock in the distribution generally would be treated as having received a taxable distribution in an amount equal to the fair market value of

WABCO’s common stock received (including any fractional share sold on behalf of the shareholder), which would be taxable as a dividend to the extent of the shareholder’s ratable share of Trane’s current and accumulated earnings and profits (as increased to reflect any current income including any gain recognized by Trane on the taxable distribution). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the Trane shareholder’s tax basis in its Trane stock, with any remaining amount being taxed as capital gain.

Risks Related to the Pending Acquisition by Ingersoll Rand

Failure to complete the merger will subject the Company to financial risks and could cause its stock price to decline.

On December 15, 2007, the Company entered into the merger agreement with Ingersoll-Rand Company Limited. The Company cannot be assured that the merger agreement will be adopted by its shareholders or that the other conditions to the completion of the merger will be satisfied. In connection with the merger, the Company is subject to several risks, including the following:

•

the current market price of the Company’s common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of the Company’s common stock;

•	the occurrence of any event, change or other circumstance that could give rise to a termination of the merger agreement;

•	the inability to complete the merger due to the failure to obtain approval of the Company’s shareholders or the failure to satisfy other conditions to consummation of the merger;

•	the failure of the merger to close for any other reason;

•

under the merger agreement, the Company could be required to pay Ingersoll Rand a termination fee of $315 million, if the merger agreement is terminated in certain circumstance involving a takeover proposal by a third party or a change in the Company’s Board of Directors’ recommendation of the merger to its shareholders;

•	the proposed transaction disrupts current plans and operations and the potential difficulties associated with employee retention as a result of the merger;

•

the benefits the Company expects its shareholders would realize from the merger would not be realized, including as a result of the difficulties or delays in Ingersoll Rand’s ability to successfully integrate its businesses with the Company’s business following the merger;

•	the effect of the announcement of the merger on the Company’s operating results, business and relationships with customers, suppliers and other parties; and

•	the amount of the costs, fees, expenses and charges the Company has and may incur related to the merger.

Because the market price of Ingersoll Rand common stock will fluctuate, shareholders of the Company cannot be sure of the market value of the shares of Ingersoll Rand common stock that they will receive upon completion of the merger until completion of the merger.

The number of shares of Ingersoll Rand common stock to be received by holders of the common stock of the Company in the merger as part of the merger consideration is fixed at 0.23 of an Ingersoll Rand Class A common share for each share of the Company’s common stock. That number will not be adjusted in the event of any increase or decrease in the market price of either Ingersoll Rand Class A common shares or the Company’s common stock. That number would be reduced, however, if Ingersoll Rand substitutes, under certain circumstances, up to $1.00 per share in cash for shares having an equivalent value (based on the average price of

Ingersoll Rand common stock during a specified period prior to closing) as the amount of the increase in cash. The price of Ingersoll Rand common stock may vary at the closing of the merger from its price at the date of this Annual Report on Form 10-K and at the date of the special meeting of shareholders of the Company to be called to vote on adoption of the merger agreement. That variation may be the result of changes in the business, operations or prospects of Ingersoll Rand or the Company, market assessments of the likelihood that the merger will be completed and the timing of the merger, general market and economic conditions and other factors. In addition to the approval of the Company’s shareholders, completion of the merger is subject to the receipt of required approvals under certain antitrust laws of foreign jurisdictions and the satisfaction or waiver of other conditions.

Failure to complete the merger could negatively impact the stock price and future business and financial results of Trane.

If the merger is not completed, the ongoing business of Trane may be adversely affected and will be subject to several risks, including the following: (i) Trane being required, under certain circumstances, to pay Ingersoll Rand a termination fee of $315 million under the merger agreement; (ii) Trane having to pay certain costs relating to the merger, such as legal, accounting, financial advisory and printing fees; and (iii) the focus of management of the Company on the merger instead of on pursuing other opportunities that could be beneficial to the Company, in each case, without realizing any of the benefits of having the transaction completed. In addition, if the merger is not consummated, Trane may experience negative reactions from the financial markets and Trane’s customers and employees. If the merger is not completed, Trane cannot ensure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock price of Trane.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 14, 2008, the Company conducted its manufacturing activities through 35 plants in 10 countries of which the principal facilities are:

Location	Major Products Manufactured at Location
Clarksville, TN	Commercial unitary air conditioning
La Crosse, WI	Applied air conditioning systems
Lexington, KY	Air handling products
Macon, GA	Air handling products
Pueblo, CO	Applied air conditioning systems
Lynn Haven, FL	Commercial unitary air conditioning
Trenton, NJ	Residential gas furnaces and coils
Tyler, TX	Residential air conditioning
Vidalia, GA	Residential air handlers and whole house air cleaners
Ft. Smith, AR	Package air conditioners, heat pumps and gas electrics
Columbia, SC	Coils
Monterrey, Mexico	Reciprocating and scroll compressors
Charmes, France	Applied air conditioning systems
Golbey, France	Unitary air conditioning systems
Taicang, China	Applied and unitary air conditioning systems
GuangDong, China	Coils and air systems
Taipei, Taiwan	Coils and air systems

All of the plants described above are owned by the Company or a subsidiary except for the properties located in Taipei, Taiwan; Macon, GA; Vidalia, GA; and Monterrey, Mexico which are leased. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In 2007, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

The Company also owns or leases warehouse and office space for administrative and sales staff. The Company headquarters, which is leased, is located in Piscataway, NJ.

ITEM 3.	LEGAL PROCEEDINGS

The Haynes Litigation

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. On December 7, 2005, a jury in the United States District Court in Colorado returned a favorable verdict for the Company in its lawsuit alleging fraud by Haynes Trane Service Agency, Inc. (“HTSA”), a former distributor of the Company’s unitary air conditioning business. The jury also returned an advisory verdict recommending that the court award Fred Haynes $4.8 million, because the jurors concluded that the Company had wrongfully terminated an agency agreement with Mr. Haynes, the owner of HTSA, after discovering HTSA’s fraudulent activities in 1995. On October 25, 2006, the trial judge ruled that pursuant to equitable principles Mr. Haynes was not entitled to any portion of the jury’s advisory award and accordingly entered judgment in favor of the Company. On September 11, 2007, the trial court entered final judgment against Haynes and in favor of the Company on its fraud claim against HTSA in the amount of $4.75 million including pretrial interest. Haynes and HTSA filed notices of appeal on October 11, 2007, and the appeal is still pending.

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including the Company and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), American Standard Europe BVBA (renamed WABCO Europe BVBA) (“ASE”), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. The Company and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. ASE and other former Company subsidiaries participated in the hearing. The Company, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (the “2006 Guidelines”) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of the parent company’s (i.e., the Company’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2008, the total liability could be approximately $1.1 billion based on the Company’s worldwide revenue in 2007, subject to a probable reduction for leniency of at least 20 percent provided ASE, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. The Company is confident in ASE’s ability to satisfy its obligations under the Indemnification Agreement because WABCO’s capital structure includes sufficient funds available under its existing credit facilities and only a minimal amount of debt at December 31, 2007.

Bath and Kitchen Fixtures Antitrust Litigation and U.S. Department of Justice Competition Investigations

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. Because the Company has not been accused of any wrong-doing in this investigation, which is ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from it. The Company has cooperated fully with this investigation which has been dormant for over two years.

Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases were subsequently consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deleted reference to fittings and identified a somewhat different group of alleged co-conspirators as co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On January 24, 2007, the trial judge granted the defendants’ motion for entry of judgment in favor of the defendants, dismissing the consolidated amended complaint with prejudice, and on February 20, 2007, the plaintiffs filed a Notice of Appeal of the trial judge’s order. Oral arguments in the appeal were held on January 28, 2008. While the Company cannot predict the outcome of this appeal with certainty, the Company believes that the plaintiffs’ underlying claims in this lawsuit were entirely without merit.

P.T. Tatasolusi Pratama Litigation

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the Company and four of the Company’s subsidiaries. The complaint alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions Pte., by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit. On October 23, 2007, the Company and two affiliates filed a Statement of Claim in the High Court of the Republic of Singapore against TSP. The Statement of Claim seeks declarations that none of the defendants has an interest in the distribution of Trane products, or any rights of any kind, arising out of the 1990 shareholder agreement and related agreements, as well as injunctions restraining the defendants from commencing and/or maintaining lawsuits in Singapore and elsewhere in relation to an interest in the distribution of Trane products, or rights of any kind, allegedly arising out of the 1990 shareholder agreement and related agreements. The grant of such an injunction would effectively prohibit TSP and Solutions Pte. from continuing to prosecute the Indonesian litigation.

The Company believes that the resolution of the litigation matters described above will not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company has not recorded a liability related to these matters.

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

Accounting for Asbestos Liability

The Company has retained an outside consultant to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims, through 2055, which is the consultant’s reasonable best estimate of the time it will take to resolve all of the Company’s asbestos-related claims. The liability estimate is calculated on a pre-tax basis, is not discounted for the time value of money, and excludes legal fees which continue to be expensed by the Company as incurred. The consultant has reviewed the Company’s claims data through December 31, 2007. The Company’s total accrual for asbestos-related liabilities at December 31, 2007 and 2006 is $641.2 million and $665.8 million, respectively. The decrease of $24.6 million in 2007 was due primarily to claims payments made by the Company during the year.

Asbestos Claims Activity

From receipt of the first asbestos claim more than twenty years ago through December 31, 2007, the Company has resolved (by settlement or dismissal) 61,002 claims. The Company and its insurance carriers have paid settlements of approximately $109.0 million, which represents an average payment per resolved claim of $1,786. During 2007, 3,019 new claims were filed against the Company; 1,826 claims were dismissed and 740 claims were settled. At December 31, 2007, there are 105,023 open claims pending against the Company. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance Recovery

The Company is in litigation against certain insurance carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from 21 primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. The Company engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time. During the mediation, the parties agreed to extensions of discovery deadlines and stays of discovery except for discovery necessary to facilitate the mediation process. The continued stay of discovery was confirmed by agreement at the most recent status conference with the court and the mediator, which took place on November 26, 2007.

The Company estimates and records a receivable for amounts recoverable from its insurance carriers for asbestos claims that have been settled and paid, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. The total asbestos receivable is $342.9 million and $385.8 million at December 31, 2007 and 2006, respectively. The receivable decreased in 2007 primarily as a result of cash payments received from insurance companies of $55.5 million, partially offset by the recoverable portion of incurred legal expenses of $3.5 million and favorable settlements not yet recovered of $9.1 million. Please see Note 15 of Notes to Consolidated Financial Statements for a discussion of the methodology used to calculate the receivable and the factors considered in concluding that the insurance receivable, including amounts in litigation, is probable of recovery.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94 percent of the recorded receivable. The remaining six percent of the recorded receivable relates to policies for which the Company has not sought resolution of coverage because such policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. At December 31, 2007, 92 percent of the insurance recovery receivable is with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on the NYSE under the symbol “TT.” Prior to the completion of the Company’s separation plan, the common stock of the Company was listed on the NYSE under the symbol “ASD.” Following receipt of shareholder approval, American Standard Companies Inc. changed its name to Trane Inc. on November 28, 2007 and began trading on the NYSE under the symbol “TT.”

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

As of January 25, 2008, there were 738 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 39,200 beneficial owners of its common stock as of January 25, 2008.

The Company paid its first dividend in March 2005. The Company declared dividends of $135.8 million and $144.8 million in 2007 and 2006, respectively, on its common stock. On February 7, 2008, the Board of Directors declared a first quarter 2008 dividend of $0.16 per common share. Under the merger agreement, Trane has agreed to coordinate with Ingersoll Rand regarding the declaration of any dividends with respect to Trane common stock to ensure that the Trane shareholders will not receive more than one dividend, or fail to receive a dividend, for any single calendar quarter on their shares of Trane common stock (or Ingersoll Rand Class A common shares received in exchange therefore in the merger).

Set forth below are the high and low sales prices for shares of the Company’s common stock and dividends paid for each quarterly period in 2006 and 2007.

2006	High	Low	Dividends
First quarter	$43.70	$35.01	$0.18
Second quarter	$47.14	$38.57	$0.18
Third quarter	$44.14	$37.71	$0.18
Fourth quarter	$46.81	$41.59	$0.18

2007
First quarter	$55.30	$45.21	$0.18
Second quarter	$61.23	$51.76	$0.18
Third quarter(1)	$63.74	$32.35	$0.16
Fourth quarter	$46.74	$32.09	$0.16

(1)

As part of the planned separation announced on February 1, 2007, Trane entered into an agreement to sell its former Bath and Kitchen business on July 23, 2007 (which sale was subsequently completed on October 31, 2007) and completed the spinoff of its former Vehicle Controls Systems business, known as WABCO on July 31, 2007. The market prices for Trane’s shares of common stock provided in the table above include the value of the Bath and Kitchen business and Vehicle Control Systems business through the date of the announced sale and spinoff. The spinoff of WABCO was effected through a dividend of all WABCO common stock to holders of Trane common stock, in which holders of Trane common stock received one share of WABCO common stock for every three shares of Trane common stock owned. On July 31, 2007, the last trading day prior to the completion of the spinoff of WABCO, the closing price per share of Trane common stock was $54.05. On August 1, 2007, the first trading day after the completion of the spinoff of WABCO, the closing price per share of Trane common stock was $37.99 and the closing price per share of WABCO common stock was $49.00. As a result of the one-for-three ratio used in the spinoff, on the close of business on August 1, 2007, the first trading day after the completion of the spinoff of WABCO, the per share combined value of Trane common stock and WABCO common stock was $54.32.

On October 31, 2007, the Company’s Board of Directors approved an additional $750.0 million to purchase shares of the Company’s common stock in the open market. As of December 31, 2007, the unexpended authorization on the current program totaled $750.0 million. As of December 31, 2007, the unexpended authorization on prior repurchase programs totaled $54.1 million. A summary of the repurchase activity for 2007 follows. Under the merger agreement with Ingersoll Rand, the Company is restricted from repurchasing shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the Company’s stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Total first quarter	—		—	—	$512,453,645
Total second quarter	—		—	—	$512,453,645
July 1 – July 31	—		—	—	$512,453,645
August 1 – August 31	9,241,300		$36.16	9,241,300	$178,296,786
September 1 – September 30	3,476,800		$35.71	3,476,800	$54,124,808

Total third quarter	12,718,100		$36.04	12,718,100

Total fourth quarter	—		—	—
Total through December 31	12,718,100	(a)	$36.04	12,718,100	$804,124,808

(a)	All share repurchases were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Company’s common stock from December 31, 2002 through December 31, 2007, with the Standard & Poor’s 500 Index and the Standard & Poor’s Building Products Index, both of which include the Company. On July 31, 2007, the Company completed the spinoff of its Vehicle Control Systems business into an independent publicly traded company called WABCO Holdings Inc. For purposes of calculating the cumulative total shareholder returns on the Company’s common stock, the spinoff of the Vehicle Control Systems business has been treated as a dividend of $16.03 per share of the Company’s common stock (representing the value paid to the Company’s shareholders on the date of the spinoff). The table and graph use data supplied by the Compustat Services unit of Standard & Poor’s Corporation. The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance. The graph and table assume an investment of $100 in the common stock and each index on December 31, 2002 and the reinvestment of all dividends.

Total Shareholder Returns

	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
Trane Inc.	100.00	141.55	174.25	170.84	199.45	295.69
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
S&P Building Products	100.00	136.51	179.07	160.19	171.88	173.52

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Sales	$7,449.6	$6,758.1	$6,014.7	$5,345.5	$4,974.6
Cost of sales	5,331.9	4,796.1	4,308.9	3,872.5	3,778.1
Selling and administrative expenses	1,400.2	1,312.0	1,191.2	1,070.8	791.9

Operating income	717.5	650.0	514.6	402.2	404.6
Other (income) expense(a)	5.5	(8.2)	(13.5)	(10.0)	10.6
Asbestos indemnity, net of recoveries (b)	—	—	—	320.2	10.0
Interest expense	109.6	114.6	113.3	106.2	108.1

Income (loss) from continuing operations before income taxes(c)	602.4	543.6	414.8	(14.2)	275.9
Income tax expense (benefit)(c)	202.2	157.7	95.6	(11.7)	62.3

Income (loss) from continuing operations(c)	$400.2	$385.9	$319.2	$(2.5)	$213.6

Per Share Data:

Income (loss) from continuing operations
Basic	$2.01	$1.91	$1.51	$(0.01)	$0.99
Diluted	$1.96	$1.87	$1.47	$(0.01)	$0.97
Weighted-average common shares outstanding:
Basic	199.0	201.7	211.3	214.8	216.8
Diluted	204.5	206.3	217.0	220.6	221.2

Balance Sheet Data (at end of period):
Total assets	$5,097.3	$7,422.5	$6,867.8	$6,841.8	$5,878.7
Total debt	$1,059.5	$1,715.4	$1,696.2	$1,507.9	$1,679.1
Cash dividends per common share	$0.68	$0.72	$0.60	$—	$—

In 2007, the Company completed the spinoff of its Vehicle Control Systems business and sold its Bath and Kitchen business. Accordingly, the operating results of these two businesses are reported as discontinued operations for all periods.

(a)	In 2007, other (income) expense includes separation and merger advisory fees of $10.0 million ($8.0 million after tax, or $0.04 per diluted share), primarily related to the planned merger with Ingersoll Rand. Other (income) expense from continuing operations in 2006 also included a gain of $15.4 million ($13.8 million, after tax, $.07 per diluted share) related to the sale of operations in Australia.

(b)	In the fourth quarter of 2004, the Company recorded a $307 million ($188 million, net of tax benefit, or $0.85 per diluted share) charge covering estimated net payments for pending and future asbestos-related claims. For a detailed description of the asbestos indemnity matter, see Note 15 of Notes to Consolidated Financial Statements.

(c)

In 2007, income from continuing operations includes $2.6 million ($2.0 million after tax, or $0.01 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 25 jobs and other charges associated with plans initiated throughout 2007 to streamline manufacturing and administrative processes. Income taxes include a tax benefit of $0.6 million related to those expenses. The income tax provision included net tax benefits of $4.5 million ($0.02 per diluted share), which includes benefits associated with foreign audit settlements, the expiration of statute of limitations and adjustments of the 2006 tax provision to the final filed tax returns. The combined effect of the net tax benefits that occurred in 2007, together with other ongoing tax planning activities, resulted in an effective income tax rate of 33.6 percent for the year. In 2006, income from continuing operations includes $2.1 million ($1.4 million after tax, or $0.01 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 42 jobs and other charges associated with plans initiated throughout 2006 to streamline manufacturing and administrative processes. Income taxes include a tax benefit of $0.7 million related to those expenses. The income tax provision included $19.9 million of benefits ($0.10 per diluted share) during 2006 primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the United States and amounts principally related to adjustments to the 2005 tax provision to agree to the final 2005 tax returns. The combined effect of the tax benefits that occurred in 2006, together with other ongoing tax planning activities, resulted in an effective income tax rate of 29.0 percent for the year. In 2005, income from continuing operations includes $25.8 million ($17.5 million after tax, or $.08 per diluted share) of expenses related to operational consolidation expenses, primarily for the elimination of 458 jobs and other charges associated with plans initiated throughout 2005 to streamline manufacturing and administrative processes as well as a facility shut down. Income taxes include a tax benefit of $8.3 million related to those expenses. The income tax provision for 2005 also included benefits of $53.1 million ($0.24 per diluted share) from the resolution of tax audits and adjustments of the 2004 tax provision to the final filed tax returns. The combined effect of the tax benefits that occurred in 2005, together with other ongoing tax planning activities, reduced the effective income tax rate to 23.0 percent for the year. In 2004, income from continuing operations includes $7.7 million ($4.9 million after tax, or $0.02 per diluted share) of expenses related to operational consolidation expenses, which included the elimination of 205 jobs during 2004. Income taxes include a tax benefit of $2.8 million related to those expenses. Income taxes in 2004 include a $6.4 million tax benefit ($0.03 per diluted share) from the resolution of tax audits, and a reduction in withholding tax liabilities resulting from the decision not to distribute earnings of certain foreign subsidiaries. In 2003 income from continuing operations include expenses of $8.4 million ($5.4 million after tax, or $0.02 per diluted share) that included the elimination of 234 jobs. Income taxes include a tax benefit of $3.0 million related to those expenses. Income taxes in 2003 include a $19.6 million tax benefit ($0.09 per diluted share) principally because of the resolution of audits and approval of claims for research and development tax credits. Please refer to the Overview section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Separation

On February 1, 2007, Trane (then known as American Standard Companies Inc.) announced that its Board of Directors had completed a strategic review of the Company and unanimously approved a plan to separate its three businesses during 2007. The announced separation included a plan to spin off Trane’s Vehicle Control Systems business and to sell its Bath and Kitchen business, with Trane retaining and focusing on its global HVAC business. The Board of Directors had concluded that separating the three businesses would create greater shareholder value than the existing company structure and provide the separated companies with substantial opportunities and benefits allowing them to more effectively operate their respective businesses, including providing the separated companies with increased strategic focus, enhanced opportunities for growth, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees.

On July 12, 2007, the Board of Directors of Trane approved the spinoff of the Vehicle Control Systems business into a new publicly traded company named WABCO. The spinoff of WABCO was completed on July 31, 2007 and WABCO began trading thereafter as an independent company on the NYSE under the ticker symbol “WBC.”

On July 23, 2007, the Company entered into an agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC. The sale was completed on October 31, 2007 for approximately $1.745 billion, after closing adjustments but subject to certain post-closing adjustments. Combined with the proceeds received by Trane from the sale of its Venesta Washroom Systems business (which was formerly part of the Bath and Kitchen business) in March 2007, the Company’s gross proceeds from the sale of the Bath and Kitchen business totaled approximately $1.91 billion. A portion of the proceeds from the sale of Bath and Kitchen, after expenses and taxes, was used to reduce debt.

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), the Vehicle Control Systems and Bath and Kitchen businesses have been reported as discontinued operations for all periods presented.

Upon completion of the spinoff of the Vehicle Control Systems business and the sale of the Bath and Kitchen business, the Company’s operations consist of its Air Conditioning Systems and Services business, which manufactures, sells and services commercial and residential HVAC equipment systems and controls. Following receipt of shareholder approval, American Standard Companies Inc. changed its name to Trane Inc. on November 28, 2007 and began trading on the NYSE under the ticker symbol “TT.”

Merger Agreement with Ingersoll Rand

On December 17, 2007, the Company announced that on December 15, 2007, it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll Rand (“Merger Sub”), providing for the acquisition of the Company by Ingersoll Rand, a publicly traded company on the NYSE. Subject to the terms and conditions of the merger agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll Rand. At the effective time of the merger, each outstanding share of common stock of the Company, other than shares owned by the Company or Ingersoll Rand and any dissenting shares, will be converted into the right to receive a combination of (i) 0.23 (the “Exchange Ratio”) of a share of Ingersoll Rand Class A common stock and (ii) $36.50 in cash (the “Cash Consideration”), without interest. Under the merger agreement, in the event that the Company or Ingersoll Rand reasonably determines in good faith that it is necessary to do so, in order to complete the merger without a vote of Ingersoll Rand shareholders, the Cash Consideration may be increased by an amount up to $1.00 per share (with a corresponding reduction to the Exchange Ratio). The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and the receipt of certain required antitrust approvals and clearances. The Company received the necessary antitrust approvals under the Hart-Scott-Rodino Act on January 31, 2008. The Company currently anticipates that the merger will be completed in the second calendar quarter of 2008.

Business

Trane provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. The Company offers customers a broad range of energy-efficient HVAC systems; dehumidifying and air cleaning products; service and parts support; advanced building controls and solutions. The Company’s systems and services have strong market positions in premium commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a broad distribution network. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

Sales—The Company analyzes its sales activity based on the impacts of its pricing initiatives and the volume and mix of its products. The realization of price increases and the execution of the strategy to improve sales mix to more profitable new products are important to the Company in order to offset commodity and other cost escalations and grow profitability.

Productivity—The Company identifies the impact of key productivity programs in the areas of materials procurement, Six Sigma Lean and labor.

Commodities—The Company’s business uses commodities such as steel, copper and aluminum in the manufacturing process. The Company seeks to understand the impact of changing costs for these commodities on its performance.

Investments—The Company analyzes its ongoing costs for new products in its business and its investments in sales and marketing programs in support of sales growth. Investments in new products are important to sustaining organic growth and to improve the mix of products through innovation and new product launches.

Financial Performance Overview

Overview

Income from continuing operations increased by $14.3 million to $400.2 million for the year ended December 31, 2007 from $385.9 million for the year ended December 31, 2006 due to increased sales and income from commercial air conditioning equipment and services, which more than offset lower sales and income of residential air conditioning systems. The strength in performance of commercial air conditioning equipment and services lessened the impact of continued weakness in residential equipment sales and income performance, which has been impacted by weak residential home construction, lower replacement rates in the remodeling and renovation market and warranty costs including the recall of the Company’s whole house air cleaning systems. Income from continuing operations per diluted share for the year ended December 31, 2007 was $1.96 as compared to $1.87 for the year ended December 31, 2006. Income from continuing operations in 2007 includes $10.0 million ($8.0 million after tax) of separation costs and merger advisory fees, primarily related to the planned merger with Ingersoll Rand; whereas 2006 includes a $15.4 million gain ($13.8 million after tax) associated with the sale of operations in Australia.

Income from continuing operations increased by $66.7 million to $385.9 million for the year ended December 2006 from $319.2 million for the year ended December 31, 2005 due to increased sales and income in both commercial air conditioning equipment and services and residential air conditioning. The Company’s strength in performance was primarily driven by growth in the U.S. and global commercial equipment markets, which more than offset the decline in the residential unitary market. Despite the decline in the residential unitary market, residential sales and income increased due to favorable mix and price increases. In 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“FAS123R”), Share Based payment Awards, which required the Company to recognize as expense the fair value of share-based payment awards. The Company elected to prospectively recognize stock compensation expense and did not restate prior periods. As a result, income from continuing operations for 2006 includes expense of $25.8 million ($16.3 million net of tax). Income from continuing operations in 2006 also includes a $15.4 million gain ($13.8 million after taxes) associated with the sale of operations in Australia. Income from continuing operations per diluted share for the year ended December 31, 2006 was $1.87 as compared to $1.47 for the year ended December 31, 2005.

Following is a table showing the percentage of total sales for the Company by market and geographic distribution.

Distribution of Company Sales by Market and Geography

	2007	2006	2005
Commercial	47%	45%	44%
Parts, Services and Solutions	29%	28%	29%
Residential	24%	27%	27%

	100%	100%	100%

Replacement, Renovation and Repair	59%	59%	58%
Commercial New Construction	34%	32%	31%
Residential New Construction	7%	9%	11%

	100%	100%	100%

U.S.	73%	73%	74%
Asia	9%	10%	9%
Europe	8%	7%	7%
Other	10%	10%	10%

	100%	100%	100%

The following discussion and analysis of annual results of continuing operations for 2007 compared to 2006 and 2006 compared to 2005 addresses changes in sales, expenses, income from continuing operations before income taxes, income taxes and income from continuing operations. Approximately one-fourth of the Company’s business is outside the U.S.; therefore, changes in exchange rates can have a significant impact on the reported results of operations when presented in U.S. dollars. Changes in sales, expenses and income from continuing operations excluding foreign exchange translation effects are calculated using current year sales, expenses and income from continuing operations translated at prior year exchange rates. Presenting changes in sales, expenses and income from continuing operations excluding the effects of foreign exchange translation is not in conformity with generally accepted accounting principles (“GAAP”), but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. The changes in sales, expenses and income from continuing operations excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP nor to be considered in isolation.

Results of Continuing Operations for 2007 Compared with 2006

(Dollars in millions)	Year Ended December 31,
	2007	2006	% Change Reported	Excluding Foreign Exchange Translation
				2007 Adjusted Amount	% Change Adjusted
Sales	$7,449.6	$6,758.1	10.2%	$7,350.2	8.8%
Cost of sales	5,331.9	4,796.1	11.2%	5,260.8	9.7%

Gross profit	2,117.7	1,962.0	7.9%	2,089.4	6.5%
Selling and administrative expenses	1,400.2	1,312.0	6.7%	1,381.9	5.3%

Operating income	717.5	650.0	10.4%	707.5	8.8%
Other (income) expense	5.5	(8.2)		5.5
Interest expense	109.6	114.6	(4.4)%	108.0	(5.8)%

Income from continuing operations before income taxes	602.4	543.6	10.8%	594.0	9.3%
Income taxes	202.2	157.7	28.2%	N/A	N/A

Income from continuing operations	$400.2	$385.9	3.7%	N/A	N/A

Sales

Sales from continuing operations increased 10.2 percent (8.8 percent excluding foreign exchange translation effects) to $7,449.6 million for the year ended December 31, 2007 from $6,758.1 million for the year ended December 31, 2006. Overall, sales benefited from price increases in both commercial and residential equipment and higher volumes in commercial systems equipment, parts, services and solutions, which offset lower volumes in residential equipment sales. Sales benefited during the year ended December 31, 2007 from price increases of approximately $229 million, volume and mix increases of approximately $364 million and favorable foreign exchange translation of approximately $99 million.

Commercial equipment sales, which represent 47 percent of total sales, increased 16.2 percent (14.0 percent excluding foreign exchange translation effects) on a global basis. Within commercial equipment, global unitary sales were up 13.6 percent (12.0 percent excluding foreign exchange translation effects), and global applied sales were up 19.1 percent (16.1 percent excluding foreign exchange translation effects). Sales increased 13.0 percent in 2007 (15.5 percent excluding foreign exchange translation effects and 2006 sales associated with operations in Australia, which were sold in the fourth quarter of 2006) in the parts, services and solutions part of the business.

The commercial equipment market in the U.S. was up an estimated 14 percent year-over-year. International markets increased in the mid to high single digits. Globally, the Company’s orders were up 13 percent for the year ended December 31, 2007 as compared to December 31, 2006. In the Americas, total orders were up 16 percent, and internationally, total orders were up 6 percent for the year ended December 31, 2007. Backlog as of December 31, 2007 was $967 million, an increase of 8 percent from December 31, 2006. The increase reflected increases in commercial equipment markets in all regions. Order strength and backlog levels at the end of 2007 seem to indicate that the commercial markets will continue to support sales growth in 2008. All variances exclude the impact of foreign exchange and 2006 orders associated with operations in Australia, which was sold in the fourth quarter of 2006. The Company believes that lower residential construction will continue to adversely impact sales volumes in 2008. As a result, the Company continues to monitor its inventories in its distribution channels, which appear to have stabilized after declining during the year.

Sales of residential equipment declined 2.9 percent in 2007 when compared to the prior year. The decrease was driven by a decrease in volume, which was partially offset by mix gains and improved price. The Company experienced lower sales volumes of compressor bearing units, furnaces and air handlers. The lower volume was in line with the overall decrease in the residential market, which was impacted by a decline in new residential home construction and lower replacement rates in the remodeling and renovation market. The Company estimates that the motor bearing unit market, which includes compressor bearing units, furnaces and air handlers, declined approximately 13 percent in 2007 versus 2006. The Company also estimates that compressor bearing unit shipments for the total market were down 11 percent in 2007 versus 2006.

Gross Profit

Gross profit increased by $155.7 million (an increase of $127.4 million excluding foreign exchange translation effects) for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Gross profit benefited approximately from price increases of $229 million, volume and mix increases of $114 million associated with the items mentioned in the sales discussion above and productivity improvements of $100 million, which include $92 million from material savings initiatives and $8 million from other productivity related initiatives. These improvements were partially offset by commodity and logistics cost increases of $194 million, increased warranty expenses of $48 million, which includes $16 million of warranty expense associated with the Company’s whole- house air cleaning systems, labor cost escalations of $36 million and $9 million of investments in manufacturing operations.

Selling and Administrative Expenses

Operating expenses increased by $88.2 million ($69.9 million excluding foreign exchange translation effects) during the year ended December 31, 2007 as compared to 2006. The increase in operating expenses was primarily driven by incremental investments in new product development and new service offerings of $34 million, an increase of $33 million in sales related expenses due to higher sales volumes and labor cost inflation of $18 million.

Other (Income) Expense

Other expense was $5.5 million for the year ended December 31, 2007 compared to $8.2 million of income in 2006. During 2007, the company recognized $10.0 million of separation costs and merger advisory expenses primarily related to the planned merger with Ingersoll Rand. In addition, gains from the sale of assets were $11.5 million higher in 2006 primarily as a result of a $15.4 million gain recognized on the sale of the Company’s operations in Australia in 2006. These items were partially offset by higher interest income of $5.5 million and higher foreign exchange gains of $3.8 million in 2007.

Interest Expense

Interest expense decreased $5.0 million to $109.6 million for the year ended December 31, 2007 as compared to $114.6 million for the year ended December 31, 2006, primarily due to lower average debt balances.

Income Taxes

The income tax provision for the year ended December 31, 2007 was $202.2 million, or 33.6 percent of pre-tax income, compared with a provision of $157.7 million, or 29.0 percent of pre-tax income for 2006. The 2007 income tax provision included net tax benefits of $4.5 million, comprised of benefits associated with foreign audit settlements, the expiration of statute of limitations and adjustments of the 2006 tax provision to the final filed tax returns, and interest. The 2006 tax provision reflected tax benefits of $19.9 million primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the U.S. and amounts principally related to adjustments to the 2005 tax provision to agree to the final filed tax returns.

Results of Continuing Operations for 2006 Compared with 2005

(Dollars in millions)	Year Ended December 31,
	2006	2005	% Change Reported	Excluding Foreign Exchange Translation
				2006 Adjusted Amount	% Change Adjusted
Sales	$6,758.1	$6,014.7	12.4%	$6,724.9	11.8%
Cost of sales	4,796.1	4,308.9	11.3%	4,780.6	10.9%

Gross profit	1,962.0	1,705.8	15.0%	1,944.3	14.0%
Selling and administrative expenses	1,312.0	1,191.2	10.1%	1,307.8	9.8%

Operating income	650.0	514.6	26.3%	636.5	23.7%
Other income	(8.2)	(13.5)	(39.3)%	(8.2)	(39.3)%
Interest expense	114.6	113.3	1.1%	114.4	1.0%

Income from continuing operations before income taxes	543.6	414.8	31.1%	530.3	27.8%
Income taxes	157.7	95.6	65.0%	N/A	N/A

Income from continuing operations	$385.9	$319.2	20.9%	N/A	N/A

Sales

Sales from continuing operations increased 12.4 percent (11.8 percent excluding foreign exchange translation effects) to $6,758.1 million for the year ended December 31, 2006 from $6,014.7 million for the year ended December 31, 2005. Overall, sales benefited from growth in residential and commercial equipment sales and growing parts and services sales. Sales for the year benefited from price increases of $186 million and volume and mix increases of $524 million. Price increases were put in place during 2006 to offset the rising cost for commodities such as steel, copper and aluminum.

Commercial equipment sales, which represent 45 percent of total Company sales, increased 15 percent on a global basis. Within the commercial equipment segment, global unitary sales were up 15 percent and applied sales were up 16 percent. Sales increased 9 percent in the parts, services and solutions business.

The commercial equipment market in the U.S. was up an estimated 15 percent in 2006, following increases of 6 percent in 2005 and 6 percent in 2004. Globally, commercial orders were up 15 percent (excluding favorable foreign exchange translation effects) in 2006 as compared to 2005. In the U.S., total commercial orders were up 13 percent and international orders were up 19 percent.

Sales of the Company’s U.S. residential products increased 11 percent in 2006 as compared with 2005. The Company estimates that the residential unitary market was down approximately 20 percent in 2006. The increase in sales was driven by improved mix and price increases (as discussed above). Favorable mix was driven by the continued increase in sales of higher efficiency 13 SEER and above models. The government mandated transition to higher efficiency technology, through its minimum 13 SEER requirement, became effective for the industry on January 23, 2006. Partially offsetting the favorable mix and price improvements was a volume decrease during 2006 from lower market unit volume. In addition, sales of furnaces were down in 2006 as compared to 2005 due to unseasonably warm weather in the U.S. The Company believes that the market decrease during 2006 was largely attributable to higher final buys of 10 SEER products in 2005 in advance of the 13 SEER transition in the first quarter of 2006 and the beginning of the residential new construction downturn.

Gross Profit

Gross profit increased by $256.2 million (an increase of $238.5 million excluding foreign exchange translation effects) for the year ended December 31, 2006 as compared to 2005. Gross profit benefited approximately from price increases of $186 million, volume and mix increases of $136 million primarily attributable to the items mentioned in the sales discussion above, productivity improvements of $78 million,

$13 million less operational consolidation expenses, lower warranty expense of $11 million and $7 million of benefits from previously announced operational consolidation activities. These improvements were partially offset by commodity cost increases of $152 million and labor and other cost escalations of $29 million.

Selling and Administrative Expenses

Operating expenses for 2006 were $1,312.0 million up 10.1 percent (9.8 percent excluding unfavorable foreign exchange translation effects) as compared to $1,191.2 million for 2005. The increase in operating expense was primarily driven by incremental investments in new product development and new service offerings of $64 million, labor cost inflation of $25 million, and an increase of $9 million in sales related expenses due to higher sales volumes. In addition, selling and administrative expenses in 2006 include $32 million of compensation expense associated with expensing the fair value of share-based payment awards. Partially offsetting the 2006 cost increases were $6 million of benefits from previously announced operational consolidation activities.

Other Income

Other income for the year ended December 31, 2006 was $8.2 million compared to $13.5 million for 2005. The decrease in other income, was primarily attributable to higher foreign exchange losses of $7.3 million, higher minority interest expense of $2.9 million and higher receivable securitization losses of $3.1 million associated with the sale of more receivables. These costs were partially offset by higher gains on the sale of assets of $8.0 million. Other income in 2006 includes a $15.4 million gain from the sale of the Company’s operations in Australia.

Interest Expense

Interest expense increased $1.3 million to $114.6 million in year 2006 compared with $113.3 million for 2005, primarily driven by increased average outstanding debt balances during 2006.

Income Taxes

The tax provision for the year ended December 31, 2006 was $157.7 million, or 29.0 percent of pre-tax income, compared with a provision of $95.6 million or 23.0 percent of pre-tax income for 2005. The 2006 income tax provision reflects tax benefits of $19.9 million primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside the U.S. and amounts principally related to adjustments to the 2005 tax provision to agree to the final filed tax returns. The 2005 tax provision includes tax benefits of $53.1 million primarily related to the resolution of tax audits and amounts principally related to adjustments to the 2004 tax provision to agree to the final filed tax returns.

Financial Results Overview—Discontinued Operations

During 2007, the Company completed its planned separation and, accordingly, has reported its Vehicle Control Systems and Bath and Kitchen businesses as discontinued operations for all periods presented. On March 30, 2007, the Company sold the Armitage Venesta business included in its Bath and Kitchen segment. Venesta is a leading supplier of commercial washroom solutions in both the United Kingdom and Ireland. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes. On October 31, 2007, the Company sold its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC for $1.745 billion after closing adjustments, but subject to post-closing adjustments. The Company received proceeds of $1.693 billion which was net of a $25.7 million accelerated pension contribution and other closing payments of $26.8 million. The sale resulted in a pre-tax loss of $53.1 million, $190.1 million after taxes. The net pre-tax gain of $27.7 million resulting from these transactions has been reflected in pre-tax gain on sale of discontinued operations in the table below.

The following is an analysis of changes in sales, pre-tax income and income from discontinued operations for the Bath and Kitchen and Vehicle Control Systems businesses for the years ended December 31, 2007, 2006 and 2005. The results presented below for the Vehicle Control Systems business and the Bath and Kitchen business for the year ended December 31, 2007 represent only seven and ten months, respectively, as the Company completed the spinoff of its Vehicle Controls Systems business on July 31, 2007 and the sale of its Bath and Kitchen business on October 31, 2007.

	Year Ended December 31,
(dollars in millions)	2007	2006	2005
Sales:
Bath and Kitchen	$2,136.7	$2,434.9	$2,418.7
Vehicle Control Systems	1,328.8	2,015.2	1,831.0

Total	$3,465.5	$4,450.1	$4,249.7

Pre-tax income (loss) :
Bath and Kitchen:
Pre-tax income (loss)	$18.0	$(51.3)	$63.0
Pre-tax gain on sale	27.7	—	—
Separation costs	(1.4)	—	—

Total Bath and Kitchen	$44.3	$(51.3)	$63.0

Vehicle Control Systems:
Pre-tax income	$149.3	$253.9	$248.1
Separation costs	(45.6)	—	—

Total Vehicle Control Systems	103.7	253.9	248.1

Total	$148.0	$202.6	$311.1

Income taxes:
Bath and Kitchen	$185.6	$(34.1)	$24.5
Vehicle Control Systems	76.3	81.6	49.5

Total	$261.9	$47.5	$74.0

Income (loss)—discontinued operations:
Bath and Kitchen	$(141.3)	$(17.2)	$38.5
Vehicle Control Systems	27.4	172.3	198.6

Total	$(113.9)	$155.1	$237.1

Bath and Kitchen

Sales for 2007 were $2,136.7 million, down 12.3 percent from $2,434.9 in 2006. The Company’s 2007 consolidated results of operations include only ten months of sales for Bath and Kitchen as the Company completed the sale of this business on October 31, 2007. Additionally, 2007 Bath and Kitchen sales reflect only three months of results for the Armitage Venesta business which was sold in March 2007. Sales for the Armitage Venesta business were $15.4 million in 2007 as compared to $62.6 million 2006.

Sales for the year ended December 31, 2006 were $2,434.9 million, up 0.7 percent when compared to sales for the year ended December 31, 2005. Sales remained relatively consistent year over year due to increased sales in Europe and Asia, which offset the decrease in sales in the Americas. Sales in the Americas were unfavorably impacted by inventory controls at major customers and lower fittings sales as the business continued its launch of new products in this category.

Pre-tax income was $44.3 million for the year ended December 31, 2007 as compared to a loss of $51.3 million in 2006. Pre-tax income for 2007 includes a net gain of $27.7 million related to the sale of the Armitage Venesta and Bath and Kitchen businesses as well as a benefit of $65.9 million associated with ceasing to depreciate and amortize long-lived assets that were classified as held for sale beginning in the first quarter of 2007. Pre-tax income for 2006 includes approximately $21.3 million of income from the Armitage Venesta business. These amounts were partially offset by $25.2 million of additional operational consolidation expenses in 2007 as compared to 2006.

The 2007 income tax provision was $185.6 million as compared to a benefit of $34.1 million in 2006. The 2007 income tax provision reflects $161.0 million of tax expense associated with the sale of the Armitage Venesta and Bath and Kitchen businesses and $37.9 million of tax costs associated with the legal reorganization of the Company incurred in connection with its separation plan.

The Bath and Kitchen business recognized a pre-tax loss of $51.3 million for the year ended December 31, 2006 as compared to pre-tax income of $63.0 million in 2005. The decrease in pre-tax income during 2006 included unfavorable volume and mix of $50 million, $68 million of commodity and logistics cost increases primarily natural gas and fuel costs, net productivity decreases of $22 million, labor cost escalations and other operating cost increases of $33 million, increased operational consolidation expenses of $21.7 million and investments in marketing and new products of approximately $9.0 million. These items were partially offset by $58 million in price gains and the benefits of previously announced operational consolidation programs of $31 million.

The tax provision for the year ended December 31, 2006 was a benefit of $34.1 million as compared to expense of $24.5 million in 2005. The benefit of $34.1 million reflects the Bath and Kitchen business pre-tax loss of $51.3 million in 2006 as compared to pre-tax income of $63.0 million in 2005.

Vehicle Control Systems

Sales for 2007 were $1,328.8 million, down 34.1 percent from $2,015.2 million in 2006. The Company’s 2007 consolidated results of operations include only seven months of sales for Vehicle Control Systems as the Company completed the spinoff of this business on July 31, 2007.

Sales for the year ended December 31, 2006 were $2,015.2 million, up 10.1 percent when compared to 2005. The increase was attributable primarily to increased bus and truck production in most markets, and expanded content per vehicle, including new applications. The growth was strong in the original equipment manufacturer (“OEM”) and aftermarket businesses. This increase was partially offset by approximately $41.0 million of price decreases during the year. The adverse impact from price decreases was more than offset by market growth and by improved aftermarket sales, which increased 12 percent. Sales in Europe, the largest market, increased 10.9 percent in 2006. Sales increased 2.7 percent in North America, underperforming a market that increased an estimated 9 percent due to the effects of discontinued passenger car platforms. In Asia and Latin America, Vehicle Control Systems sales increased 15.6 percent and 2.9 percent, respectively. Sales growth in Asia was consistent with market growth in that region, which was approximately 14 percent for the year and sales in Latin America were negatively impacted by the slowing of the markets in that region during 2006.

Pre-tax income was $103.7 million for 2007 as compared to $253.9 million for 2006. Pre-tax income for 2007 includes $45.6 million of separation costs.

The 2007 income tax provision was $76.3 million as compared to $81.6 million in 2006. The 2007 income tax provision includes $55.7 million of tax costs associated with the legal reorganization of the Company incurred in connection with its separation plan.

Pre-tax income was $253.9 million for the year ended December 31, 2006 as compared to $248.1 million in 2005. Pre-tax income for 2006 benefited from volume and mix increases of $48 million, productivity improvements of $57.0 million and benefits from previously announced operational consolidation programs of

$7.0 million. These improvements were partially offset by price decreases of $41 million, commodity cost increases of $27.0 million, labor cost escalations of $13.0 million, unfavorable foreign exchange translation effects of $13.0 million and $10.0 million of increased warranty expenses.

The 2006 income tax provision was $81.6 million as compared to $49.5 million in 2005. The 2006 income tax provision was higher than 2005 primarily due to higher pre-tax income as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $669.2 million for 2007. This compared with net cash provided by operating activities of $442.9 million for 2006. Contributing to the improvement was the receipt of $64.9 million from an asbestos-related insurance settlement. In addition, the Company had higher net income as compared to 2006, better inventory management and improved accounts payable terms. Net cash provided by operating activities was $442.9 million for 2006 as compared to $488.5 million for 2005. Net income in 2006 increased as compared to 2005. This benefit was offset by increased working capital in 2006 as compared to 2005. Working capital increased $307.3 million as compared to $7.9 million in 2005. The working capital increases were impacted by the timing of receivable collections in 2006 and higher inventory balances in 2006 partially to meet commercial backlog levels and partially because residential equipment sales were lower than expected.

The Company generated free cash flow of $500.2 million during 2007 as compared to $283.2 million in 2006. The increase in free cash flow in 2007 was attributable principally to the reasons mentioned above. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation. The following table reconciles free cash flow to cash flows provided by operating activities.

	Year ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$669.2	$442.9	$488.5

Adjustments to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(169.0)	(159.7)	(182.8)
Proceeds from disposal of property	—	—	20.5

Free cash flow	$500.2	$283.2	$326.2

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

In investing activities, the Company made capital expenditures of $169.0 million during 2007, including $142.8 million on plant and equipment and $26.2 million in computer software. This compared with capital expenditures of $159.7 million in 2006, including $134.4 million on plant and equipment and $25.3 million on computer software. The increase in capital expenditures is primarily related to increased investments associated with new products. Investing activities in 2007 included $11.8 million of investments in affiliated companies as compared to $0.2 million during 2006. Investing activities in 2007 include the proceeds from the sale of the Company’s Bath and Kitchen business which was completed on October 31, 2007 for $1.745 billion, after closing adjustments but subject to post-closing adjustments. On October 31, 2007, the Company received proceeds of $1.693 billion which was net of a $25.7 million accelerated pension contribution and other closing payments of $26.8 million. In addition, subsidiaries of Bath and Kitchen retained $88.4 million of cash upon the sale. Combined with the proceeds received by Trane from the sale of the Venesta Washroom Systems business (which was formerly a part of the Bath and Kitchen business) in March 2007, Trane’s net proceeds from the sale of the Bath and Kitchen business totaled approximately $1.86 billion. Investing activities in 2007 includes $6.8 million of additional proceeds associated with the 2006 sale of operations in Australia. In 2006, the Company made capital expenditures of $159.7 million, including $134.4 million on plant and equipment and $25.3 million on computer software. This compared with capital expenditures of $182.8 million in 2005, including $160.0 million on plant and equipment and $22.8 million in computer software. Capital expenditures in 2005 reflected expenditures to address the government mandated transition to 13 SEER minimum energy efficiency standards. Proceeds from disposals of property, plant and equipment in 2006 included $25.1 million of proceeds received from the sale of operations in Australia.

The excess of cash provided by operating and investing activities during 2007 totaled $2,264.7 million and financing activities used $1,605.2 million. The cash generated by operating and investing activities funded in part net debt repayments of $(627.3) million, dividend payments of $135.8 million and share repurchases of $458.2 million. The debt repayments reflected the deployment of a portion of the proceeds received during the year from the sale of the Bath and Kitchen and Venesta businesses. The net effect of all operating, investing and financing activities for 2007 was an increase in cash and cash equivalents of $669.6 million. The excess of cash provided by operating and investing activities during 2006 totaled $312.0 million and financing activities used $405.4 million. The cash generated by operating and investing activities funded in part dividend payments and share repurchases totaling $144.8 million and $450.0 million, respectively. Financing activities during 2006 included proceeds realized from the exercise of stock options of $45.7 million. The net effect of all operating, investing and financing activities for 2006 was a decrease in cash and cash equivalents of $85.9 million.

The Company expects to draw on its cash balances and use cash generated from operating activities to pay dividends to its shareholders and to meet its financing requirements, including the repayment of maturing debt. The Company believes that the combination of available cash, projected cash generation from operations and credit lines in place will be sufficient to meet operating needs and liquidity requirements. On February 1, 2008, the Company repaid the outstanding balance of $318.4 million on its 7 3/8 percent senior notes. On February 7, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.16 per share of common stock. The dividend will be paid on March 20, 2008 to shareholders of record on March 3, 2008. Under the merger agreement, Trane has agreed to coordinate with Ingersoll Rand regarding the declaration of any dividends with respect to Trane common stock to ensure that the Trane shareholders will not receive more than one dividend, or fail to receive a dividend for any single calendar quarter on their shares of Trane common stock (or Ingersoll Rand Class A common shares received in exchange therefor in the merger).

On October 31, 2007, the Company’s Board of Directors approved an additional $750 million to purchase shares of the Company’s common stock in the open market. As of December 31, 2007, the unexpended authorization under the Company’s current and prior share repurchase programs was $804.1 million. There have been no additional repurchases since September 28, 2007 and the Company is prohibited under the terms of the merger agreement with Ingersoll Rand from effecting further repurchases.

On May 31, 2007, the Company replaced its primary bank credit agreement and various other 364-day credit facilities with two new credit agreements that provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion, available to all Borrowers as follows: (a) a five year, $1 billion multi-currency revolving credit facility expiring in 2012 of which up to $250 million may be used for issuing letters of credit and up to $100 million for same-day, short-term borrowings, and (b) a 364-day, $500 million multi-currency revolving credit facility, of which up to $75 million can be used for same-day, short-term borrowings. The 364-day facility has an option to renew for an additional 364 days. In addition, the Company, through a foreign subsidiary, continues to maintain a $50.0 million 364-day facility to support operations in Canada (the “Canadian Facility”).

Under the five-year facility, the Company pays a facility fee of 0.125 percent per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.425 percent for usage less than or at 50 percent and a spread of 0.475 percent for usage over 50 percent. The Company also pays a fee of 0.425 percent per annum plus issuance fees for letters of credit.

Under the 364-day facility, the Company pays a facility fee of 0.10 percent per annum. Borrowings thereunder bear interest generally at the LIBOR plus a spread of 0.45 percent for usage less than or at 50 percent and a spread of 0.50 percent for usage over 50 percent.

The LIBOR spreads for both the five-year facility and the 364-day facility are subject to adjustments should the Company’s debt ratings change. Under the primary credit agreements, the Company, Trane U.S. and Trane International Inc. guarantee the debt obligations.

The primary credit agreements contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), the ratio of consolidated EBITDA to consolidated interest expense and a liquidity test. The Company is currently in compliance with the covenants contained in the credit agreements.

At December 31, 2007, the Company’s total indebtedness was $1,059.5 million. Annual scheduled debt maturities of long-term debt were $343.8 million, $222.6 million, $263.0 million, $1.7 million and $0.3 million for the years 2008 through 2012, respectively and $199.6 million thereafter. The Company had remaining availability under its primary bank credit agreements at December 31, 2007, of $1,455.3 million after reduction of $44.7 million of outstanding letters of credit. In addition, the Company had available at December 31, 2007, $21.5 million under the Canadian facility, and $113.4 million under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $109.7 million as of December 31, 2007. See Note 12 of Notes to Consolidated Financial Statements for further information.

Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by Trane U.S. Inc. and unconditionally guaranteed by Trane Inc. and Trane International Inc. These Senior Notes cannot be redeemed prior to their maturity date.

Effective January 30, 2008, the Company terminated its 364-day $500 million multi-currency revolver and expects to terminate the Canadian facility by April 2008. The five-year facility will terminate upon completion of the Company’s merger with Ingersoll Rand.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable operating leases in effect at December 31, 2007, totaled $444.2 million. That total represents the equivalent of approximately $372.9 million of off-balance sheet debt, discounted at an assumed rate of 5.5 percent. See the following table of aggregate contractual obligations for a summary of amounts due under operating leases.

Historically, the Company has entered into accounts receivable financing facilities (“Facilities”) to reduce its borrowing cost. The Company established these Facilities in Europe and the U.S. with major international banks. As part of these Facilities, the Company formed, special-purpose entities (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) that are included in the consolidated financial statements of the Company for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Company’s retained interest is recorded at fair value in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of the sale. Those losses amounted to $9.7 million, $9.8 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in other expense. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

The Company retains a subordinated interest in the receivables sold into the U.S. Facility of approximately 62 percent. As of September 15, 2007, the Company reduced the size of its U.S. Facility to $150 million from $200 million and due to the sale of the Bath and Kitchen business, the Company repurchased accounts receivables related to the Bath and Kitchen business that were previously sold into the U.S. asset securitization program (the “U.S. Facility”) for $7.7 million. The Company retains responsibilities for the collection and administration of receivables subject to this facility. The U.S. Facility is also subject to the maintenance of certain financial covenants and the Company is currently in compliance with such covenants. The U.S. Facility will require renewal in September 2008. The Company has the ability to renew this facility and expects to do so.

On August 31, 2007, the Company terminated its accounts receivable financing facility in Europe (the “European Facility”) due to the spinoff of the Vehicle Controls Systems business and the sale of the Bath and Kitchen business. Accounts receivables that related to the Company’s Vehicle Control Systems business ceased to be sold into the European Facility as of May 31, 2007 and the Company repurchased Vehicle Control Systems accounts receivables previously sold into the European Facility for $197.2 million. On August 31, 2007, the Company repurchased the outstanding balances of Trane and Bath and Kitchen receivables sold into the European Facility for $203.5 million.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $90.0 million extending from 2008 to 2027, under long-term service and maintenance contracts. Through 2007, the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be unlikely.

Following is a summary of contractual obligations, both on and off the balance sheet as of December 31, 2007.

Aggregate Contractual Obligations

At December 31, 2007

(Millions of dollars)

	Payments Due by Period(1)
Contractual Obligations	Total	2008	2009 and 2010	2011 and 2012	Beyond 2012
Long-term debt obligations (principal plus interest)(2),(3)	$1,188.4	$395.3	$533.2	$27.0	$232.9
Operating lease obligations(4)	444.2	108.5	152.5	102.7	80.5
Purchase obligations(5)	—	—	—	—	—
Unfunded pension and post-retirement benefits(6)	362.0	42.6	66.2	68.2	185.0
Other long-term liabilities included on the balance sheet(7)	64.6	18.5	16.3	9.7	20.1
Income tax audit settlements(8)	5.3	5.3	—	—	—

Total	$2,064.5	$570.2	$768.2	$207.6	$518.5

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under long-term debt obligations under the Company’s primary credit agreement will depend on the amount of debt outstanding under the agreement in each year.
(2)	Amounts shown for long-term debt obligations include the associated interest calculated at the December 31, 2007 rates applicable to each type of debt.
(3)	Obligations under capital leases are not material (approximately $2 million) and are included in long-term debt obligations.
(4)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2007. The present value of the $444.2 million total is equivalent to approximately $372.9 million, discounted at an assumed rate of 5.5 percent.
(5)	In the normal course of business the Company expects to purchase approximately $3.8 billion in 2008 of materials and services, and estimates that on average no more than approximately $435 million is outstanding at any one time in the form of legally binding commitments. The Company spent approximately $3.6 billion, $3.2 billion and $2.8 billion on materials and services in 2007, 2006 and 2005, respectively. The Company also expects to spend approximately $170 million on capital expenditures for plant and equipment and $35 million for purchased computer software during 2008, and estimates that no more than $50 million is committed under legally binding agreements at any one time.
(6)	Amounts represent undiscounted projected benefit payments to the Company’s unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2008. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s accumulated benefit obligation at the end of 2007 and include benefits attributable to estimated future employee service of current employees.
(7)	Other long-term liabilities include amounts payable under workers compensation and general liability claims.
(8)	The $5.3 million of income tax audit settlements are gross unrecognized tax benefits as determined under FASB Interpretation No. 48 (FIN 48) for which the statutes of limitations are expected to expire in 2008. Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $167.7 million, the Company is unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the above summary of commitments.

Capital Expenditures

The Company’s capital expenditures for 2007 were $169.0 million (including $142.8 million on plant and equipment and $26.2 million on computer software), compared with $159.7 million for 2006 (including $134.4 million on plant and equipment and $25.3 million on computer software). Major expenditures in 2007 primarily related to increased investments associated with new products.

The Company believes capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns, to expand capacity to meet increased demand and to make strategic investments and acquisitions. Six Sigma projects have freed up capacity in the Company’s manufacturing facilities and are expected to continue to do so. The Company expects to continue investing to expand and modernize its existing facilities and invest in its facilities to create capacity for new product development. The Company expects to make capital expenditures on plant and equipment in 2008 of approximately $170 million, excluding potential acquisitions and computer software.

Effect of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), to replace FAS 141, Business Combinations. FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. FAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of FAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of FAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting FAS 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“FAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any financial instruments under the provisions of FAS 159, the adoption of this statement will not have an impact on the Company’s consolidated financial statements.

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

The Company believes that of its significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are revenue recognition, post-retirement benefits, warranties, income taxes, stock based compensation and commitments and contingencies. Management has reviewed the following disclosures with the Audit Committee of the Board of Directors.

Revenue Recognition—Sales of manufactured products are recorded when shipment occurs and title passes to the customer. Service revenues are recorded as services are performed or over the life of the service agreement. No revenue, product or service, is recorded unless persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable, and collectibility at the sales price is reasonably assured.

The Company derives a portion of its revenue streams from multiple-element arrangements and arrangements for the sale of air conditioning equipment and related services under construction-type contracts. Both of these sources of revenues require the application of judgment and estimates. Revenues from contracts with multiple-element arrangements, such as those that include Company products along with other third-party products, are recognized for each separate unit of accounting based on the relative fair value. Revenues associated with construction type contracts are recorded using the percentage-of-completion method. The Company recognizes revenue under percentage of completion accounting using the cost to cost method as the measure of progress. The application of percentage of completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The nature of these contracts and complexity of the projects can affect the Company’s ability to estimate revenues and costs expected from the project. Accordingly, the Company updates project cost estimates on a quarterly basis or more frequently, when changes in circumstances warrant. Revenues associated with contracts accounted for under the percentage of completion method of accounting amounted to approximately ten percent of total company sales in 2007 and nine percent of total company sales in 2006 and 2005.

The Company offers certain customers cooperative advertising allowances, rebates and other forms of sales incentives. The Company records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of revenue at the later of the date of the sale or the date the incentive is offered. However, where the Company receives an identifiable benefit for the consideration that is sufficiently separable from the associated sale and the Company can reasonably estimate the fair market value of the benefit received, the Company records these costs in selling and administrative expenses in its consolidated statement of income. The recognition of the cost of these forms of sales incentives requires the application of judgments and estimates. The Company analyzes its history of paying such incentives, the terms of current and past incentives, as well as management’s assessment of current conditions and other facts and circumstances when recording an appropriate estimate for these items at the time of the related sale or date the incentive is offered.

Post-Retirement Benefits—The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $12.4 million and healthcare cost by $1.1 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $0.6 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 7 of Notes to Consolidated Financial Statements.

Warranties—Products sold are generally covered by a warranty for periods ranging from one to ten years and for the lifetime of certain products. At the time of sale, the Company accrues a warranty reserve for estimated costs to provide equipment, parts or services to satisfy warranty obligations. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. The Company also sells extended warranty contracts for up to 10 years on some of its products. Revenues from the sale of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Costs to satisfy obligations under extended warranty contracts are charged to cost of sales as incurred. Warranty accrual estimates are updated based upon the most current warranty claims information available. Such changes in estimates, increased warranty expense by a net $14 million in 2007, decreased warranty expense by a net $2 million in 2006, and increased warranty expense by $3 million in 2005. See Note 15 of Notes to Consolidated Financial Statements for a three-year summary of warranty costs.

Income Taxes—The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $39.1 million at December 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company also estimates its effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. For example, income taxes in the first quarter included $1.2 million ($0.01 per diluted share) of tax expense primarily related to adjustments of tax provisions of prior years to the final filed returns; income taxes in the second quarter of 2007 included $1.7 million ($0.01 per diluted share) of tax benefits primarily associated with foreign audit settlements and the expiration of statute of limitations; income taxes in the third quarter of 2007 included tax costs of $1.9 million ($0.01 per diluted share), which included adjustments of the 2006 tax provision to the final filed tax return and income taxes in the fourth quarter included $5.9 million ($0.03 per diluted share) of tax benefits primarily related to foreign audit settlements.

Stock-Based Compensation—The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors, including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The Company has reviewed each of these assumptions carefully and based on the analysis discussed in Note 13 of Notes to Consolidated Financial Statements determined its best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of the Company’s common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of the Company’s stock. An increase in the volatility of the Company’s stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

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

Asbestos—The Company records a liability for all asbestos claims incurred as well as claims incurred but not yet reported that are considered probable and reasonably estimable. The Company also records a receivable for probable asbestos-related insurance recoveries. Both the recorded asbestos liability and the related receivable are based upon the Company’s assumptions in consultation with outside advisors. Consequently, both the recorded liability and the recorded receivable may change in the future, possibly by significant amounts, if new facts or developments require the Company to reassess such assumptions. These assumptions are described in greater detail below.

Accounting for Asbestos-related Contingencies

The Company has retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims through 2055, which is the consultant’s reasonable best estimate of the time it will take to resolve all of the Company’s asbestos-related claims. The liability estimate is calculated on a pre-tax basis, is not discounted for the time value of money, and excludes legal fees. Dr. Rabinovitz is an expert in performing complex calculations such as this. She has been involved in a number of asbestos-relate valuations of current and future liabilities, and her valuation methodologies have been accepted by numerous courts.

The methodology used by HR&A to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relies upon and includes the following factors:

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

•	an analysis of the Company’s pending cases, by type of injury claimed;

•	an analysis of the Company’s most recent five-year history to determine the average settlement value of claims, by type of injury claimed;

•	an adjustment for inflation in the future average settlement value of claims, at a 3 percent annual inflation rate; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

The Company monitors the number and mix (disease type) of claims filed and paid each period against the estimates calculated by its asbestos liability model. The Company’s liability for both pending and unasserted claims could change significantly if actual experience related to these variables and/or information from the Company’s outside advisors indicate that a change in the long-term assumptions regarding future claims is appropriate. For example, certain claim disease types are more costly to settle, which could impact the amount of the asbestos liability if actual experience and information regarding the current asbestos environment indicates that a change in the expected mix of future claims is warranted. In addition, the Company uses a rolling five year average of claim settlement amounts by disease type as the basis for calculating the expected settlement amounts of future claims. The asbestos liability could change significantly as the claim settlement amounts continue to develop.

In addition to the abovementioned liability, the Company records a receivable for probable asbestos-related insurance recoveries. This receivable represents amounts due to the Company for previously settled and paid claims, the reimbursable portion of incurred legal expenses and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating the receivable, the Company uses the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considers the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from and the potential for settlements with insurers, and estimated annual legal fees. In addition, the Company and its advisors continually monitor the status of pending litigation that could impact the allocation of claims against the Company’s various insurance policies.

The Company is in litigation against certain insurance carriers whose policies the Company believes provide coverage for asbestos-related claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company and the defendants in the NJ Litigation engaged in their first mediation session on January 18, 2006 and have engaged in active discussions since that time. During the mediation, the parties have agreed to extensions of discovery deadlines and stays of discovery except for discovery necessary to facilitate the mediation process. The continued stay of discovery was confirmed by agreement at the most recent status conference with the court and the mediator, which took place on November 26, 2007.

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

coverage and has reached several settlements with excess carriers. The Company’s settlements in the New Jersey litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $103 million.

The Company reviews its estimates of the recorded asbestos-related liability and the related insurance receivable on a periodic basis to determine whether any adjustments are required. The Company may also adjust these estimates based upon the outcome of the court-ordered mediation referenced above and/or expected settlement discussions. See Note 15 of Notes to Consolidated Financial Statements for additional disclosures on asbestos and other contingent liabilities and a description of the activity and related amounts that impacted the Company’s asbestos liability and related receivable for probable asbestos-related insurance recoveries.

Cyclical and Seasonal Nature of Business

Approximately 59 percent of the Company’s sales are to the replacement, remodeling and repair markets that tend to be less cyclical than other markets. The Company’s geographic diversity mitigates the effects of fluctuations in individual new construction markets.

Total Company sales tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. In addition, a significant percentage of the Company’s sales are related to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. This Annual Report on Form 10-K includes important information as to risk factors in “Item 1. Business,” “Item 1A. Risk Factors,” and “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the level of end market activity in the markets the Company operates;

•	weather conditions as unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect business and results of operations;

•	the extent to which the Company will be able to realize the estimated savings from materials management and Six Sigma Lean initiatives;

•

additional developments which may occur that could affect the Company’s estimate of asbestos liabilities and insurance recoveries, such as the nature and number of future claims, the average cost of disposing of such claims, average annual defense costs, the amount of insurance recovery, legislation or legal decisions affecting claims criteria or payout;

•	unpredictable difficulties or delays in the development of new product technology;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in the Company’s markets;

•	pricing changes to the Company’s supplies or products or those of its competitors, and other competitive pressures on pricing and sales;

•	increased difficulties in obtaining a consistent supply of those basic materials at pricing levels which will not have an adverse effect on results of operations;

•	integration of acquired businesses;

•	labor relations;

•	difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives;

•	the impact on the Company from the loss of a significant customer or a few customers;

•	risks generally relating to the Company’s international operations, including governmental, regulatory or political changes;

•	changes in environmental, health or other regulations that may affect one or more of the Company’s current products or future products;

•

assumptions made related to post-retirement benefits, including rate of return on plan assets, the discount rate applied to projected benefit obligations and the rate of increase in the health care cost trend rate;

•	changes in laws or different interpretations of laws that may affect the Company’s expected effective tax rate for 2008;

•	periodic adjustments to litigation reserves;

•	the outcome of lawsuits and other contingencies;

•	transactions or other events affecting the need for, timing and extent of the Company’s capital expenditures;

•	adoption of new accounting pronouncements promulgated by the FASB or other accounting standard setting agencies; and

•

risks associated with the ongoing obligations of the Company resulting from the completion of its separation plan, including potential post-closing purchase price adjustments and potential indemnification claims by the purchasers of the Bath and Kitchen business or by WABCO, and the ability of such parties to satisfy, when due, the obligations assumed by such parties in connection therewith, including, without limitation, the obligations of WABCO and its subsidiaries under the Indemnification Agreement relating to the potential fines imposed in connection with the European Commission Investigation described in further detail under Item 3. Legal Proceedings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to fluctuations in the price of major raw material commodities used in the manufacturing process (such as copper, aluminum, steel, motors and electronics), foreign currency fluctuations and interest rate changes. From time to time the Company enters into hedge agreements to reduce its risks related to commodity price, foreign currency and interest rates. Such agreements hedge only specific transactions or commitments. To minimize the risk of counter-party nonperformance, such agreements are made only through major financial institutions with significant experience in such financial instruments.

The aggregate impact of a hypothetical ten percent increase in the price of the major raw material commodities used in the Company’s manufacturing process (such as copper, aluminum, steel, motors and electronics) would be approximately $75 million.

The Company conducts operations in most of the major countries of Western Europe, Brazil, Canada, the Middle East, Mexico, China, Thailand, Taiwan and other countries throughout the world. In addition, the Company conducts business in some of these countries through affiliated companies and partnerships in which the Company owns 50 percent or less of the stock or partnership interest. Fluctuations in currency exchange rates could have a significant impact on the Company’s reported results of operations, which are presented in U.S. dollars. The Company believes its primary exposure to changes in currency exchange rates are associated with translating the results of operations to the U.S. dollar at exchange rates that have fluctuated throughout the year. A hypothetical ten percent weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $16 million reduction in the 2007 reported income from continuing operations. In addition, fluctuations in currency exchange rates could have an impact on certain of the Company’s monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity. As of December 31, 2007, the Company does not have any material foreign currency exposures associated with such assets and liabilities.

To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100 percent effective and therefore there is no effect on current earnings from hedge ineffectiveness. The notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2007, and December 31, 2006 was $225 million. At December 31, 2007, approximately $254 million of the Company’s $1.060 billion total debt bore interest at variable rates based upon the LIBOR. A ten percent change in swap rates would change the fair value of the interest rate swaps by approximately $0.2 million and $0.8 million as of December 31, 2007 and 2006, respectively.

To manage certain exposure to changes in foreign currency exchange rates, the Company entered into a cross currency swap to fix the foreign currency cash flow on its £60.0 million ($119.5 million at December 31, 2007 exchange rates) 8.25 percent senior notes due June 1, 2009 into the functional currency of the Company. All cash flow dates, including the maturity date on the swap contract match those of the underlying debt. Under the cross currency swap, the Company pays a fixed rate of 7.3825 percent on a notional amount of $122.6 million and receives a fixed rate of 8.25 percent on a notional amount of £60.0 million. The cross currency swap is designated as a cash flow hedge of the changes in the cash flow of the underlying debt resulting from changes in foreign currency exchange rates. The Sterling interest received on the swap is accrued and recorded as an offset to the Sterling interest expense accrued and recorded on the underlying debt. The U.S. dollar interest paid on the swap is accrued and recorded as interest expense. The fair value of the swap is measured quarterly and recorded on the balance sheet with an offsetting entry to other comprehensive income.

An equal amount of other comprehensive income is reclassified to income to offset the effect of changes in spot rates when translating the hedged debt into U.S. dollars, which is recorded in the income statement. The fair value of the swap is a $3.2 million liability as of December 31, 2007. A ten percent change in the currency exchange rate would change the fair value of the cross currency swap by approximately $12.5 million at December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trane Inc.

We have audited the accompanying consolidated balance sheets of Trane Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trane Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Trane Inc. changed its method of accounting for uncertainty in income taxes effective January 1, 2007, stock-based compensation effective January 1, 2006 and defined benefit pension and other post-retirement plan obligations effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trane Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 14, 2008

TRANE INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Amounts in millions, except per share data)	2007	2006	2005
Sales	$7,449.6	$6,758.1	$6,014.7
Cost of sales	5,331.9	4,796.1	4,308.9
Selling and administrative expenses	1,400.2	1,312.0	1,191.2

Operating income	717.5	650.0	514.6
Other (income) expense	5.5	(8.2)	(13.5)
Interest expense	109.6	114.6	113.3

Income from continuing operations before income taxes	602.4	543.6	414.8
Income taxes	202.2	157.7	95.6

Income from continuing operations	400.2	385.9	319.2
Income (loss) from discontinued operations, net of income taxes	(113.9)	155.1	237.1

Net income	$286.3	$541.0	$556.3

Earnings per share:
Basic net income per common share:
Income from continuing operations	$2.01	$1.91	$1.51
Income (loss) from discontinued operations	(0.57)	0.77	1.12

Net income	$1.44	$2.68	$2.63

Diluted net income per common share:
Income from continuing operations	$1.96	$1.87	$1.47
Income (loss) from discontinued operations	(0.56)	0.75	1.09

Net income	$1.40	$2.62	$2.56

Weighted-average common shares outstanding:
Basic	199.0	201.7	211.3
Diluted	204.5	206.3	217.0

See Notes to Consolidated Financial Statements.

TRANE INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(Amounts in millions, except share data)	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$902.5	$232.9
Accounts receivable, less allowance for doubtful accounts—$42.8 in 2007; $39.4 in 2006	1,138.5	930.3
Inventories	697.3	691.9
Future income tax benefits	78.9	70.2
Other current assets	235.2	319.7
Assets of discontinued operations	—	3,397.1

Total current assets	3,052.4	5,642.1
Facilities, at cost, net of accumulated depreciation	833.0	758.7
Goodwill	318.5	305.2
Long-term asbestos receivable	336.9	336.6
Long-term future income tax benefits	224.5	194.6
Investment in associated companies	27.3	30.5
Other assets	304.7	154.8

TOTAL ASSETS	$5,097.3	$7,422.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Loans payable to banks	$28.5	$77.5
Current maturities of long-term debt	343.8	23.1
Accounts payable	484.6	427.2
Accrued payrolls	279.0	244.6
Current portion of warranties	155.6	137.3
Taxes on income	122.2	48.8
Deferred revenue	228.7	172.5
Other accrued liabilities	596.7	497.0
Liabilities of discontinued operations	—	1,783.3

Total current liabilities	2,239.1	3,411.3
Long-term debt	687.2	1,543.4

Other long-term liabilities:
Post-retirement benefits	311.5	334.8
Asbestos liability	628.2	652.8
Warranties	311.9	275.3
Deferred tax liabilities	11.4	70.6
Other long-term liabilities	369.8	210.8

Total liabilities	4,559.1	6,499.0
Commitments and contingencies

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 560,000,000 shares authorized; shares issued: 251,776,794 in 2007; 251,773,228 in 2006; and shares outstanding: 194,464,230 in 2007; 199,891,689 in 2006	2.5	2.5
Capital surplus	959.0	897.0
Treasury stock, at cost: 57,312,564 shares in 2007; 51,881,539 shares in 2006	(1,764.9)	(1,523.3)
Retained earnings	1,577.8	1,972.4

Accumulated other comprehensive income:
Deferred gain on hedge contracts	1.4	3.3
Foreign currency translation effects	(127.8)	(138.9)
Unrealized losses on benefit plans	(109.8)	(289.5)

Total shareholders’ equity	538.2	923.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,097.3	$7,422.5

See Notes to Consolidated Financial Statements.

TRANE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2007	2006	2005

Cash flows from operating activities:
Net income	$286.3	$541.0	$556.3
Less: Income from discontinued operations, net of income taxes	(113.9)	155.1	237.1

Income from continuing operations	400.2	385.9	319.2

Adjustments to reconcile net cash provided by operating activities:
Depreciation	87.5	76.6	70.7
Amortization of capitalized software and other intangibles	27.8	31.0	29.5
Equity in earnings of unconsolidated joint ventures, net of dividends received	2.4	(4.5)	(11.0)
Non-cash compensation expense	99.0	88.3	60.7
Deferred income taxes	(75.8)	(8.3)	22.5
Gain on sale of property, plant and equipment	(0.1)	(11.0)	(3.8)

Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(184.4)	(83.2)	(45.7)
Inventories	9.9	(136.5)	2.3
Accounts payable	38.3	(87.6)	35.5
Other accrued liabilities and taxes	176.0	134.9	69.4
Post-retirement benefits	(32.7)	20.7	(16.1)
Net asbestos indemnity liability	(24.9)	27.2	5.2
Other current and long-term assets	(31.7)	(38.5)	(52.4)
Other long-term liabilities	177.7	47.9	2.5

Net cash provided by operating activities	669.2	442.9	488.5

Net cash provided by (used in) discontinued operating activities	(389.5)	263.4	331.9

Cash flows from investing activities:
Proceeds from sale of Bath and Kitchen, net of retained cash	1,769.5	—	—
Purchases of property, plant and equipment	(142.8)	(134.4)	(160.0)
Investments in affiliated companies and other businesses	(11.8)	(0.2)	(8.4)
Investments in computer software	(26.2)	(25.3)	(22.8)
Proceeds from joint venture, net	—	3.9	12.2
Proceeds from sale of other businesses and property, plant and equipment	6.8	25.1	20.5

Net cash provided by (used in) investing activities	1,595.5	(130.9)	(158.5)

Net cash used by discontinued investing activities	(83.1)	(104.8)	(164.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	34.4	16.9	214.1
Repayments of long-term debt	(32.5)	(311.3)	(211.1)
Net change in revolving credit facilities	(554.0)	285.2	189.2
Net change in other short-term debt	(75.2)	65.5	(54.5)
Purchases of treasury stock	(458.2)	(450.0)	(500.0)
Dividend payments	(135.8)	(144.8)	(126.4)
Proceeds from exercise of stock options	101.4	45.7	35.6
Proceeds from (payment of) foreign exchange forward contracts	—	1.4	(4.1)
Tax benefit from exercise of stock options	61.3	20.5	8.7
Transfer from (to) discontinued operations	(445.3)	65.5	293.4
Cash distributed to WABCO	(101.3)	—	—

Net cash used by financing activities	(1,605.2)	(405.4)	(155.1)

Net cash provided by (used in) discontinued financing activities	403.0	(176.1)	(175.1)

Effect of exchange rate changes on cash and cash equivalents	10.1	7.5	(3.1)
Effect of exchange rate changes on cash related to discontinued operations	8.7	6.5	(2.5)

Net increase (decrease) in cash and cash equivalents	608.7	(96.9)	161.3
Less: Net decrease in cash related to discontinued operations	(60.9)	(11.0)	(10.5)
Cash and cash equivalents at beginning of year	232.9	318.8	147.0

Cash and cash equivalents at end of year	$902.5	$232.9	$318.8

Cash paid during the year for:
Interest	$112.4	$117.7	$110.9
Taxes	$220.3	$191.6	$185.3

See Notes to Consolidated Financial Statements.

TRANE INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income				Compre- hensive Income
					Deferred Gain on Hedge Contracts	Foreign Currency Translation Effects	Unrealized Gain (Loss) on Benefit Plans	Minimum Pension Liability Adjustment
Balance at December 31, 2004	$2.5	$794.5	$(760.1)	$1,146.6	$9.3	$(102.8)	$—	$(159.7)
Net income	—	—	—	556.3	—	—	—	—	$556.3
Foreign currency translation	—	—	—	—	—	(109.8)	—	9.5	(100.3)
Deferred gain on hedge contracts, net of taxes	—	—	—	—	11.6	—	—	—	11.6
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	32.4	32.4

Total comprehensive income									$500.0

Dividends paid	—	—	—	(126.4)	—	—	—	—
Treasury stock purchased	—	—	(500.0)	—	—	—	—	—
Stock options exercised	—	(7.2)	42.9	—	—	—	—	—
Stock options tax benefit	—	13.3	—	—	—	—	—	—
Stock issued to Employee Stock Ownership Plan	—	29.1	35.3	—	—	—	—	—
Stock issued to Employee Stock Purchase Plan	—	3.4	5.3	—	—	—	—	—
Other common stock issued or reacquired	—	1.3	(4.8)	—	—	—	—	—

Balance at December 31, 2005	$2.5	$834.4	$(1,181.4)	$1,576.5	$20.9	$(212.6)	$—	$(117.8)

Net income	—	—	—	541.0	—	—	—	—	$541.0
Foreign currency translation	—	—	—	—	—	73.7	—	(6.2)	67.5
Deferred gain on hedge contracts, net of taxes	—	—	—	—	(17.6)	—	—	—	(17.6)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	79.3	79.3

Total comprehensive income									$670.2

Adoption of FAS 158, net of taxes	—	—	—	—	—	—	(289.5)	44.7
Dividends paid	—	—	—	(145.1)	—	—	—	—
Treasury stock purchased	—	—	(450.0)	—	—	—	—	—
Stock options exercised	—	(8.2)	53.8	—	—	—	—	—
Stock options tax benefit	—	15.6	—	—	—	—	—	—
Stock issued to Employee Stock Ownership Plan	—	21.9	46.0	—	—	—	—	—
Stock issued to Employee Stock Purchase Plan	—	2.1	7.4	—	—	—	—	—
Stock-based compensation and other stock issued	—	31.2	0.9	—	—	—	—	—

Balance at December 31, 2006	$2.5	$897.0	$(1,523.3)	$1,972.4	$3.3	$(138.9)	$(289.5)	$—
Net income	—	—	—	286.3	—	—	—	—	$286.3
Foreign currency translation	—	—	—	—	—	102.3	(14.0)	—	88.3
Deferred gain on hedge contracts, net of taxes	—	—	—	—	(1.9)	—	—	—	(1.9)
Sale of Bath and Kitchen	—	—	—	—	—	0.1	85.3	—	85.4
Unrealized gain on benefit plans, net of taxes	—	—	—	—	—	—	30.2	—	30.2

Total comprehensive income									$488.3

Dividends paid	—	—	—	(135.8)	—	—	—	—
Adoption of FIN 48	—	—	—	(19.1)	—	—	—	—
Treasury stock purchased	—	—	(458.2)	—	—	—	—	—
Stock options exercised	—	(59.8)	161.2	—	—	—	—	—
Stock options tax benefit	—	60.8	—	—	—	—	—	—
Stock issued to Employee Stock Ownership Plan	—	23.7	46.2	—	—	—	—	—
Stock issued to Employee Stock Purchase Plan	—	2.5	7.3	—	—	—	—	—
Stock-based compensation and other stock issued	—	34.8	1.9	—	—	—	—	—
Distribution of WABCO	—	—	—	(526.0)	—	(91.3)	78.2	—

Balance at December 31, 2007	$2.5	$959.0	$(1,764.9)	$1,577.8	$1.4	$(127.8)	$(109.8)	$—

See Notes to Consolidated Financial Statements.

TRANE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Company

Trane Inc. (formerly known as American Standard Companies Inc.) (the “Company”) is a Delaware corporation incorporated in 1988. “Trane” or the “Company” refers to the Company, or to the Company and Trane U.S. Inc. (formerly known as American Standard Inc.) or Trane International Inc. (formerly known as American Standard International Inc.), each a wholly-owned subsidiary, including their subsidiaries, as the context requires.

Trane is a leading global manufacturer of commercial and residential heating, ventilation and air conditioning equipment (“HVAC”) and provides market-leading systems and services that enhance the quality and comfort of the air in homes and buildings around the world. The Company offers customers a broad range of energy-efficient HVAC systems: dehumidifying and air cleaning products; service and parts support and advanced building controls. The Company’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a broad, well-established distribution network.

Separation

On February 1, 2007, Trane (then known as American Standard Companies Inc.) announced that its Board of Directors had completed a strategic review of the Company and unanimously approved a plan to separate its three businesses during 2007. The announced separation included a plan to spin off Trane’s Vehicle Control Systems business and to sell its Bath and Kitchen business, with Trane retaining and focusing on its global HVAC business. The Board of Directors concluded that separating the three businesses would create greater shareholder value than the existing company structure and provide the separated companies with substantial opportunities and benefits allowing them to more effectively operate their respective businesses, including providing the separated companies with increased strategic focus, enhanced opportunities for growth, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees.

On July 12, 2007, the Board of Directors of Trane approved the spinoff of the Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). The spinoff of WABCO was completed on July 31, 2007 and WABCO began trading thereafter as an independent company on the New York Stock Exchange (“NYSE”) under the ticker symbol “WBC.”

On July 23, 2007, the Company entered into an agreement to sell its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC. The sale was completed on October 31, 2007 for approximately $1.745 billion, after closing adjustments but subject to certain post-closing adjustments. Combined with the proceeds received by the Company from the sale of its Venesta Washroom Systems business (which was formerly part of the Bath and Kitchen business) in March 2007, the Company’s gross proceeds from the sale of the Bath and Kitchen business totaled approximately $1.91 billion. A portion of the proceeds from the sale of Bath and Kitchen, after expenses and taxes, was used to reduce debt.

Upon completion of the spinoff of the Vehicle Control Systems business and the sale of the Bath and Kitchen business, the Company’s operations consist of its Air Conditioning Systems and Services business, which manufactures, sells and services HVAC equipment systems and controls. Following receipt of shareholder approval, American Standard Companies Inc. changed its name to Trane Inc. on November 28, 2007 and began trading on the NYSE under the ticker symbol “TT.”

Merger Agreement with Ingersoll Rand

On December 17, 2007, the Company announced that on December 15, 2007 it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and Indian Merger Sub,

Inc., a wholly-owned subsidiary of Ingersoll Rand (“Merger Sub”), providing for the acquisition of the Company by Ingersoll Rand, a company publicly traded on the NYSE. Subject to the terms and conditions of the merger agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll Rand. At the effective time of the merger, each outstanding share of common stock of the Company, other than shares owned by the Company or Ingersoll Rand and any dissenting shares, will be converted into the right to receive a combination of (i) 0.23 (the “Exchange Ratio”) of a share of Ingersoll Rand Class A common share and (ii) $36.50 in cash (the “Cash Consideration”), without interest. Under the merger agreement, in the event that the Company or Ingersoll Rand reasonably determines in good faith that it is necessary to do so, in order to complete the merger without a vote of Ingersoll Rand shareholders, the Cash Consideration may be increased by an amount up to $1.00 per share (with a corresponding reduction to the Exchange Ratio). The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and the receipt of certain required antitrust approvals and clearances. The Company received the necessary antitrust approvals under the Hart-Scott-Rodino Act on January 31, 2008. The Company currently anticipates that the merger will be completed in the second calendar quarter of 2008.

NOTE 2. Accounting Policies

Financial Statement Presentation—The financial statements include the accounts of majority-owned subsidiaries; intercompany transactions are eliminated. Investments in unconsolidated joint ventures (generally a 20 percent to 50 percent ownership interest) are included at cost plus the Company’s equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in associated companies in the consolidated balance sheet. Certain reclassifications of amounts reported in prior years have been made to conform to the 2007 classifications.

The Vehicle Control Systems and Bath and Kitchen businesses have been reported as discontinued operations for all periods presented in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, post-retirement benefits, warranties, income taxes, insurance recoveries, asbestos indemnity liabilities, stock based compensation and commitments and contingencies.

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

Revenue Recognition—In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, sales of manufactured products are principally recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectibility of the sales price is reasonably assured. A portion of the Company’s revenue stream is derived from the sale of services. Revenue under long-term service contracts for the maintenance of air conditioning equipment is recorded over the term of the contract. The Company also sells extended warranty contracts on certain products, and the revenues from such contracts are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales.

The Company derives a portion of its revenues from multiple element-arrangements. Revenues under multiple-element arrangements, such as those that include Company products along with other third party products, are recognized for each separate unit of accounting when delivered based on the relative fair value. The Company generally allocates total revenue under the arrangements to each of the elements based on the relative sale price of each element when sold separately.

Revenues from air conditioning equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and related guidance. The Company recognizes revenue under percentage of completion accounting using the cost to cost method as the measure of progress. Revenues associated with contracts accounted for under the percentage of completion method of accounting amounted to approximately ten percent of total Company sales in 2007 and nine percent of total company sales in 2006 and 2005. The liability for billings in excess of costs associated with percentage of completion contracts was $41.0 million and $34.1 million at December 31, 2007 and 2006, respectively.

In accordance with EITF 01-9, Accounting for Consideration Given By a Vendor to a Customer, the Company typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of revenue at the later of the date of the sale or the date the incentive is offered. However, where the Company receives an identifiable benefit for the consideration that is sufficiently separable from the associated sale and the Company can reasonably estimate the fair market value of the benefit received, the Company records the costs in selling and administrative expenses. Sales incentives recognized in selling and administrative expenses in the accompanying consolidated statement of income were $36.8 million, $31.8 million and $37.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Shipping and Handling Costs—Shipping, handling, purchasing, receiving, inspecting, warehousing, internal transfer and other costs of distribution are recorded as cost of sales.

Cash Equivalents—The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. The Company’s investments consist primarily of U.S. Government money market funds and time deposits. The investments are carried at cost, which approximates fair value. Cash and cash equivalents included cash of $237.9 million and $188.1 million at December 31, 2007 and December 31, 2006, respectively. Investments at December 31, 2007 and December 31, 2006 were $664.6 and $44.8 million, respectively.

Allowance for Doubtful Accounts—The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts. The Company provides for estimates of product returns at the time of sale.

Transfers of Financial Instruments—Sales and transfers of financial instruments are accounted for under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Company sells interests in accounts receivable to special purpose entities created as part of accounts receivable financing facilities established by the Company in the U.S. with major international banks (see Note 9 – Accounts Receivable Securitization Agreements). Receivables sold under such arrangements are removed from the balance sheet at the time they are sold since the transactions meet the sale criteria of FAS 140. Specifically, the receivables are legally isolated from the Company, the purchasers have the right to pledge or exchange the receivables and the purchasers obtain effective control over the receivables. Any retained interests in receivables sold are carried at fair value in other current assets.

Inventories—Inventories are recorded at the lower of cost or realizable value, cost being determined principally by the use of the last-in, first-out (LIFO) method.

Facilities—Property plant and equipment balances are stated at cost less accumulated depreciation. The Company capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. The Company assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred. The Company capitalized $2.2 million, $1.0 million and $0.5 million of interest related to construction of facilities for the years ended December 31, 2007, 2006 and 2005.

Depreciation—Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which is 40 years for buildings and 5 to 15 years for machinery and equipment.

Computer Software—The Company capitalizes the costs of obtaining or developing internal-use computer software which is amortized ratably over periods of up to seven years, beginning when the software is ready for its intended use. At December 31, 2007 and 2006, the unamortized amount of internal-use computer software included in other assets is $87.9 million and $90.5 million, respectively.

Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually on October 1 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses intangible assets subject to amortization, when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Impairments of intangible assets are recognized when the carrying value of the assets are less than the expected cash flows of the assets on an undiscounted basis. All amortizable assets are amortized over their estimated useful lives.

Debt Issuance Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt.

Warranties—The Company provides for estimated warranty costs at the time of sale for products sold with a limited warranty. Costs to satisfy extended warranty obligations are charged to cost of sales as incurred.

Post-retirement Benefits—Post-retirement benefits are provided for substantially all employees of the Company, both in the U.S. and abroad. In the U.S., the Company also provides various post-retirement health care and life insurance benefits for certain of its employees. Such benefits are accounted for on an accrual basis using actuarial assumptions in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and related guidance. In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132(R). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. FAS 158 also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

Asbestos Indemnity Liability and Related Insurance Recoveries—The Company records a liability for all asbestos claims incurred as well as claims incurred but not yet reported that are considered probable and reasonably estimable. The Company engages an expert to assist it in calculating and evaluating the total amount of the asbestos indemnity liability. The Company also estimates and records a receivable for amounts recoverable from its insurance carrier for asbestos claims that have been settled and paid, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims.

Research and Development Expenses—Research and development costs are expensed as incurred. The Company incurred approximately $116 million in 2007, $101 million in 2006 and $87 million in 2005 for research activities and product development.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood greater than 50 percent), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. As a result of the implementation of FIN 48, the Company recognized a $19.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the non-current tax liability and a charge to retained earnings.

Advertising Expense—The cost of advertising is expensed as incurred or in the case of sales literature as distributed. The Company incurred $94 million, $88 million and $74 million of advertising costs in 2007, 2006 and 2005, respectively.

Earnings per Share—Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The weighted-average number of outstanding common shares used in computing diluted earnings per share included weighted-average incremental shares of 5,511,333 in 2007, 4,608,073 in 2006, and 5,678,795 in 2005, primarily from the assumed exercise of stock options issued under the Company’s stock option plans. The weighted-average number of outstanding antidilutive stock options excluded from the computation of diluted earnings per share in 2007, 2006 and 2005 was 1,589,861, 1,634,839, and 869,849, respectively.

Comprehensive Income—Comprehensive income is presented in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income and consists of net income, deferred gains or losses on hedge contracts, foreign currency translation adjustments, pension adjustments and unrecognized losses on post retirement benefit plans. The Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign exchange translation adjustments of those subsidiaries has been recorded.

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

Stock-Based Compensation—The Company has three primary stock-based compensation plans–the 2002 Omnibus Incentive Plan, the Stock Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), which are described in Note 13–Capital Stock. Under the first two plans, the Company has granted options to employees and directors to acquire a fixed number of shares of the Company’s common stock at a specified price, and also has made grants of restricted stock units and restricted shares. Under the ESPP, employees are entitled to purchase shares of the Company’s common stock at a discount of 15 percent from the market price on the date of purchase. The Company also issues stock-based compensation under the Supplemental Compensation Plan for outside Directors, the Supplemental Savings Plan and the Deferred Compensation Plan. The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income, the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the ESPP based on either estimated fair values or actual fair values in the case of restricted stock and restricted stock unit grants. The Company adopted FAS 123R using the modified prospective approach. Under the modified prospective approach, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006 as well as the cost of awards granted after January 1, 2006. Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for substantially all options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the grant date and the ESPP plan was deemed noncompensatory. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company considered the provisions of SAB 107 when it adopted FAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements.

The Company recognizes compensation cost for each share-based payment award over the requisite service period of the award. Compensation cost is measured on the grant date of the award, which is the date the Company’s Board of Directors approves the granting of the award. Compensation cost on discounts associated with ESPP purchases is recognized on the date that shares are purchased. Income from continuing operations before income taxes included $23.4 million and $25.8 million of stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively. The estimated tax benefit associated with this expense was $8.0 million and $9.5 million for the years ended December 31, 2007 and 2006, respectively. Prior period consolidated statements of income have not been restated. If the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the year ended December 31, 2005, net income would have been $536.3 million and basic and diluted net income per share would have been $2.54 and $2.48, respectively. To measure the fair value of stock option awards, the Company utilizes the Black-Scholes option valuation method. To measure the fair value of restricted stock unit grants, the Company uses the fair market value of the Company’s stock on the grant date. The Black-Scholes option valuation method considers the following factors when calculating fair value—the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of awards it believes will ultimately vest, which includes an estimate of the number of awards expected to be forfeited. The estimated fair value of the award is recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

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

Note 3. Discontinued Operations

As discussed above, the Company completed the spinoff of the Vehicle Control Systems business on July 31, 2007. The Company also finalized the sale of the Bath and Kitchen business to affiliates of Bain Capital Partners, LLC on October 31, 2007. Accordingly, the Vehicle Control Systems and Bath and Kitchen businesses have been reported as discontinued operations for all periods presented.

Summary income statement and condensed balance sheet information for Vehicle Control Systems and Bath and Kitchen are set forth below. The separation costs relate to investment banking, legal, tax and accounting fees, other professional advisory fees, employee costs and other costs and income taxes associated with executing the separation transactions.

Vehicle Control Systems

	Seven Months Ended July 31, 2007	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Sales	$1,328.8	$2,015.2	$1,831.0

Pre-tax income from discontinued operations	$149.3	$253.9	$248.1
Separation costs	45.6	—	—
Tax separation costs	55.7	—	—
Income taxes	20.6	81.6	49.5

Income from discontinued operations, net of income taxes	$27.4	$172.3	$198.6

The results of Vehicle Control Systems are included in the table above through the date of the spinoff.

(Dollars in millions)	December 31, 2006
Cash	$35.2
Accounts receivable	187.7
Inventories	138.1
Other current assets	49.9
Property, plant and equipment	299.7
Goodwill	343.8
Other non-current assets	180.0

Total assets	$1,234.4

Loans payable to banks	$14.1
Accounts payable	147.5
Accrued and other current liabilities	242.3
Long-term debt	57.3
Post-retirement benefits	368.6
Other liabilities	97.6

Total liabilities	$927.4

The following table sets forth the net assets of Vehicle Control Systems distributed to shareholders on July 31, 2007.

(Dollars in millions)	July 31, 2007
Assets	$1,563.8
Liabilities	954.8

Net assets	609.0
Recognition of tax indemnity receivable from WABCO	(69.9)
Unrealized losses on benefit plans, net of tax	78.2
Foreign currency translation effect	(91.3)

Impact on retained earnings	$526.0

Bath and Kitchen

	Ten Months Ended October 31,	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Sales	$2,136.7	$2,434.9	$2,418.7

Pre-tax income (loss) from discontinued operations	$18.0	$(51.3)	$63.0
Pre-tax gain on sale of discontinued operations	27.7	—	—
Separation costs	1.4	—	—
Tax separation costs	37.9	—	—
Income tax expense (benefit)	147.7	(34.1)	24.5

Income (loss) from discontinued operations, net of income taxes	$(141.3)	$(17.2)	$38.5

On March 30, 2007, the Company sold its Armitage Venesta business (“Venesta”) included within the Bath and Kitchen segment. Venesta is a leading supplier of commercial washroom solutions in both the United Kingdom and Ireland. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes. On October 31, 2007, the Company sold its Bath and Kitchen business to affiliates of Bain Capital Partners, LLC for $1.745 billion, after closing adjustments but subject to certain post-closing adjustments. The Company received proceeds of $1.693 billion which was net of a $25.7 million accelerated pension contribution and other closing payments of $26.8 million. The sale resulted in a pre-tax loss of $53.1 million, $190.1 million after taxes. The net pre-tax gain of $27.7 million resulting from these transactions has been reflected in pre-tax gain on sale of discontinued operations in the table above.

Bath and Kitchen incurred $78.5 million of operational consolidation expenses in 2007. The 2007 charges relate to its consolidation of operations and streamlining of commercial functions in Europe and the Americas. Bath and Kitchen is in the process of closing its Wolverhampton, UK, location and transferring its fittings assembly and logistics to more cost effective locations; Bath and Kitchen is also in the process of closing its Excelsior, United Kingdom facility, and has closed its Chiva, Spain and Queimados, Brazil facilities and transferred the ceramics manufacturing operations to more cost effective locations. Bath and Kitchen also streamlined and simplified its commercial organization in several European countries and discontinued the production of cast iron bathtubs at its Revin, France location. Bath and Kitchen also discontinued production of metal tubs and basins at a plant in Cambridge, Ontario Canada.

During 2006, Bath and Kitchen incurred $53.3 million of operational consolidation expenses before minority interest income of $1.2 million. The 2006 charges primarily related to severance associated with the consolidation of manufacturing and administrative processes, the consolidation of its ceramics manufacturing operations in the United Kingdom and the consolidation of some new product development, supply chain, finance and administrative activities in its European operations.

During 2005, Bath and Kitchen incurred $31.6 million of operational consolidation expenses before minority interest income of $1.9 million. The 2005 charges primarily related to severance and employee costs related to the reorganization of its fittings manufacturing plant in Europe and streamlining manufacturing and administrative processes.

(Dollars in millions)	December 31, 2006
Cash	$25.7
Accounts receivable	216.0
Inventories	461.9
Other current assets	77.2
Property, plant and equipment	667.4
Goodwill	582.7
Other non-current assets	131.8

Total assets	$2,162.7

Accounts payable	$223.2
Accrued and other current liabilities	323.6
Post-retirement benefits	168.9
Other liabilities	140.2

Total liabilities	$855.9

NOTE 4. Effect of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. FAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of FAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of FAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting FAS 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“FAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any financial instruments under the provisions of FAS 159, the adoption of this statement will not have an impact to its consolidated financial statements.

NOTE 5. Operational Consolidation Charges

During 2007, the Company incurred charges related to operational consolidation activities consisting principally of severance and related expenses as more fully described below.

In 2007, the Company recorded $2.6 million of operational consolidation expenses, which were included in selling and administrative expenses. Included in the $2.6 million was a reversal of $2.0 million related to a change in severance on prior period plans and $4.6 million of expense related to severance associated with the consolidation of administrative functions. These actions included the elimination of 25 jobs. The Company expended $1.5 million of cash on operational consolidation activities during 2007.

During 2006, the Company incurred $2.1 million of operational consolidation expenses of which $2.2 million was included in selling and administrative expenses and $0.1 million of income was included in cost of sales. This amount includes a reversal of $1.7 million related to a change in the estimated severance on prior period plans and $3.8 million of expense related to severance associated with the consolidation of administrative functions.

During 2005 the Company incurred $25.8 million of operational consolidation expenses of which $13.1 million was included in selling and administrative expenses and $12.7 million was included in cost of sales. The $25.8 million of operational consolidation expenses related to the following initiatives:

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

(iii)	$1.9 million of charges associated with a plan to transfer production to a lower cost production facility in North America and salaried severance.

NOTE 6. Other (Income) Expense

Other (income) expense was as follows:

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Equity in net income of unconsolidated joint ventures	$(10.1)	$(9.1)	$(10.4)
Minority interest expense	5.6	5.3	2.4
Receivable discount fees	9.7	9.8	6.7
Foreign exchange (gain) loss	(0.1)	3.7	(3.6)
Interest income	(7.3)	(1.8)	(1.1)
(Gain) loss on sale of assets	0.6	(10.9)	(2.9)
Separation and merger related costs	10.0	—	—
Other, net	(2.9)	(5.2)	(4.6)

	$5.5	$(8.2)	$(13.5)

The Company has investments in affiliates that are accounted for on the equity method. The Company holds a 24.5 percent ownership interest in Alliance Compressors, (“Alliance”) a joint venture that supplies the Company with air conditioning system compressors. The Company purchased $74.5 million, $75.0 million and $67.0 million of goods from Alliance during the years ended December 31, 2007, 2006 and 2005, respectively.

Other expense in 2007 includes $10.0 million of separation costs and merger advisory fees, primarily related to the planned merger with Ingersoll Rand.

NOTE 7. Post-Retirement Benefits

The Company sponsors post-retirement benefit plans covering substantially all U.S. employees, including an Employee Stock Ownership Plan (the “ESOP”) and a 401(k) savings plan (the “Savings Plan”) for the Company’s U.S. salaried employees and certain U.S. hourly employees, a defined benefit plan for most U.S. employees covered by collective bargaining arrangements, and a pension plan established in 2003 as described below for certain U.S. salaried and non-union employees and certain collectively-bargained employees. The ESOP and Savings Plan are individual-account defined contribution plans. Shares of the Company’s common stock held by the ESOP and Savings Plan are allocated to the accounts of eligible employees through basic allocations of 3 percent of covered compensation in the ESOP, and a matching Company contribution to the Savings Plan of up to 6 percent of covered compensation. The Company funds the ESOP and Savings Plan through contributions of either cash or shares of the Company’s common stock. Shares of common stock accrued by employees under the ESOP and Savings Plan are credited to each employee’s ESOP and Savings Plan accounts based on the fair value of shares on the date credited to their account. Cash dividends earned by shares held in the ESOP and Savings Plan are credited to each employee’s account. During the year ended December 31, 2007, approximately 1.5 million shares of common stock had been allocated to employee accounts. Shares of common stock held by the ESOP and Savings Plan are included in the average number of shares outstanding for both basic and diluted earnings per share. Effective September 1, 2003, the Company established a pension plan for salaried and non-union U.S. employees (the “Cash Balance Plan”). Eligible employees may elect to participate in the pension plan and receive a credit equal to 3 percent of eligible pay. For these employees, the Company match in the Savings Plan is 50 percent of the employee contribution (up to a

Company match of 3 percent). For employees who do not elect to participate in the pension plan, the Company match in the Savings Plan is 100 percent of the employee contribution (up to a Company match of 6 percent). Employees covered under certain collective bargaining agreements also participate in the Cash Balance plan and receive a 3 percent credit.

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee’s compensation during the last years of employment or negotiated benefit levels. Participants under the Cash Balance Plan receive 3 percent of their eligible pay per year. This benefit earns an interest credit approximating five-year U.S. Treasury Securities and vests over a three-year period. In the U.S. the Company also provides various post-retirement health and life insurance benefits for certain of its employees. Certain of the pension plans are funded, depending on tax and statutory considerations in the country. Post-retirement health and life insurance benefits are funded as incurred.

Assets and vested accrued benefits for Bath and Kitchen employees in the Cash Balance Plan remained with Trane as part of the sale of the Bath and Kitchen business.

The following table provides a reconciliation of the changes in pension and post-retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2007 and 2006, and a statement of the funded status at December 31, 2007 and 2006:

	2007	2007	2007	2006	2006	2006
(Dollars in millions)	Domestic Pension Benefits	Domestic Health & Life Ins. Benefits	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Health & Life Ins. Benefits	Foreign Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$725.5	$352.2	$24.1	$711.9	$319.5	$23.0
Service cost	21.0	12.6	2.4	21.0	8.0	0.7
Interest cost	42.4	18.4	1.2	40.1	17.4	1.2
Participant contributions	—	9.3	—	—	8.6	—
Plan amendments	3.8	0.3	—	10.9	0.1	—
Actuarial (gain) loss	(32.7)	(31.4)	(0.2)	(22.2)	25.2	(0.6)
Curtailment related to sale of Bath and Kitchen	(0.9)	(10.6)	—	—	—	—
Distribution of WABCO	—	(19.1)	—	—	—	—
Benefit payments	(41.2)	(29.0)	(0.8)	(36.2)	(26.6)	(0.8)
Medicare Part D subsidy	—	—	—	—	—
Foreign exchange effects	—	—	0.9	—	—	0.6

Obligation at end of year	$717.9	$302.7	$27.6	$725.5	$352.2	$24.1

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$709.1	$—	$9.1	$611.0	$—	$8.8
Actual return on assets	37.2	—	0.1	78.7	—	0.9
Divestitures	—	—	—	—	—	—
Employer contributions	34.2	19.7	0.4	55.6	18.0	0.3
Participant contributions	—	9.3	—	—	8.6	—
Benefit payments	(41.2)	(29.0)	(0.8)	(36.2)	(26.6)	(0.8)
Foreign exchange effects	—	—	1.9	—	—	(0.1)

Fair value of plan assets at end of year	$739.3	$—	$10.7	$709.1	$—	$9.1

Funded Status at December 31:
Funded status	$21.4	$(302.7)	$(16.9)	$(16.4)	$(352.2)	$(15.0)
Unrecognized prior service cost (benefit)	—	—	—	59.2	(33.3)	—
Unrecognized net actuarial (gain) loss	—	—	—	56.9	155.8	2.0
Unrecognized net initial obligation	—	—	—	0.5	—	—

Net amount recognized	$21.4	$(302.7)	$(16.9)	$100.2	$(229.7)	$(13.0)

Amounts recognized on balance sheet

After adoption of FAS 158
Noncurrent assets	$46.5	$—	$4.2	$6.6	$—	$2.8
Current liabilities	(11.3)	(26.1)	—	(8.9)	(23.1)	—
Noncurrent liabilities	(13.8)	(276.6)	(21.1)	(14.1)	(329.1)	(17.8)

Net amount recognized	$21.4	$(302.7)	$(16.9)	$(16.4)	$(352.2)	(15.0)

Amounts recognized in other comprehensive income consist of:
Prior service cost	$62.0	$5.8	$—	$59.2	$(33.3)	$—
Net actuarial (gain) loss	43.7	71.0	(0.2)	56.9	155.8	2.0
Unrecognized net initial obligation	0.5	—	—	0.5	—	—

Total before tax effects	$106.2	$76.8	$(0.2)	$116.6	$122.5	$2.0

A component of the 2006 post-retirement assets and liabilities presented above includes certain amounts that have been reflected in assets and liabilities of discontinued operations in the accompanying balance sheet.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2007	2007	2006	2006
(Dollars in millions)	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
For all plans:
Accumulated benefit obligation	$713.3	$23.9	$718.0	$20.4
For pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$37.5	$22.2	$31.9	$18.4
Accumulated benefit obligation	33.0	18.4	26.3	14.7
Fair value of plan assets	12.5	1.1	9.0	0.6

Total post-retirement costs are shown below:

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Domestic plans	$6.6	$17.5	$24.0
Foreign plans	3.2	1.4	2.1
Health and life insurance benefits	27.5	27.1	26.6

Subtotal	37.3	46.0	52.7
Defined contribution plan cost, principally ESOP	67.3	64.0	60.2

Total post-retirement costs, including accretion expense	$104.6	$110.0	$112.9

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs	2007	2007	2006	2006	2005	2005
(Dollars in millions)	Domestic Pensions	Foreign Pensions	Domestic Pensions	Foreign Pensions	Domestic Pensions	Foreign Pensions
Service cost-benefits earned during period	$21.0	$2.4	$21.0	$0.7	$20.2	$1.2
Interest cost on projected benefit obligation	42.4	1.2	40.1	1.4	38.4	1.4
Less assumed return on plan assets	(57.7)	(0.6)	(53.0)	(0.7)	(45.1)	(0.4)
Amortization of prior service cost	6.8	—	6.4	—	5.7	—
Amortization of actuarial net (gain) loss	0.2	0.2	3.2	—	3.6	(0.1)
Amortization of net initial obligation	0.1	—	0.1	—	0.1	—
Curtailment (gain) loss	(6.2)	—	(0.3)	—	0.2	—

Defined benefit plan cost	6.6	3.2	17.5	1.4	23.1	2.1
Additional SFAS 88 charge	—	—	—	—	0.9	—

Net defined benefit plan cost after curtailments	$6.6	$3.2	$17.5	$1.4	$24.0	$2.1

Other Post Retirement Benefit Costs	2007	2006	2005
(Dollars in millions)	Domestic Health & Life Ins. Benefits	Domestic Health & Life Ins. Benefits	Domestic Health & Life Ins. Benefits
Service cost-benefits earned during period	$12.6	$8.0	$8.0
Interest cost on projected benefit obligation	18.4	17.4	16.9
Amortization of prior service cost	(2.9)	(4.8)	(4.5)
Amortization of net loss	4.7	6.5	6.3

Defined benefit plan cost	32.8	27.1	26.7
Curtailment gain recognized	(5.3)	—	(0.1)

Net defined benefit plan cost after curtailment	$27.5	$27.1	$26.6

As a result of the sale of the Bath and Kitchen business, and the resultant decrease in the active population, the Company recognized a curtailment gain of $11.5 million relating to prior unrecognized service costs. The curtailment gain is included in the loss from discontinued operations.

Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2007	2007	2007	2006	2006	2006
	Domestic Plans	Life Ins. Benefits	Foreign Plans	Domestic Plans	Life Ins. Benefits	Foreign Plans
Discount Rate	6.23%	6.00%	4.84%	6.00%	5.76%	4.58%
Salary Growth	4.92%	4.13%	3.12%	4.63%	4.63%	3.13%

	Net Periodic Pension Cost for the Year
Discount Rate	6.00%	5.75%	4.58%	5.75%	5.75%	4.56%
Salary Growth	4.63%	4.63%	3.13%	4.34%	4.34%	3.12%
Expected Return on Plan Assets	8.22%	N/A	6.77%	8.23%	N/A	6.75%

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

Asset Allocation	2007 Domestic Plans	2007 Foreign Plans	2006 Domestic Plans	2006 Foreign Plans	Target Domestic Plans	Target Foreign Plans
Equity Securities	65%	48%	67%	44%	64%	50%
Debt Securities	33%	52%	31%	56%	31%	50%
Other, including Real Estate	2%	0%	2%	0%	5%	0%

The Company makes contributions to pension plans that at a minimum meet all statutory funding requirements. Cash contributions to the U.S. plans totaled $34.2 million in 2007. The Company expects contributions will decrease in 2008 as a result of the fully funded status of the main defined benefit plan.

Expected future benefit payments are shown in the table below:

(Dollars in millions)	2008	2009	2010	2011	2012	2013-2017
Domestic plans without subsidy	$80.5	$74.4	$80.6	$80.8	$82.8	$460.5
Medicare D subsidy reimbursements	$0.4	$0.4	$0.4	$0.4	$0.4	$2.0
Foreign plans	$0.9	$0.9	$0.9	$0.9	$0.8	$3.8

The weighted-average annual assumed rate of increase in the health care cost trend rate is 8.5 percent for 2008 and is assumed to decrease to 8.0 percent in 2009 and gradually decline to 4.75 percent by 2018. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed rate of one percentage point for each future year would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$0.6	$(0.5)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$8.1	$(7.4)

NOTE 8. Income Taxes

Uncertain Tax Positions

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). In connection therewith, the Company recognized a $19.1 million increase in non-current tax liabilities for unrecognized tax benefits and recorded a corresponding charge to retained earnings. The total amount of unrecognized tax benefits on the date of adoption was $213.5 million. The unrecognized tax benefits attributable to continuing operations were $135.5 million, plus interest and penalties of $24.4 million. The Company realized $9.3 million of tax benefits that were previously unrecognized as of the date of adoption related to foreign audit settlements and the expiration of statute of limitations during 2007. The Company also recorded unrecognized tax benefits of approximately $39.2 million related to specific transactions undertaken during the year, which is included in the $54.0 million of gross increases in the reconciliation below. At December 31, 2007, the Company has $173.0 million of unrecognized tax benefits which, if recognized, would impact the effective tax rate. As noted below, $41.9 million of the unrecognized tax benefits is indemnified and as such would result in an equal and offsetting impact to net income. The Company believes that it is reasonably possible that $5.3 million of its unrecognized tax benefits at December 31, 2007 could be recognized in the next year. The benefits relate to the anticipated expiration of statutes of limitations for state and local and foreign tax matters.

The following table reconciles the amount recorded for unrecognized tax benefits for the year ended December 31, 2007:

(Dollars in millions)	Year Ended December 31, 2007
Unrecognized tax benefits—beginning of year	$135.5
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(0.4)
Gross increases—current-period tax positions	54.0
Settlements	(13.3)
Lapse of statute of limitations	(2.8)

Unrecognized tax benefits—end of year	$173.0

In connection with the spinoff of its Vehicle Control Systems business, the Company and WABCO and their respective affiliates entered into a Tax Sharing Agreement that generally governs their respective rights, responsibilities and obligations after the distribution with respect to taxes, including ordinary course of business taxes, taxes related to certain pre- spinoff restructurings and taxes, if any, incurred as a result of any failure of the spinoff of WABCO to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code. In the event the distribution is determined to be taxable and such determination was the result of the actions taken after the separation by the Company or WABCO, the party responsible for such failure would be responsible for all taxes imposed on the Company or WABCO as a result thereof. If such determination is not the result of actions taken after the separation, then WABCO would be solely responsible for any taxes imposed on the Company or WABCO as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement. Additionally, WABCO is responsible for its taxes that are not subject to the Tax Sharing Agreement.

Under the Tax Sharing Agreement, the Company is responsible for its income tax liabilities and WABCO is responsible for WABCO’s income tax liabilities related to the ordinary course of business for periods prior to and including July 31, 2007, except for specific agreed assumed liabilities and indemnifications. Of the total unrecognized tax benefit of $173.0 million at December 31, 2007, WABCO has agreed to indemnify the Company for $41.9 million of tax liabilities related to WABCO and Bath and Kitchen tax matters. In addition, WABCO has also indemnified the Company for $34.4 million of Bath and Kitchen taxes pursuant to the sale agreement and the related tax sharing agreement. Consequently, the Company has recorded an indemnification liability of $34.4 million and an indemnification receivable of $76.3 million at December 31, 2007.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense for 2007 includes $1.6 million of interest and penalties. The Company had $26.0 million of interest and penalties accrued at December 31, 2007.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2000.

Provision for Income Taxes

The Company’s income before income taxes and the applicable provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Income before income taxes:
Domestic	$475.6	$489.0	$370.6
Foreign	126.8	54.6	44.2

	$602.4	$543.6	$414.8

Provision for income taxes:

Current:
Domestic	$238.9	$148.0	$59.0
Foreign	39.1	5.3	21.0

	278.0	153.3	80.0

Deferred:
Domestic	(65.8)	5.3	17.3
Foreign	(10.0)	(0.9)	(1.7)

	(75.8)	4.4	15.6

Total provision	$202.2	$157.7	$95.6

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35 percent in 2007, 2006 and 2005 to the income before income taxes is as follows:

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Tax provision at statutory rate	$211.0	$190.3	$145.2
Foreign earnings taxed at other than 35%	(28.3)	(26.8)	3.6
Increase in valuation allowance	24.9	15.6	—
Benefit of tax audit settlements	(5.4)	(4.8)	(46.9)
State tax provision	10.3	0.2	3.2
Repatriation of foreign earnings	—	(0.6)	8.5
Other, net	(10.3)	(16.2)	(18.0)

Total provision	$202.2	$157.7	$95.6

In 2007 and 2006, the Company increased the valuation allowance for certain foreign net operating loss carry forwards which was partially offset by a decrease in the valuation allowance for certain state and local tax credits and net operating loss carry forwards. There was no change to the valuation allowance during 2005.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	December 31,
(Dollars in millions)	2007	2006
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$128.8	$144.1
Inventory (LIFO and purchase accounting differences)	28.9	21.4
Employee benefits	2.0	4.2
Intangibles	2.1	1.6
Other	5.7	41.6

	167.5	212.9

Deferred tax assets:
Post-retirement and other employee benefits	142.1	150.3
Warranties	109.4	95.3
Foreign net operating losses and tax credits	35.0	6.4
State net operating losses and tax credits	20.6	15.2
Expense accruals	23.9	16.2
Asbestos	117.6	110.3
Inventory	3.2	1.7
Facilities	3.8	3.6
Intangibles	1.6	1.7
Foreign exchange	20.9	20.6
Other	20.5	—
Valuation allowances	(39.1)	(14.2)

	459.5	407.1

Net deferred tax assets	$292.0	$194.2

Deferred tax assets related to foreign net operating loss carry forwards (2007 and 2006) have been reduced by a valuation allowance since realization is dependent in part on the generation of future taxable income in the legal entity which gave rise to tax losses. The foreign net operating losses (“NOL”) are available for utilization in future years. At December 31, 2007, $27.9 million (net of tax) of the foreign net operating losses have an unlimited life. The carryforward period for the remaining NOLs varies in number of years by jurisdiction between five and seven years. Deferred tax assets related to state and local net operating loss carryforwards and state and local tax credits have been reduced by a valuation allowance since realization is dependent in part on the generation of future taxable income in the state which gave rise to the losses and credits. The carryforward period for the state NOL’s and credits varies in the number of years by jurisdiction between one and twenty years.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of all its foreign subsidiaries to be permanently reinvested and therefore no additional U.S. tax cost has been provided on such earnings at December 31, 2007 as determining such amount is not practicable.

NOTE 9. Accounts Receivable Securitization Agreements

Historically, the Company has entered into accounts receivable financing facilities (“Facilities”) to reduce its borrowing cost. The Company established these Facilities in Europe and the U.S. with major international banks. As part of these Facilities, the Company formed, special-purpose entities (in Europe, the “ESPE;” in the U.S., the “USSPE;” collectively, the “SPEs”) that are included in the consolidated financial statements of the Company for the sole purpose of buying and selling receivables generated by the Company. Under these facilities the Company irrevocably and without recourse, transfers all eligible accounts receivable to the SPEs, which in turn, sell them, or undivided ownership interests in them, to conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any of its subsidiaries.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of FAS 140. The Company’s retained interest is recorded at fair value in the Company’s Consolidated Balance Sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses are recognized at the time of the sale. Those losses amounted to $9.7 million, $9.8 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in other expense. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

The Company retains a subordinated interest in the receivables sold into the U.S. Facility of approximately 62 percent. As of September 15, 2007, the Company reduced the size of its U.S. Facility to $150 million from $200 million and due to the sale of the Bath and Kitchen business, the Company repurchased accounts receivables related to the Bath and Kitchen business that were previously sold into the U.S. asset securitization program (the “U.S. Facility”) for $7.7 million. The Company retains responsibilities for the collection and administration of receivables subject to this facility. The U.S. Facility is also subject to the maintenance of certain financial covenants with which the Company is currently in compliance. Additionally, the U.S. Facility is subject to renewal in September 2008 and the Company expects to renew the facility at that time.

On August 31, 2007, the Company terminated its accounts receivable financing facility in Europe (the “European Facility”) due to the spinoff of the Vehicle Controls Systems business and the sale of the Bath and Kitchen business. Accounts receivables that related to the Company’s Vehicle Control Systems business ceased to be sold into the European Facility as of May 31, 2007 and the Company repurchased Vehicle Control Systems accounts receivables previously sold into the European Facility for $197.2 million. On August 31, 2007, the Company repurchased the outstanding balances of Trane and Bath and Kitchen receivables sold into the European Facility for $203.5 million.

Following is a summary of receivables subject to the financing facilities:

	December 31, 2007			December 31, 2006
(Dollars in millions)	ESPE	USSPE	Total	ESPE	USSPE	Total
Outstanding balances of receivables sold to SPEs	$—	$202.2	$202.2	$53.3	$205.7	$259.0
Net retained interest	$—	$125.9	$125.9	$2.6	$98.1	$100.7
Advances from conduits	$—	$92.2	$92.2	$44.2	$92.1	$136.3

The advances from conduits include amounts due to the conduits under the U.S. Facility for collections of receivables under the servicing agreement. The decrease in advances from conduits was primarily driven by the Company’s repurchase of Bath and Kitchen’s receivables that were previously sold into the U.S. Facility, as discussed above. Additionally, as previously mentioned, the European Facility was terminated on August 31, 2007.

As of December 31, 2007 and 2006, the interest rates on amounts outstanding under the U.S. Facility were 5.18 percent and 5.28 percent, respectively.

NOTE 10. Inventories

The components of inventories, which are carried principally on a last-in, first-out (LIFO) basis, are as follows:

	December 31,
(Dollars in millions)	2007	2006
Finished products	$426.8	$431.6
Products in process	170.6	170.4
Raw materials	99.9	89.9

Inventories at cost	$697.3	$691.9

The current replacement cost of inventories exceeded the LIFO carrying cost in 2007 and 2006 by approximately $20.0 million and $19.0 million, respectively.

NOTE 11. Facilities

The components of facilities, at cost, are as follows:

	December 31,
(Dollars in millions)	2007	2006
Land	$18.4	$18.6
Buildings	359.0	312.0
Machinery and equipment	684.2	565.5
Improvements in progress	96.6	106.9

Gross facilities	1,158.2	1,003.0
Less: accumulated depreciation	325.2	244.3

Net facilities	$833.0	$758.7

Depreciation expense for owned assets and assets under capital leases for the years ended December 31, 2007, 2006 and 2005 was $87.5 million, $76.6 million and $70.7 million, respectively.

NOTE 12. Debt

On May 31, 2007, the Company replaced its primary bank credit agreement and various other 364-day credit facilities with two new credit agreements that provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion.

Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by Trane U.S. Inc. and unconditionally guaranteed by Trane Inc. and Trane International Inc.

Short-term—Short-term borrowings are available under credit facilities and overdraft lines. At December 31, 2007 and 2006, the Company had $28.5 million and $77.5 million, respectively, of such foreign or domestic short-term debt outstanding at average interest rates of 5.1 percent and 5.9 percent per annum, respectively. The Company also had $113.4 million of unused facilities as of December 31, 2007. The banks may revoke these facilities at any time. Additionally, there were $109.7 million of outstanding letters of credit issued by other banks.

Average short-term borrowings for 2007 and 2006 were $61 million and $85 million at weighted-average interest rates of 5.4 percent and 6.1 percent, respectively.

Long-term—The aggregate borrowings of up to $1.5 billion available under the two new credit agreements, as discussed above, are available to all borrowers as follows: (a) a five-year, $1 billion multi-currency revolving credit facility expiring in 2012 of which up to $250 million may be used for issuing letters of credit and up to $100 million for same-day, short-term borrowings and (b) a 364-day, $500 million multi-currency revolving credit facility of which up to $75 million can be used for same-day, short-term borrowings. The 364-day facility has an option to renew for an additional 364 days. The proceeds of subsequent borrowings under the new facilities can be used for working capital and for general corporate purposes. Each loan outstanding under these agreements are due at the end of each interest period (a maximum of 12 months). The Company may, however, concurrently borrow equivalent amounts subject to compliance with certain conditions contained in the agreements. Consequently, all borrowings under the credit agreement have been classified as long-term in prior years. At December 31, 2007, there were no borrowings outstanding under the credit agreement. In addition, the Company, through a foreign subsidiary, has a $50 million 364-day facility in place to support operations in Canada (the “Canadian Facility”).

Under the five-year facility, the Company pays a facility fee of .125 percent per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus a spread of ..425 percent for usage less than or at 50 percent and a spread of .475 percent for usage over 50 percent. The Company also pays a fee of .425 percent per annum plus issuance fees for letters of credit.

Under the 364-day facility, the Company pays a facility fee of .10 percent per annum. Borrowings thereunder bear interest generally at the LIBOR plus a spread of .45 percent for usage less than or at 50 percent and a spread of .50 percent for usage over 50 percent.

The LIBOR spreads for both the five-year facility and the 364-day facility are subject to adjustments should the Company’s debt ratings change. Under the primary credit agreements, the Company, Trane U.S. Inc. and Trane International Inc. guarantee the debt obligations.

At December 31, 2007, there were no borrowings outstanding under the five-year facility. Remaining availability under that facility at December 31, 2007, after reduction for $44.7 million of letters of credit usage, was $955.3 million. In addition, at December 31, 2007, there were no borrowings outstanding under the 364-day facility. The remaining availability under that facility at December 31, 2007 was $500.0 million. At December 31, 2007, there were $28.5 million of borrowings outstanding under the Canadian Facility reported as short-term debt. Remaining availability under that facility at December 31, 2007 was $21.5 million.

At December 31, 2007, the Company’s total indebtedness was $1,059.5 million, $28.5 million was considered short-term, and annual scheduled debt maturities were $343.8 million, $222.6 million, $263.0 million, $1.7 million and $0.3 million for the years 2008 through 2012, respectively and $199.6 million thereafter.

Effective January 30, 2008, the Company terminated its 364-day facility and expects to terminate the Canadian Facility by April 2008. The five-year facility will terminate upon completion of the Company’s merger with Ingersoll Rand.

Long-term debt is recorded at face amount, net of unamortized discount and the fair value of interest-rate swaps, and debt denominated in foreign currencies is reported at its U.S. dollar equivalent as follows:

	December 31,
(Dollars in millions)	2007	2006
Five-year credit agreement expiring 2012	$—	$410.3
7 3 /8% senior notes due 2008	318.4	318.4
8.25% senior notes due 2009	97.5	97.5
8.25% Sterling senior notes due 2009	119.5	117.0
7 5 /8% senior notes due 2010	261.1	261.0
5.50% senior notes due 2015	199.5	199.5
Other long-term debt	35.0	162.8

	1,031.0	1,566.5
Less current maturities	343.8	23.1

Total long-term debt	$687.2	$1,543.4

The U.S. Dollar equivalent of borrowings outstanding under the primary credit agreement and the Canadian Facility at December 31, 2007 and 2006 and the effective weighted-average interest rates were:

	December 31,
(Dollars in millions)	2007	2006
Loans at U.S. dollar equivalent at 4.61% in 2007; 4.46% in 2006	$28.5	$410.3

During 2001, the Company entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt on $225 million of the 7 3 /8 percent Senior Notes due 2008. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, the Company pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as a reduction/increase of the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair-value hedges of the underlying debt. The fair value of the swaps was $0.1 million and $0.4 million at December 31, 2007 and 2006, respectively, and is recorded in other long-term assets with a corresponding increase in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. As of December 31, 2007, the average effective interest rate on the $225 million of Senior Notes to which the swaps apply was approximately 6.7 percent. See Note 14—Financial Instruments, for additional information on the interest rate swaps.

On October 15, 2007, the Company entered into a cross currency swap to fix the foreign currency cash flow on its £60.0 million ($119.5 million at December 31, 2007 exchange rates) 8.25 percent senior notes due June 1, 2009 into the functional currency of the Company. All cash flow dates, including the maturity date on the swap contract match those of the underlying debt. Under the cross currency swap, the Company pays a fixed rate of 7.3825 percent on a notional amount of $122.6 million and receives a fixed rate of 8.25 percent on a notional amount of £60.0 million. The cross currency swap is designated as a cash flow hedge of the changes in the cash flow of the underlying debt resulting from exchange rate movements. The Sterling interest received on the swap is accrued and recorded as an offset to the Sterling interest expense accrued and recorded on the underlying debt. The U.S. dollar interest paid on the swap is accrued and recorded as interest expense. The fair value of the swap is measured quarterly and recorded in the balance sheet with an offsetting entry to other comprehensive income. An equal amount of other comprehensive income is reclassified to income to offset the effect of changes in spot rates when translating the hedged debt into U.S. dollars. The cash flow hedge is 100 percent effective and therefore there is no effect on current earnings. The fair value of the swap is ($3.2) million at December 31, 2007. See Note 14—Financial Instruments, for additional information on the cross currency swap.

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

NOTE 13. Capital Stock

The Company’s Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 560,000,000 shares of common stock, par value $0.01 per share and 2,000,000 shares of preferred stock, par value $0.01 per share, of which the Board of Directors designated 900,000 shares as a new series of Junior Participating Cumulative Preferred Stock. The Company has also adopted a Rights Agreement. Each outstanding share of common stock has associated with it one right to purchase a specified amount of Junior Participating Cumulative Preferred Stock at a stipulated price in certain circumstances relating to changes in the ownership of the common stock of the Company.

On February 7, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.16 per common share. The dividend will be paid on March 20, 2008, to shareholders of record on March 3, 2008. Under the merger agreement, the Company has agreed to coordinate with Ingersoll Rand regarding the declaration of any dividends with respect to its common stock to ensure that the shareholders of the Company will not receive more than one dividend, or fail to receive a dividend, for any single calendar quarter on their shares of Trane common stock (or Ingersoll Rand Class A common shares received in exchange therefor in the merger). The Company purchased 12,718,100 shares in 2007 for $458.2 million, 10,973,000 shares in 2006 for $450.0 million, 11,742,034 shares in 2005 for $500.0 million, and 43,460,000 shares in prior years for $888 million. On October 31, 2007 the Company’s Board of Directors approved an additional $750 million to purchase shares of the Company’s common stock in the open market. As of December 31, 2007, the unexpended authorizations under the Company’s current and prior share repurchase programs was $804.1 million. There have been no additional repurchases since September 28, 2007 and the Company is prohibited under the terms of the merger agreement with Ingersoll Rand from effecting further repurchases.

The Company issues stock options to employees in key positions who have the ability to impact business performance over time. The Company believes stock option awards promote the long-term success of the Company by aligning the interests of its leaders and other key employees with the interests of shareholders. In 2002 shareholders approved the Omnibus Incentive Plan (the “2002 Omnibus Plan”), effective January 1, 2002, under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and certain other incentive awards. The maximum number of shares or units that may be issued under the 2002 Omnibus Plan is 16,500,000. In May 2007, shareholders approved an amendment and two-year extension of the 2002 Omnibus Plan. Under the amended 2002 Omnibus Plan the number of shares that may be used for awards other than stock options or SARs was reduced from 2,475,000 to 1,000,000. The total of stock options and SARs that may be granted to any individual annually may not exceed 4,500,000 shares, and the number of restricted stock and restricted unit awards to any individual annually may not exceed 450,000 shares or units. At December 31, 2007, options to purchase a total of 8,455,219 shares were outstanding and there were 3,073,520 shares available for grant under the 2002 Omnibus Plan. The Company also has a 1995 Stock Incentive Plan (the “1995 Stock Plan”) under which similar awards were granted. At December 31, 2007, options to purchase a total of 5,584,113 shares were outstanding under the 1995 Stock Plan. The shares to be issued under the 1995 Stock Plan to satisfy outstanding options are expected to be from available treasury shares. No further awards will be made under the 1995 Stock Plan. Stock option awards granted under the 2002 Omnibus Plan and the 1995 Stock Plan generally vest ratably over three years on the anniversary date of the awards and are exercisable generally over a period of ten years. On February 5, 2007, awards in the form of options to purchase 1,564,419 shares were granted under the 2002 Omnibus Plan. Additional stock option awards for the purchase of 54,300 shares were granted on various dates during the remainder of 2007.

In 1997, shareholders approved the establishment of the ESPP commencing January 1, 1998. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each calendar quarter, through payroll deductions, at a discount of 15 percent from the market price, as quoted on the New York Stock Exchange on the last trading day of each calendar quarter. Annual purchases are limited to a maximum of $21,250 per employee. Shares purchased under the plan are deposited with a custodian and generally must be held for one year before they may be sold. The Company funds the plan as soon as practicable after the close of each quarter with either treasury shares or newly issued shares, at the Company’s discretion. Employees purchased 244,944 in 2007, 264,625 shares in 2006 and 232,009 shares in 2005 under this plan. In 2002, shareholders authorized an additional 1,500,000 shares for issuance under this plan.

On February 5, 2007, the Company issued 402,033 restricted stock units (“RSUs”) to certain employees. A summary of stock option and RSU activity for the year ended December 31, 2007 is as follows:

	Stock Options			Restricted Stock Units
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants	Shares Underlying Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2006	17,811,961	$25.77		50,927
Granted	1,618,719	37.24	10.29	402,033	$37.76
Exercised (options)/vested (RSUs)	(5,412,786)	18.79	3.63	(110,846)	35.38
Adjustment for WABCO distribution	204,017	—	—	16,686	—
Cancelled and forfeited	(182,579)	29.71	10.61	(31,799)	37.16

Outstanding December 31, 2007(1)	14,039,332	21.40		327,001

Exercisable at December 31, 2007(2)	10,539,885	17.87		—	—
Unvested at December 31 2007	3,499,447	32.00	9.86	327,001	36.42
Exercisable at December 31, 2006	10,789,959	21.42		—	—
Unvested at December 31, 2006	7,022,002	32.44	8.66	50,927	26.44

(1)	The aggregate intrinsic value of outstanding stock options and RSUs at December 31, 2007 is $355.4 million and $15.3 million, respectively. The weighted-average remaining contractual life of outstanding options at December 31, 2007 is 5.7 years.
(2)	The aggregate intrinsic value for stock options exercisable at December 31, 2007 is $303.9 million. The weighted-average remaining contractual life of stock options exercisable at December 31, 2007 is 5.2 years.

	Stock Options Year Ended December 31,			Restricted Stock Units Year Ended December 31,
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Intrinsic value of exercises	$173.0	$48.8	$47.2	N/A	N/A	N/A
Fair value of vested	$20.9	$25.1	$28.7	$4.0	—	—

The Company recognized a tax benefit of $60.8 million on options exercised during the year ended December 31, 2007. At December 31, 2007, there is $22.5 million of unrecognized compensation cost related to non-vested options granted that will be recognized over a weighted average vesting period of 1.37 years.

The fair value of the Company’s share-based payment awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Weighted average grant date fair value	$10.32	$9.80	$7.77
Risk-free interest rate	4.69%	4.52%	4.3%
Expected volatility	26.0%	26.0%	26.0%
Expected holding period	5 years	5 years	5 years
Expected forfeiture rate	4.0%	4.0%	4.0%
Dividend yield	1.62%	1.62%	1.4%

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

Following is a summary of shares issued or reacquired by the Company for the years ended December 31, 2007, 2006, and 2005.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2004	251,768,741	(36,820,753)	214,947,988
Shares issued upon exercise of stock options	—	1,884,882	1,884,882
Stock purchased for treasury	—	(11,742,034)	(11,742,034)
Shares issued to ESOP	—	1,494,965	1,494,965
Shares issued to ESPP	1,053	230,956	232,009
Other shares issued or (reacquired), net	—	(76,414)	(76,414)

Balance, December 31, 2005	251,769,794	(45,028,398)	206,741,396
Shares issued upon exercise of stock options	3,434	2,171,914	2,175,348
Stock purchased for treasury	—	(10,973,000)	(10,973,000)
Shares issued to ESOP	—	1,626,457	1,626,457
Shares issued to ESPP	—	264,625	264,625
Other shares issued or (reacquired), net	—	56,863	56,863

Balance, December 31, 2006	251,773,228	(51,881,539)	199,891,689
Shares issued upon exercise of stock options	3,566	5,479,992	5,483,558
Stock purchased for treasury	—	(12,718,100)	(12,718,100)
Shares issued to ESOP	—	1,539,587	1,539,587
Shares issued to ESPP	—	244,944	244,944
Other shares issued or (reacquired), net	—	22,552	22,552

Balance, December 31, 2007	251,776,794	(57,312,564)	194,464,230

The Company accounts for purchases of treasury stock under the cost method as defined in APB Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheet. When treasury shares are reissued, they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus.

NOTE 14. Financial Instruments

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

To manage the balance between floating interest rate debt and fixed interest rate debt, the Company has entered into interest rate swaps that effectively convert fixed-rate debt to variable-rate debt. The maturity date of these swap contracts coincides with the maturity date of the underlying debt. Under these interest rate swaps, the Company pays a specified variable interest rate and receives the fixed-rate applicable to the underlying debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the hedges is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the debt obligation. The change in fair values of the hedge instrument and the debt are recorded as equal and offsetting unrealized gains and losses. The existing fair value hedges are 100 percent effective and therefore there is no effect on current earnings from hedge ineffectiveness.

The Company has also entered into a cross currency swap to hedge foreign currency cash flow related to certain debt denominated in foreign currency, specifically its £60.0 million 8.25 percent senior notes due June 1, 2009. All cash flow dates, including the maturity date on the swap contract match those of the underlying debt. Under the cross currency swap, the Company pays a fixed rate of 7.3825 percent on a notional amount of $122.6 million and receives a fixed rate of 8.25 percent on a notional amount of £60.0 million. The cross currency swap is designated as a cash flow hedge of the changes in the cash flow of the underlying debt resulting from exchange rate movements. The Sterling interest received on the swap is accrued and recorded as an offset to the Sterling interest expense accrued and recorded on the underlying debt. The U.S. dollar interest paid on the swap is accrued and recorded as interest expense. The fair value of the swap is measured quarterly and recorded in the balance sheet with an offsetting entry to other comprehensive income. An equal amount of other comprehensive income is reclassified to income to offset the effect of changes in spot rates when translating the hedged debt into U.S. dollars. The cash flow hedge is 100 percent effective and therefore there is no effect on current earnings. See Note 12—Debt for additional information on the cross currency swap.

The notional amount and estimated fair value of the interest rate swaps, the cross currency swap and commodity-forward contracts at December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006
(Dollars in millions)	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swaps	$225	$0.1	$225	$0.4
Cross currency swap	$123	$(3.2)	N/A	N/A
Commodity-forward contracts	$—	$—	$105	$3

The fair value of interest rate swaps are reflected in long term assets and the cross currency swap is included in other liabilities in the accompanying Consolidated Balance Sheet. The fair market value of interest rate swaps and the cross currency swap is based on indicative market quotes obtained from major financial institutions.

The estimated fair value and carrying amounts of other financial instruments were:

	December 31, 2007		December 31, 2006
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement loans	$—	$—	$410	$410
7 3/8% senior notes due 2008	318	319	318	323
8.25% senior notes due 2009	98	102	98	103
8.25% Sterling senior notes due 2009	120	125	117	122
7 5/8% senior notes due 2010	261	280	261	273
5.50% senior notes due 2015	200	194	200	188
Other debt, including 364 day facilities	64	64	241	241

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

NOTE 15. Warranties, Guarantees, Commitments and Contingencies

Warranties

Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation for a period ranging from one to ten years generally, and for the lifetime of certain products. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. At least once every quarter, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight- line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $44.4 million, $42.0 million and $41.0 million for 2007, 2006 and 2005, respectively. Total warranty expense was $193.6 million, $146.4 million and $130.6 million for 2007, 2006 and 2005, respectively. The deferred revenue balance related to outstanding extended warranty contracts was $288.4 million and $262.9 million at December 31, 2007 and 2006, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three years ended December 31, 2007:

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Balance of basic warranty costs accrued and deferred income on extended warranty contracts, beginning of year	$412.6	$377.7	$347.4
Warranty costs accrued	135.0	106.8	86.6
Deferred income on extended warranty contracts sold	90.4	86.5	73.0
Warranty claims settled	(121.7)	(94.9)	(75.2)
Amortization of deferred income on extended warranty contracts	(65.5)	(63.5)	(55.3)
Increases (decreases) in warranty estimates made in prior years	14.2	(2.4)	3.0
foreign exchange translation effects	2.5	2.4	(1.8)

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of year	467.5	412.6	377.7
Current portion included in current liabilities	155.6	137.3	141.3

Long-term warranty liability	$311.9	$275.3	$236.4

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2007, are: $108.5 million in 2008; $84.7 million in 2009; $67.8 million in 2010; $55.2 million in 2011; $47.5 million in 2012; and $80.5 million thereafter, a total of $444.2 million. Net rental expense for all operating leases was $141.9 million, $129.8 million and $125.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $90.0 million extending from 2008 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2007 the Company has only experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly-owned subsidiary, Trane U.S. Inc. The Company, Trane U.S. Inc., and Trane International Inc. guarantee obligations under the primary bank credit agreement. See Note 12—Debt.

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

Litigation

In October 1999, in Haynes Trane Service Agency, Inc. and Frederick M. Haynes v. American Standard, Inc., d/b/a The Trane Company, in the United States District Court for the District of Colorado, verdicts were returned against the Company for a total of $18 million on the claim that it wrongfully terminated distribution agreements. On August 28, 2002, the appellate court ruled in favor of the Company and vacated the $18 million judgment. The appellate court also reinstated the Company’s counterclaims, including fraud, and remanded to the trial court limited portions of Haynes’ initial claims. On December 7, 2005, a jury in the United States District Court in Colorado returned a favorable verdict for the Company in its lawsuit alleging fraud by Haynes Trane Service Agency, Inc. (HTSA), a former distributor of the Company’s unitary air conditioning business. The jury also returned an advisory verdict recommending that the court award Fred Haynes $4.8 million, because the jurors concluded that the Company had wrongfully terminated an agency agreement with Mr. Haynes, the owner of HTSA, after discovering HTSA’s fraudulent activities in 1995. On October 25, 2006, the trial judge ruled that pursuant to equitable principles Mr. Haynes was not entitled to any portion of the jury’s advisory award and accordingly entered judgment in favor of the Company. On September 11, 2007, the trial court entered final judgment against Haynes and in favor of the Company on its fraud claim against HTSA in the amount of $4.75 million including pretrial interest. Haynes and HTSA filed notices of appeal on October 11, 2007, and the appeal is still pending.

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including the Company and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO Holdings Inc. (“WABCO”) as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), American Standard Europe BVBA renamed WABCO Europe BVBA (“ASE”), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. The Company and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. ASE and other former Company subsidiaries participated in the hearing. The Company, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (the “2006 Guidelines”) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the European Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to 10 percent of the parent company’s (i.e., the Company’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2008, the total liability could be approximately $1.1 billion based on the Company’s worldwide revenue in 2007, subject to a probable reduction for leniency of at least 20 percent provided ASE, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. The Company is confident in ASE’s ability to satisfy its obligations under the Indemnification Agreement because WABCO’s capital structure includes sufficient funds available under its credit facilities and only a minimal amount of debt at December 31, 2007.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the present. Because the Company has not been accused of any wrong- doing in this investigation, which is ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from it. The Company has cooperated fully with this investigation which has been dormant for over two years.

Also, in February 2005, the Company was named as a defendant in several lawsuits filed in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and certain of its competitors conspired to fix prices for fittings and fixtures in the U.S. The federal cases were subsequently consolidated, and in June 2005 the plaintiffs filed an amended complaint in the federal action alleging that the Company conspired to fix prices for fixtures in the U.S. The amended complaint deleted reference to fittings and identified a somewhat different group of alleged co-conspirators as co-defendants. On September 22, 2005, the Company filed a motion to dismiss the complaint in the federal action, which was argued before the trial court on January 26, 2006. The other defendants in the federal action also filed motions to dismiss. On January 24, 2007, the trial judge granted the defendants’ motion for entry of judgment in favor of the defendants, dismissing the consolidated amended complaint with prejudice, and on February 20, 2007, the plaintiffs filed a Notice of Appeal of the trial judge’s order. Oral arguments in the appeal were held on January 28, 2008. While the Company cannot predict the outcome of this appeal with certainty, the Company believes that the plaintiffs’ underlying claims in this lawsuit were entirely without merit.

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the Company and four of the Company’s subsidiaries. The complaint alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions Pte., by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit, therefore, a liability related to this matter has not been recorded. On October 23, 2007, the Company and two affiliates filed a Statement of Claim in the High Court of the Republic of Singapore against TSP. The Statement of Claim seeks declarations that none of the defendants has an interest in the distribution of Trane products, or any rights of any kind, arising out of the 1990 shareholder agreement and related agreements, as well as injunctions restraining the defendants from commencing and/or maintaining lawsuits in Singapore and elsewhere in relation to an interest in the distribution of Trane products, or rights of any kind, allegedly arising out of the 1990 shareholder agreement and related agreements. The grant of such an injunction would effectively prohibit TSP and Solutions Pte. from continuing to prosecute the Indonesian litigation.

The Company believes that the resolution of the litigation matters described above will not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company has not recorded a liability related to these matters.

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

Accounting for Asbestos-related Contingencies

The Company has retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted potential future asbestos-related claims through 2055, which is the consultant’s reasonable best estimate of the time it will take to resolve all of the Company’s asbestos-related claims. The liability estimate is calculated on a pre-tax basis, is not discounted for the time value of money, and excludes legal fees which are recorded as expense in the period incurred. Dr. Rabinovitz is an expert in performing complex calculations such as this. She has been involved in a number of asbestos-related valuations of current and future liabilities, and her valuation methodologies have been accepted by numerous courts.

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

•	an analysis of the Company’s pending cases, by type of injury claimed;

•	an analysis of the Company’s most recent five-year history to determine the average settlement value of claims, by type of injury claimed;

•	an adjustment for inflation in the future average settlement value of claims, at a 3 percent annual inflation rate; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

The Company’s total accrual for asbestos-related liabilities at December 31, 2007 and 2006 is $641.2 million and $665.8 million, respectively. The decrease of $24.6 million in 2007 was due primarily to claims payments made by the Company during the year.

Asbestos Claims Activity

From receipt of the first asbestos claim more than twenty years ago through December 31, 2007, the Company has resolved 61,002 (by settlement or dismissal) claims. The Company and its insurance carriers have paid settlements of approximately $109.0 million, which represents an average payment per resolved claim of $1,786. During 2007, 3,019 new claims were filed against the Company, 1,826 claims were dismissed and 740 claims were settled. At December 31, 2007, there are 105,023 open claims pending against the Company. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	2007	2006	2005	Cumulative Total
Open Claims—January 1,	104,570	113,730	118,381	N/A
New claims filed	3,019	4,440	10,972	173,654
Claims settled	(740)	(848)	(954)	(10,739)
Claims dismissed	(1,826)	(12,751)	(14,544)	(50,263)
Inactive claims	—	(1)	(125)	(7,629)

Open Claims—December 31	105,023	104,570	113,730	N/A

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. The Company engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time. During the mediation, the parties agreed to extensions of discovery deadlines and stays of discovery except for discovery necessary to facilitate the mediation process. The continued stay of discovery was confirmed by agreement at the most recent status conference with the court and the mediator, which took place on November 26, 2007.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94 percent of the recorded receivable. The remaining six percent of the recorded receivable relates to policies for which the Company has not sought resolution of coverage because such policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. At December 31, 2007, 92 percent of the insurance recovery receivables is with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected.

The Company estimates and records a receivable for amounts recoverable from its insurance carriers for asbestos claims that have been settled and paid, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company uses the estimated asbestos liability for pending and projected future claims calculated by HR&A. It also considers the amount of insurance available, gaps in coverage, applicable deductibles, allocation methodologies, solvency ratings and credit-worthiness of the insurers, the published dividend rates of insolvent insurers, amounts already recovered from insurers, and estimated annual legal fees. In addition, the Company and its advisors continually monitor the status of pending litigation that could impact the allocation of claims against the company’s various insurance policies. The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial, significantly exceeding the projected liability against the Company. However, limitations in that coverage, primarily due to gaps in coverage, deductibles associated with the policies, and settlements for less than the full coverage limits with carriers in insolvency proceedings and carriers with questionable credit-worthiness (“Gaps, Deductibles and Discounts”) are expected to result in the projected total liability to claimants and related expenses exceeding the probable insurance recovery.

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

•

the nature of the issues raised in the New Jersey Litigation, in which the insurer defenses have been primarily focused on which insurance company should pay, not whether the claims themselves are covered under the numerous policies. Disagreements among carriers concerning which one is responsible for which claim are not unique to the Company where, as here, the policy holder has multiple lines of coverage potentially available to it; and

•

the Company’s recent experience in managing asbestos-related claims and insurance recoveries and settlements of such claims. The Company continues to receive payments on its remaining primary coverage and has reached several settlements with excess carriers. The Company’s settlements in the NJ Litigation with various individual carriers and syndicates where the Company’s claims were the subject of litigation to date have reached approximately $103 million.

Asbestos Receivable

The total asbestos receivable is $342.9 million and $385.8 million at December 31, 2007 and 2006, respectively. The receivable decreased in 2007 primarily as a result of cash payments received from insurance companies of $55.5 million, partially offset by the recoverable portion of incurred legal expenses of $3.5 million and favorable settlements not yet recovered of $9.1 million.

Critical Accounting Assumptions

The amounts recorded by the Company for asbestos-related liability and insurance-related receivables rely on assumptions that are based on currently known facts and strategy. The Company’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims filed each year, the average cost of resolving claims, average annual defense costs, the resolution of coverage issues among insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of the state or federal tort reform legislation. The Company reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos-related liability and the related insurance receivable. The Company may also adjust these estimates based upon the outcome of court-ordered mediation referenced above and/or expected settlement discussions.

The Company does not believe that asbestos payment to claimants, net of insurance recoveries, will have a material adverse effect on its financial condition or liquidity in any particular year or in the aggregate.

Adjustments, if any, to the Company’s estimate of its recorded asbestos-related liability and/or insurance receivable could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded.

NOTE 16. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, respectively.

	2007	2006
Balance, beginning of year	$305.2	$305.3
Acquisitions	6.5	—
Dispositions	—	(1.0)
Foreign exchange translation	6.8	0.9

Balance, end of year	$318.5	$305.2

NOTE 17. Segment and Geographic Information

Segment Information

Trane is a global manufacturer of commercial and residential HVAC equipment, systems and controls. It also provides after-market parts to the HVAC industry, contracting for the installation and maintenance of commercial HVAC systems featuring its products, and service for its commercial products and those of other manufacturers. The Company’s operations are organized and managed as two divisions: Commercial Systems, a global business, and Residential Systems, a North American regional business, each reporting directly to the chief executive officer with discrete financial information. However, these divisions are not organized on a purely product-line basis. Commercial Systems manufactures and distributes, on a global basis, commercial applied and commercial unitary equipment, controls and building automation systems, after-market parts, including both commercial and residential parts, and outside North America, residential air conditioning products. Commercial Systems also installs and provides services for its products and those of other HVAC manufacturers. Residential Systems manufactures primarily residential HVAC products (air conditioners, furnaces, and related accessories and controls) and distributes both residential and commercial unitary products in North America.

Commercial and residential products may vary in size and capability, but provide the same basic function in a similar manner, are based upon the same general technology and are generally subject to the same regulations relating to refrigerants, energy conservation and safety. Both Commercial Systems and Residential Systems manufacture commercial unitary and residential units. Although the applied equipment is manufactured by commercial systems, may be more customized and take more time to manufacture than commercial unitary and residential units, the manufacturing processes utilized for all of this equipment are very similar in terms of the types of raw materials and components used in production. Both commercial and residential equipment is sold through independent distributors and directly to contractors or end-users. Applied equipment is primarily sold directly to contractors and unitary and residential equipment are sold directly to contractors, end users and to regional distributors. As a result of these overlaps, the gross margins of the Commercial Systems and Residential Systems divisions are similar and, in accordance with the aggregation criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for segment reporting purposes Commercial Systems and Residential Systems are aggregated into a single reportable segment.

Geographic Information

	Sales(1)			Long-Lived Assets (2)
	Year Ended December 31,			December 31,
(Dollars in millions)	2007	2006	2005	2007	2006
United States	$5,411.2	$4,962.9	$4,461.7	$1,044.4	$998.7
Europe	569.8	473.3	411.8	91.3	84.0
Other	1,468.6	1,321.9	1,141.2	166.2	133.6

	$7,449.6	$6,758.1	$6,014.7	$1,301.9	$1,216.3

(1)	Sales from external customers are classified by country of destination.
(2)	Long-lived assets are comprised of facilities, goodwill, and other intangible assets which are classified as other assets in the accompanying consolidated balance sheet.

NOTE 18. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100 percent-owned subsidiary, Trane U.S. Inc. Trane Inc. (the “Parent Company”) and Trane International Inc. fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate audited financial statements for Trane U.S. Inc., the Company has included the accompanying audited consolidating condensed financial information. Management believes that separate financial statements of Trane U.S. Inc. are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the years ended December 31, 2007, 2006 and 2005, and balance sheets as of December 31, 2007 and 2006 for the Parent Company, Trane U.S. Inc., Trane International Inc., and the subsidiaries of the Parent Company which are not subsidiaries of Trane U.S. Inc. or Trane International Inc. (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of Trane U.S. Inc. The equity method of accounting is used to reflect investments of the Parent Company in Trane U.S. Inc. and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2007

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$5,289.0	$2,456.1	$19.5	$(315.0)	$7,449.6
Cost of sales	—	3,750.0	1,881.7	22.6	(322.4)	5,331.9
Selling and administrative expenses	—	1,074.6	330.1	0.3	(4.8)	1,400.2

Operating income (loss)	—	464.4	244.3	(3.4)	12.2	717.5
Other (income) expense	—	30.6	(15.9)	(21.4)	12.2	5.5
Interest expense	—	100.3	9.3	—	—	109.6
Intercompany interest (income) expense	—	75.8	(75.8)	—	—	—

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	257.7	326.7	18.0	—	602.4
Income taxes	—	61.1	134.2	6.9	—	202.2
Equity in net income of consolidated subsidiaries	286.3	—	—	—	(286.3)	—

Income from continuing operations	286.3	196.6	192.5	11.1	(286.3)	400.2
Income (loss) from discontinued operations, net of income taxes	—	(249.0)	135.1	—	—	(113.9)

Net income (loss)	$286.3	$(52.4)	$327.6	$11.1	$(286.3)	$286.3

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2007

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2.2	$631.7	$265.1	$3.5	$—	$902.5
Accounts receivable	—	689.2	449.2	0.1	—	1,138.5
Inventories	—	500.8	196.5	—	—	697.3
Other current assets	—	260.8	52.4	0.9	—	314.1

Total current assets	2.2	2,082.5	963.2	4.5	—	3,052.4
Facilities	—	690.4	142.6	—	—	833.0
Goodwill	—	181.5	137.0	—	—	318.5
Investment in subsidiaries	3,051.9	—	—	—	(3,051.9)	—
Other long-term assets		898.4	(12.1)	7.1	—	893.4

Total assets	$3,054.1	$3,852.8	$1,230.7	$11.6	$(3,051.9)	$5,097.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable and current maturities of long-term debt	$—	$343.2	$29.1	$—	$—	$372.3
Other current liabilities	—	515.0	1,329.7	22.1		1,866.8

Total current liabilities	—	858.2	1,358.8	22.1	—	2,239.1
Long-term debt	—	686.5	0.7	—	—	687.2
Post-retirement benefits	—	289.8	21.7	—	—	311.5
Intercompany accounts	2,515.9	2,705.0	(4,980.9)	(240.0)	—	—
Other long-term liabilities	—	1,096.6	42.0	182.7	—	1,321.3

Total liabilities	2,515.9	5,636.1	(3,557.7)	(35.2)	—	4,559.1
Total shareholders’ equity (deficit)	538.2	(1,783.3)	4,788.4	46.8	(3,051.9)	538.2

Total liabilities and shareholders’ equity (deficit)	$3,054.1	$3,852.8	$1,230.7	$11.6	$(3,051.9)	$5,097.3

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2006

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$4,829.8	$2,329.7	$16.6	$(418.0)	$6,758.1
Cost of sales	—	3,300.6	1,865.9	18.8	(389.2)	4,796.1
Selling and administrative expenses	—	1,009.7	306.3	0.2	(4.2)	1,312.0

Operating income (loss)	—	519.5	157.5	(2.4)	(24.6)	650.0
Other (income) expense	—	106.9	(78.2)	(12.3)	(24.6)	(8.2)
Interest expense	—	103.6	11.0	—	—	114.6
Intercompany interest (income) expense	—	52.8	(52.8)	—	—	—

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	256.2	277.5	9.9	—	543.6
Income taxes	—	151.2	4.4	2.1	—	157.7
Equity in net income of consolidated subsidiaries	541.0	—	—	—	(541.0)	—

Income from continuing operations	541.0	105.0	273.1	7.8	(541.0)	385.9
Income from discontinued operations, net of income taxes	—	39.8	115.3	—	—	155.1

Net income	$541.0	$144.8	$388.4	$7.8	$(541.0)	$541.0

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2006

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.5	$5.2	$224.2	$3.0	$—	$232.9
Accounts receivable	—	568.0	338.9	23.4	—	930.3
Inventories	—	513.3	178.6	—	—	691.9
Other current assets	—	292.9	91.1	5.9	—	389.9
Assets of discontinued operations	—	256.7	3,140.4	—	—	3,397.1

Total current assets	0.5	1,636.1	3,973.2	32.3	—	5,642.1
Facilities	—	646.2	112.5	—	—	758.7
Goodwill	—	175.0	130.2	—	—	305.2
Investment in subsidiaries	2,981.9	—	—	—	(2,981.9)	—
Other long-term assets	—	686.7	20.4	9.4	—	716.5

Total assets	$2,982.4	$3,144.0	$4,236.3	$41.7	$(2,981.9)	$7,422.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable and current maturities of long-term debt	$—	$86.2	$14.4	$—	$—	$100.6
Other current liabilities	—	653.3	853.8	20.3	—	1,527.4
Liabilities of discontinued operations	—	91.1	1,692.2	—	—	1,783.3

Total current liabilities	—	830.6	2,560.4	20.3	—	3,411.3
Long-term debt	—	1,441.0	102.4	—	—	1,543.4
Post-retirement benefits	—	343.2	(8.4)	—	—	334.8
Intercompany accounts	2,058.9	34.7	(1,186.6)	(200.5)	(706.5)	—
Intercompany accounts—discontinued operations	—	12.7	(719.2)	—	706.5	—
Other long-term liabilities	—	960.7	59.5	189.3	—	1,209.5

Total liabilities	2,058.9	3,622.9	808.1	9.1	—	6,499.0
Total shareholders’ equity (deficit)	923.5	(478.9)	3,428.2	32.6	(2,981.9)	923.5

Total liabilities and shareholders’ equity (deficit)	$2,982.4	$3,144.0	$4,236.3	$41.7	$(2,981.9)	$7,422.5

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$4,334.6	$2,077.9	$13.7	$(411.5)	$6,014.7
Cost of sales	—	3,009.9	1,694.6	15.7	(411.3)	4,308.9
Selling and administrative expenses	—	908.2	286.3	0.4	(3.7)	1,191.2

Operating income (loss)	—	416.5	97.0	(2.4)	3.5	514.6
Other (income) expense	—	80.1	(90.4)	(6.7)	3.5	(13.5)
Interest expense	—	111.3	2.0	—	—	113.3
Intercompany interest (income) expense	—	16.1	(16.1)	—	—	—

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	209.0	201.5	4.3	—	414.8
Income taxes	—	74.8	19.3	1.5	—	95.6
Equity in net income of consolidated subsidiaries	556.3	—	—	—	(556.3)

Income from continuing operations	556.3	134.2	182.2	2.8	(556.3)	319.2
Income from discontinued operations, net of income taxes	—	31.8	205.3	—	—	237.1

Net income	$556.3	$166.0	$387.5	$2.8	$(556.3)	$556.3

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2007

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Consolidated Total
Net cash provided (used) by operating activities	$—	$637.4	$(552.0)	$194.3	$279.7
Net cash provided by investing activities	—	1,433.2	79.2	—	1,512.4
Net cash provided (used) by financing activities	1.7	(1,523.0)	512.9	(193.8)	(1,202.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	18.8	—	18.8

Net increase in cash and cash equivalents	1.7	547.6	58.9	0.5	608.7
Cash and cash equivalents at beginning of year	0.5	8.9	281.4	3.0	293.8

Cash and cash equivalents at end of year	$2.2	$556.5	$340.3	$3.5	$902.5

FOR THE YEAR ENDED DECEMBER 31, 2006

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Consolidated Total
Net cash provided by operating activities	$—	$47.4	$620.9	$38.0	$706.3
Net cash used by investing activities	—	(144.5)	(91.2)	—	(235.7)
Net cash provided (used) by financing activities	0.4	(35.7)	(508.6)	(37.6)	(581.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	14.0	—	14.0

Net increase (decrease) in cash and cash equivalents	0.4	(132.8)	35.1	0.4	(96.9)
Cash and cash equivalents at beginning of year	0.1	141.7	246.3	2.6	390.7

Cash and cash equivalents at end of year	$0.5	$8.9	$281.4	$3.0	$293.8

Cash reported in discontinued operations	$—	$3.7	$57.2	$—	$60.9

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Consolidated Total
Net cash provided by operating activities	$—	$197.9	$566.6	$55.9	$820.4
Net cash used by investing activities	—	(141.8)	(181.5)	—	(323.3)
Net cash provided (used) by financing activities	—	94.0	(368.1)	(56.1)	(330.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.6)	—	(5.6)

Net increase (decrease) in cash and cash equivalents	—	150.1	11.4	(0.2)	161.3
Cash and cash equivalents at beginning of year	0.1	(8.4)	234.9	2.8	229.4

Cash and cash equivalents at end of year	$0.1	$141.7	$246.3	$2.6	$390.7

Cash reported in discontinued operations	$—	$3.7	$68.2	$—	$71.9

Quarterly Data (Unaudited)

Year 2007

(Dollars in millions, except per share data)	First(a)	Second(a)	Third(a)	Fourth(a)
Sales	$1,607.5	$2,037.7	$1,982.0	$1,822.4
Cost of sales	1,151.3	1,432.8	1,403.9	1,343.9
Income from continuing operations before income taxes	91.7	227.2	194.5	89.0
Income taxes	34.5	76.0	65.3	26.4

Income from continuing operations applicable to common shares	57.2	151.2	129.2	62.6
Income (loss) from discontinued operations, net of income taxes	116.1	24.8	(67.3)	(187.5)

Net income	$173.3	$176.0	$61.9	$(124.9)

Net income per common share:
Basic:
Income from continuing operations	$0.29	$0.75	$0.65	$0.32
Income (loss) from discontinued operations	$0.57	$0.12	$(0.34)	$(0.97)
Net income	$0.86	$0.87	$0.31	$(0.65)
Diluted:
Income from continuing operations	$0.28	$0.73	$0.63	$0.32
Income (loss) from discontinued operations	$0.56	$0.11	$(0.33)	$(0.95)
Net income	$0.84	$0.84	$0.30	$(0.63)
Average number of common shares:
Basic	200.6	202.8	199.5	193.2
Diluted	206.2	208.4	204.5	198.0

Year 2006 (Unaudited)

(Dollars in millions, except per share data)	First (b)	Second (b)	Third (b)	Fourth (b)
Sales	$1,463.4	$1,858.5	$1,840.0	$1,596.2
Cost of sales	1,054.4	1,292.6	1,304.1	1,145.0
Income from continuing operations before income taxes	62.4	205.0	178.8	97.4
Income taxes	20.0	59.0	55.7	23.0

Income from continuing operations applicable to common shares	42.4	146.0	123.1	74.4
Income from discontinued operations, net of income taxes	41.7	45.7	27.8	39.9

Net income	$84.1	$191.7	$150.9	$114.3

Net income per common share:
Basic:
Income from continuing operations	$0.21	$0.72	$0.62	$0.37
Income from discontinued operations	$0.20	$0.23	$0.14	$0.20
Net income	$0.41	$0.95	$0.76	$0.57
Diluted:
Income from continuing operations	$0.20	$0.71	$0.60	$0.36
Income from discontinued operations	$0.20	$0.22	$0.14	$0.20
Net income	$0.40	$0.93	$0.74	$0.56
Average number of common shares:
Basic	205.1	202.4	199.8	199.5
Diluted	209.6	207.1	204.2	204.4

(a) The Company completed the spinoff of its Vehicle Control Systems business on July 31, 2007 and completed the sale of its Bath and Kitchen business on October 31, 2007. Accordingly, the Vehicle Control

Systems and Bath and Kitchen businesses have been reported as discontinued operation for all periods presented. Income from discontinued operations in the first quarter of 2007 includes a gain of $56.8 million ($80.8 million before tax) related to the sale of the Armitage Venesta business of Bath and Kitchen. Income from discontinued operations in the fourth quarter of 2007 includes a loss of $190.1 million ($53.1 million before tax) related to the sale of Bath and Kitchen.

(b) The first quarter of 2007 includes operational consolidation expenses of $0.3 million ($0.2 million after tax); the second quarter of 2007 includes operational consolidation expenses of $0.9 million ($0.5 million after tax); the third quarter of 2007 includes operational consolidation expenses of $1.3 million ($1.0 million after tax) and the fourth quarter of 2007 includes operational consolidation expenses of $0.1 million ($0.3 million after tax. Income taxes in the first quarter included $1.2 million ($.01 per diluted share) of tax expense from tax items; income taxes in the second quarter of 2007 included $1.7 million ($.01 per diluted share) of tax benefits primarily associated with foreign audit settlements and the expiration of statute of limitations; income taxes in the third quarter of 2007 included tax costs of $1.9 ($.01 per diluted share) million, which included adjustments of the 2006 tax provision to the final filed tax return and income taxes in the fourth quarter included $5.9 million ($.03 per diluted share) of tax benefits primarily related to foreign audit settlements.

(c) The first quarter of 2006 includes operational consolidation expenses of $0.6 million ($0.4 million after tax); the second quarter of 2006 includes a benefit from operational consolidation expenses of $0.5 million ($0.4 million after tax); the third quarter of 2006 includes operational consolidation expenses of $0.5 million ($0.4 million after tax) and the fourth quarter of 2006 includes operational consolidation expenses of $1.5 million ($1.0 million after tax). Income taxes in the first quarter of 2006 included net tax expense of $0.1 million from miscellaneous tax items; income taxes in the second quarter of 2006 included a tax benefit of $6.5 million which primarily related to the reduction of a tax contingency as a result of an expiring statute of limitations in a jurisdiction outside of the United States; income taxes in the third quarter of 2006 included $1.4 million of tax benefits primarily related to adjustments to the 2005 tax provision to agree to the final tax return and income taxes in the fourth quarter included $12.1 million of benefits primarily related to adjustments related to tax contingencies and valuation allowances. The fourth quarter of 2006 includes a $15.4 million gain associated with the sale of assets and income taxes include $5.1 million of taxes associated with the sale.

The sum of each line for the four quarters does not necessarily equal the amount reported for the full year because of rounding and, for per share amounts, because of the effect of averaging the shares used in the calculation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Trane Inc.

February 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trane Inc.

We have audited Trane Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trane Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Trane Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Trane Inc. and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 14, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following table sets forth certain information as of January 2, 2008 with respect to each person who is an executive officer of the Company:

Name	Age	Position with Company
Frederic M. Poses	65	Chairman and Chief Executive Officer
Brad M. Cerepak	48	Vice President and Controller
Lawrence B. Costello	60	Senior Vice President, Human Resources
G. Peter D’Aloia	63	Senior Vice President and Chief Financial Officer
Mary Elizabeth Gustafsson	48	Senior Vice President, General Counsel and Secretary
W. Craig Kissel	56	Senior Vice President, and President, Trane Commercial Systems
David S. Kuhl	47	Vice President and Treasurer
David R. Pannier	57	Vice President, and President, Residential Systems
Edward Schlesinger	40	Vice President and General Auditor

Each officer of the Company is appointed by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her appointment or such officer’s earlier resignation or removal.

Set forth below is the principal occupation of each of the executive officers named above during the past five years.

Mr. Poses was elected as a Director in October 1999 and as Chairman and Chief Executive Officer effective January 1, 2000. Prior to assuming that position, Mr. Poses was President and Chief Operating Officer at AlliedSignal Inc. (now known as Honeywell International). Previously, he was President of AlliedSignal’s Engineered Materials sector from 1988 to 1998 and served as a Director of that company from 1997 until 1999. Mr. Poses is a Director of Centex Corporation, Tyco Electronics Ltd. and Raytheon Company.

Mr. Cerepak was elected Vice President and Controller in August 2005. He joined the Company in 2003 as Vice President and Chief Financial Officer for Bath and Kitchen. Prior to that, he spent nine years with AlliedSignal, Honeywell International’s predecessor, where he held several finance leadership positions. From 2001 through 2003, he served as the Vice President and Chief Financial Officer for Honeywell’s Automation and Control Solutions business. From 1995 to 2001, he held various finance leadership positions for AlliedSignal’s Consumer Products Group, Automotive Group and Friction Materials Group.

Mr. Costello was elected Senior Vice President, Human Resources, effective June 2000. From April 1994 until that date, he served in various capacities at Campbell Soup Company, including Senior Vice President, Global Human Resources.

Mr. D’Aloia was elected Senior Vice President and Chief Financial Officer effective February 2000. Prior to that, he was employed by AlliedSignal Inc., most recently serving as Vice President-Business Development. He spent 27 years with AlliedSignal Inc. in diverse management positions, including Vice President-Taxes, Vice President and Treasurer, Vice President and Controller, and Vice President and Chief Financial Officer for the Engineered Materials sector. Mr. D’Aloia is a Director of AirTran Airways, FMC Corporation and WABCO Holdings Inc.

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

DIRECTORS

Class I Directors

Jared L. Cohon—Age 60

Director since October 1999

Dr. Cohon was elected president of Carnegie Mellon University in 1997 and was also appointed Professor of Civil and Environmental Engineering and Professor of Engineering and Public Policy. Prior to joining Carnegie Mellon, Dr. Cohon was Dean and Professor of Environmental Systems Analysis in the School of Forestry and Environmental Studies at Yale University. Previously, he was a professor of Geography and Environmental Engineering at Johns Hopkins University, where he also served as Vice Provost for Research from 1986 to 1992, Associate Dean of Engineering from 1983 to 1986, and Assistant Dean of Engineering from 1981 to 1983. In 2002, President George W. Bush appointed Dr. Cohon to serve on his Homeland Security Advisory Council. In 2006, Dr. Cohon was appointed chair of the Secure Borders and Open Doors Advisory Committee, a subcommittee of the Homeland Security Advisory Council.

Paul J. Curlander—Age 55

Director since August 2004

Mr. Curlander has been chairman and chief executive officer of Lexmark International, Inc., a spinoff of IBM, since April 1999, after serving as president and chief executive officer since May 1998. He joined Lexmark when it was formed in 1991 as the director for printers with responsibility for worldwide printer development and manufacturing, and subsequently held increasingly responsible positions within the company. His senior leadership positions included vice president and general manager for Lexmark’s printer business, executive vice president with responsibility for overseeing all Lexmark divisions, and president and chief operating officer. Prior to joining Lexmark, he spent 17 years with IBM in various product development and management positions.

Frederic M. Poses—Age 65

Director since October 1999

Mr. Poses has been chairman and chief executive officer of the Company since January 2000. Prior to assuming that position, Mr. Poses was president and chief operating officer at AlliedSignal Inc. Previously, he was president of AlliedSignal’s Engineered Materials from 1988 to 1998 and served as director of that company from 1997 until 1999. Mr. Poses is a director of Centex Corporation, Tyco Electronics Ltd. and Raytheon Company.

Class II Directors

Kirk S. Hachigian—Age 48

Director since July 2005

Mr. Hachigian is the chairman, president and chief executive officer of Cooper Industries, Ltd., a global manufacturer of electrical products and tools. In February 2006, he was elected chairman. He was named chief executive officer in May 2005, following his appointment as president in August 2004. Mr. Hachigian joined Cooper Industries in 2001 as executive vice president of operations and assumed responsibility for the company’s Electrical Products businesses in June 2003. In November 2003 he was appointed chief operating officer. Prior to joining Cooper Industries, Mr. Hachigian was president and chief executive officer of the Asia Pacific Operations unit of GE Lighting from 1997 to 2001.

Edward E. Hagenlocker—Age 68

Director since March 2001

Mr. Hagenlocker was vice chairman of Ford Motor Company from 1996 until he retired in 1999 and was chairman of Visteon Automotive Systems from 1997 to 1999. He served as president of Ford Automotive Operations from 1994 to 1996 and as chairman of Ford of Europe in 1996. Mr. Hagenlocker is a director of Air Products and Chemicals, Inc., Alcatel-Lucent, Inc. and AmeriSourceBergen Corporation.

Dale F. Morrison—Age 59

Director since July 2005

Mr. Morrison has been president and chief executive officer of McCain Foods Limited, a global producer and marketer of frozen foods, since June 2004. Prior to joining McCain Foods, he was an operating partner with Fenway Partners, a New York private equity firm, from 2001 until 2003. Mr. Morrison was chairman and chief executive officer of Ci4net Inc. from 2000 to 2001. Prior to joining Ci4net Inc., Mr. Morrison served as president and chief executive officer of The Campbell Soup Company from 1997 to 2000. Mr. Morrison is a director of McCain Foods Limited.

Class III Directors

Steven E. Anderson—Age 65

Director since September 1994

Mr. Anderson serves as an international consultant and trainer to global companies in matters of senior leadership development since 1994. Mr. Anderson served as National Partner-in-Charge-Industries of KPMG LLP and as a member of that firm’s Management Committee from November 1990 until he retired in 1994. He became a partner of the firm in 1977, having joined in 1967. His responsibilities at KPMG LLP included Partner-in-Charge of the Boston Audit Department and Managing Partner of the Seattle office.

Steven F. Goldstone—Age 62

Director since October 2002

Mr. Goldstone currently manages Silver Spring Group, a private investment firm, since 2000. From 1995 until his retirement in 2000, Mr. Goldstone was chairman and chief executive officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at the Davis Polk & Wardwell law firm in New York City. He is chairman of the board of ConAgra Foods, Inc. and a director of Greenhill & Co., Merck & Co., Inc., New Castle Hotels and Retail DNA, Inc.

Ruth Ann Marshall—Age 53

Director since October 2003

Ms. Marshall was the president of the Americas, MasterCard International from October 1999 until her retirement in June 2006. Before joining MasterCard in October 1999, Ms. Marshall served as group executive president of two Electronic Payment Service (EPS) companies, MAC Regional Network and Buypass Corporation, a leading third party processor. She subsequently became senior executive vice president of Concord EFS, where she oversaw marketing, account management, customer service, and product development for the combined companies. Previously, Ms. Marshall spent 18 years at IBM in various managerial and executive assignments. She is a director of Global Payments Inc. and ConAgra Foods, Inc.

Board Matters and Committee Membership

Our business, property and affairs are managed under the direction of our Board of Directors. Members of our Board are kept informed of our business through discussions with our Chairman and Chief Executive Officer and other officers and employees, by reviewing materials provided to them during visits to our offices and plants and by participating in meetings of the Board and its committees.

The Board of Directors held 16 meetings in 2007. The standing committees of the Board of Directors are the Audit Committee, the Corporate Governance and Nominating Committee (“CGNC”) and the Management Development and Compensation Committee (“MDC”). All directors attended at least 75 percent of the combined total number of meetings of the Board of Directors and the Board committees on which they served during 2007. Our non-management directors meet without the Chief Executive Officer present at the end of each Board meeting.

The table below provides committee assignments and 2007 meeting information for each of the Board committees:

Name	Audit		Corporate Governance and Nominating		Management Development and Compensation
Steven E. Anderson	X	*
Jared L. Cohon			X		X
Paul J. Curlander	X
Steven F. Goldstone			X		X	*
Kirk S. Hachigian	X
Edward E. Hagenlocker	X		X	*
Ruth Ann Marshall					X
Dale F. Morrison					X
2007 Meetings	12		4		7

*	Indicates Committee Chair

Committees of the Board

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Each member of the Audit Committee is independent as defined by the NYSE listing standards and the Company’s independence standards. The committee’s responsibilities, as set forth in its charter, include:

•	reviewing the scope of internal and independent audits; reviewing the Company’s quarterly and annual financial statements and annual report on Form 10-K;

•	reviewing the adequacy of management’s implementation of internal controls;

•	reviewing the Company’s accounting policies and procedures and significant changes in accounting policies;

•	appointing the independent public accountants and reviewing their independence and performance and the reasonableness of their fees; and

•

reviewing compliance with the Company’s Code of Conduct and Ethics, major litigation, compliance with environmental standards and the Company’s independence standards and the investment performance and funding of the Company’s retirement plans.

The Board of Directors has determined that Steven E. Anderson, chair of the Audit Committee, is an audit committee financial expert as defined by the Securities and Exchange Commission (“SEC”). In addition, the Board has determined that each Audit Committee member is financially literate as defined by the NYSE.

Corporate Governance and Nominating Committee

Each member of the CGNC is independent as defined by the NYSE listing standards and the Company’s independence standards. The committee’s responsibilities, as set forth in its charter, include:

•

identifying individuals qualified to become members of the Board and recommending to the Board director nominees to be presented at the annual meeting of shareholders as well as nominees to fill vacancies on the Board;

•	recommending Board committee memberships, including committee chairs;

•	considering and making recommendations concerning director nominees proposed by shareholders;

•	developing and recommending to the Board corporate governance principles for the Company and processes for Board evaluations; and

•	reviewing and making recommendations concerning compensation of directors.

Management Development and Compensation Committee

Each member of the Management Development and Compensation Committee (“MDC”) is independent as defined by the NYSE listing standards and the Company’s independence standards. The committee’s responsibilities, as set forth in its charter, include:

•

reviewing and making recommendations concerning officers’ salaries and employee benefits and executive compensation plans of the Company and administering certain of those plans, including the Company’s incentive compensation and stock incentive plans;

•

reviewing and approving performance goals and objectives for all elected officers of the Company, including the chief executive officer, evaluating performance against objectives and based on its evaluation, approving all officers’ base and incentive compensation; and

•	evaluating executive succession plans, the quality of management, and leadership and management development.

For a more complete description of the Committee’s responsibility in determining executive compensation, see “Management Development and Compensation Committee Matters” in this Annual Report on Form 10-K.

CORPORATE GOVERNANCE

Available Information

The Company’s web site is www.trane.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the web site. During the period covered by this report, the Company posted its periodic reports on Forms 10-K and 10-Q and its current reports on Form 8-K and any amendments to those documents to its web site as soon as reasonably practicable after those reports were filed or furnished electronically with the SEC. The Company will continue to post to its web site such reports and amendments to those reports as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain executive officers, and persons who own more than 10 percent of the outstanding common stock to file reports of ownership and changes in ownership with the SEC and the NYSE. The SEC regulations require the Company to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. The Company believes that all Section 16(a) filing requirements were met.

Code of Conduct and Ethics

The Company’s Code of Conduct and Ethics, which applies to all employees, including all executive officers and senior financial officers (including the Chief Financial Officer and the Controller) and directors, is posted on its web site www.trane.com. The Code of Conduct and Ethics is compliant with Item 406 of SEC Regulation S-K and the NYSE corporate governance listing standards. Any changes to the Code of Conduct and Ethics that affect the provisions required by Item 406 of Regulation S-K will also be disclosed on the web site.

Any waivers of the Code of Conduct and Ethics for our executive officers, directors or senior financial officers must be approved by the Company’s Audit Committee and those waivers, if any are ever granted, would be disclosed on our web site under the caption “Exemptions to the Code of Conduct and Ethics.” There have been no waivers to the Code of Conduct and Ethics.

Designation of, and Communication with, the Company’s Board of Directors through its Presiding Director

The Board of Directors has designated the chair of the Corporate Governance and Nominating Committee, currently Mr. Hagenlocker, as the “presiding director” for its executive sessions of the non-management directors. Shareholders or other interested parties wishing to communicate with our Board of Directors can call 1-800-963-6414 in the United States or 1-503-352-7923 outside of the United States and request to leave a message for the presiding director. This reporting service is staffed by a third-party provider who will deliver your message to the presiding director. You may also contact the presiding director by writing to: Presiding Director, c/o Trane Inc., One Centennial Avenue, Piscataway, New Jersey 08855. Regardless of the method you use, your message will not be screened or edited before it is delivered to the presiding director. The presiding director will determine whether to relay your message to other Board members.

Availability of Corporate Governance Principles and Board of Director Committee Charters

The Board of Directors has adopted charters for its Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. The Board has also adopted Corporate Governance Principles, which include the Company’s Definition of Director Independence. The Corporate Governance Principles, the Code of Conduct and Ethics referenced above, and each of the charters are available on the Company’s web site. These materials, together with the Code of Conduct and Ethics referenced above, are available in print to any shareholder who requests them in writing by contacting the Secretary of the Company at One Centennial Avenue, Piscataway, New Jersey 08855.

New York Stock Exchange Annual Chief Executive Officer Certification

The Company’s Chief Executive Officer submitted to the NYSE Annual CEO Certification as to the Company’s compliance with the NYSE’s corporate governance listing standards to the NYSE on May 11, 2007.

Sarbanes-Oxley Act Section 302 Certifications

The certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

MANAGEMENT DEVELOPMENT AND

COMPENSATION COMMITTEE MATTERS

The MDC has responsibility for the compensation of the Company’s executive officers, including the chief executive officer, and the administration of the Company’s executive compensation and benefit plans. It also has responsibility for the development of the management succession and leadership capability planning process. The MDC also has sole authority to retain or replace outside counsel, compensation and benefits consultants or other experts to provide it with independent advice, including the authority to review the fees payable and any other terms of retention.

All actions regarding executive officer compensation require MDC approval. The MDC completes a comprehensive review of all elements of compensation annually, typically at its December meeting. Tally sheets, which include all cash compensation, value of outstanding equity, retirement benefits, deferred compensation and perquisites, are used to analyze the aggregate value of all components of each executive officer’s compensation. The MDC also requests its independent compensation consultant, Frederic W. Cook & Co., to complete a study on the competitiveness and appropriateness of the Company’s annual and long-term programs for the Company’s executive officers, including the officers named in the Summary Compensation Table below (the “Named Officers”). If it is determined that any changes to any executive officer’s total compensation are necessary or appropriate, the MDC reviews the tally sheet to fully understand the impact on all elements of the compensation package, and obtains such input from its independent compensation consultant as it determines to be necessary or appropriate.

All compensation decisions with respect to executives other than the chief executive officer are determined in discussion with, and frequently based upon the recommendation of, the chief executive officer. The MDC makes all determinations with respect to the compensation of the chief executive officer, including, but not limited to establishing any performance objectives and criteria related to the payment of his compensation, and determining the extent to which such objectives have been achieved, obtaining such input from its independent compensation consultant and other independent advisors as it deems necessary or appropriate.

As part of its responsibility to administer the Company’s executive compensation plans and programs, the MDC annually, usually at its first meeting of the calendar year, establishes the parameters of the annual and long-term incentive compensation awards, including establishing the performance goals relative to the Company’s performance that will be applicable to such awards and the similar awards for the Company’s other senior executives. The MDC also reviews the Company’s performance against the objectives established for awards payable in respect of performance periods ending as of the prior calendar year, and certifies the extent, if any, to which such objectives have been obtained, and the amounts payable to each of the Company’s executive officers in respect of such achievement. The MDC also determines the appropriate level and type of awards, if any, to be granted to each of the Company’s executive officers pursuant to the Company’s 2002 Omnibus Incentive Plan (the “Omnibus Plan”), and approves the total annual grants to other key employees. The MDC also establishes the framework for off-cycle awards under such plan to other key employees, to be granted in accordance with a delegation of authority to the appropriate members of the Company’s corporate human resources function.

The MDC reviews, and has the authority to recommend to the Board of Directors for adoption, any new executive compensation or benefit plans that are determined to be appropriate for adoption by the Company, including those that are not otherwise subject to the approval of the Company’s shareholders. It reviews, and has the authority to approve, any contracts or other transactions with current or former elected officers of the Company subject, in the case of the chief executive officer, to ratification by the independent directors of the Board. In connection with the review of any such proposed plan or contract, the MDC will seek from its independent compensation consultant and its other independent advisors such advice, counsel and information as it shall determine to be appropriate in the conduct of such review. The MDC will direct the independent compensation consultant as to the information it requires in connection with any such review, including data regarding competitive practices among the companies to which the Company generally compares itself for compensation purposes.

Each year, the MDC reviews the Company’s leadership talent development program to ensure alignment with business strategies and operating plans. The Board of Directors annually reviews the results of the leadership capability and succession process with a focus on the Chairman and Chief Executive Officer and the top business and functional leaders. The MDC also monitors an emergency succession plan in the event that one or more executive officers are unexpectedly unable to fulfill his or her duties.

REPORT OF THE MANAGEMENT DEVELOPMENT

AND COMPENSATION COMMITTEE

The Management Development and Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K. Based on that review and discussion, the members of the Management Development and Compensation Committee identified below recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Management Development

and Compensation Committee

Steven F. Goldstone, Chair

Jared L. Cohon

Ruth Ann Marshall

Dale F. Morrison

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Trane’s executive compensation programs are designed to deliver competitive total compensation upon achievement of performance objectives consistent with our strategy to attract, motivate, develop and retain world-class leaders who will drive the creation of shareholder value. The MDC reviews and administers the Company’s compensation and benefit programs for executive officers. In determining total compensation, the MDC considers the following key objectives and attributes:

Performance based—Most components of compensation are linked to performance. Incentive awards are tied to overall Company, operating unit, and individual results against goals which provide for significant differentiation for the highest and lowest performers. Merit increases are tied to individual performance against goals.

Shareholder alignment—Compensation programs are designed to maximize shareholder value. Equity awards closely align the interests of executives with the long-term interests of our shareholders.

Significant risk—Total variable compensation represents the greatest portion of the executive officers’ compensation (approximately 55-80 percent) and provides substantial downside risk and upside potential correlated to achievement of the Company’s financial and strategic initiatives. For the Named Officers, total variable compensation represents approximately 75-90 percent of their compensation.

Balance of short and long-term objectives—The sustained success of the Company requires an adequate balance between short-term and long-term goals. Short-term incentives represent approximately 15-30 percent of the total variable compensation, and long-term incentives represent 70-85 percent of the total variable compensation of our executive officers. For the Named Officers, short-term incentives represent approximately 15-20 percent of their total variable compensation, and long-term incentives represent approximately 80-85 percent of their total variable compensation. Our incentive programs are designed to reward the achievement of each of these sets of goals.

Competitiveness—Pay levels are determined from an assessment of both internal pay equity and external market competitiveness.

Compliance and transparency—Compensation plans are designed to be fully compliant with all legal and regulatory requirements, as well as easily understood and administered.

Compensation Overview

The Company’s total remuneration package for executive officers, including the Named Officers, integrates the following components:

Base Salary

Variable Cash Compensation

Annual Incentive Plan (“AIP”)

Long-Term Incentive Plan (“LTIP”)

Equity Compensation

Non-qualified stock options (“NQSOs”)

Executive Benefits and Perquisites

The MDC determines the CEO’s incentive pay relative to performance against objectives that it establishes at the beginning of the performance period. In addition, the MDC considers a self-assessment completed by the CEO each year of his performance and from time to time seeks input from its independent compensation consultant.

The CEO with input from the Senior Vice President, Human Resources makes recommendations to the MDC on executive officers’, including our Named Officers’, base and incentive pay. In determining the appropriate compensation of individual executive officers, including the Named Officers, the MDC considers a number of factors:

•	Relative importance of role within the Company

•	Level of experience

•	Incumbent performance

•	Competitive market practice

•	Internal pay equity

For purposes of benchmarking market practices on compensation levels for executive officers, the Company compares its practices to a compensation survey group. Prior to the spinoff of the Vehicle Control Systems (“WABCO”) business and the sale of the Bath and Kitchen business, companies were selected for the compensation survey group primarily because they competed with the Company for executive talent and had executive positions similar in breadth, complexity and responsibility to positions in the Company. Companies in this group generally represented one of the three main business lines of the Company (air conditioning systems and services, bath and kitchen products and vehicle control systems), as constituted prior to the spinoff of WABCO and the sale of the Bath and Kitchen business. As shown below, for 2007 there were 30 companies in this compensation survey group (of which 27 were public companies). The 27 public companies in the compensation survey group had a median revenue of $9.7 billion compared to the Company’s revenue for 2006 of $10.3 billion (inclusive of the sales of the WABCO and Bath and Kitchen businesses).

Armstrong World Industries, Inc.	Johnson Controls, Inc.
ArvinMeritor, Inc.	Kohler Company
The Black & Decker Corporation	Lennox International Inc.
BorgWarner Inc.	Lockheed Martin Corporation
Delphi Corporation	Masco Corporation
Dover Corporation	Maytag Corporation
Eaton Corporation	Owens Corning
Emerson Electric Company	Parker Hannifin Corporation
Federal-Mogul Corporation	Raytheon Company
Fortune Brands, Inc.	Rockwell Automation, Inc.
Honeywell International Inc.	Siemens VDO Automotive AG
Illinois Tool Works Inc.	United Technologies Corporation
Ingersoll-Rand Company, Ltd.	Visteon Corporation
ITT Industries, Inc.	Whirlpool Corporation
Jacuzzi Brands Corporation	3M Company

This compensation survey group was used for most compensation decisions made in 2007, including the establishment of targets with respect to annual and long-term incentive compensation awards and annual stock option grants made in February 2007.

The MDC approved a new compensation survey group for Trane following the spinoff of WABCO and the sale of the Bath and Kitchen business. The new compensation survey group focuses on companies that are either in the HVAC industry or in global manufacturing and are aligned with our executive talent recruitment strategy. As shown below, there are 23 companies in the new compensation survey group (of which 21 are public companies). The 21 public companies in the compensation survey group had median 2006 revenue of $7.1 billion compared to Trane’s revenue for 2006 of $6.8 billion.

Armstrong World Industries, Inc.	Lennox International Inc.
The Black & Decker Corporation	Masco Corporation
Cooper Industries, Inc.	Owens Corning
Daikin Industries, Ltd.	Owens-Illinois, Inc.
Danaher Corporation	Parker Hannifin Corporation
Dover Corporation	Rheem Manufacturing Company
Emerson Electric Company	Rockwell Automation, Inc.
Honeywell International Inc.	Stanley Works
Illinois Tool Works Inc.	The Timken Company
Ingersoll-Rand Company, Ltd.	USG Corporation
ITT Industries, Inc.	Whirlpool Corporation
Johnson Controls, Inc.

The applicable compensation survey group data is used to ensure that our compensation programs are competitive with the compensation paid by the companies with which we compete for executive talent. The data is used as just one factor in setting individual compensation levels. We broadly target the 50th percentile for annual compensation (base and incentive). We target long-term compensation (cash and equity) between the 50th and the 75th percentile, based on our philosophy to have our executive officers strongly incented to drive the long-term strategy and objectives of the Company. As stated earlier, the actual pay positioning in these ranges for each executive officer is determined by other factors including the level of responsibility, importance of the role within the Company, internal peer comparisons, experience and performance.

The Company’s talent strategy supports a balance of developing internal leadership talent with investing in highly experienced leaders from the external environment who are recognized for their functional excellence. In attracting and retaining these external candidates for key roles, the MDC may determine that it is necessary to provide compensation packages that deviate from the target compensation range in one or more elements of compensation.

The MDC completes a comprehensive review of all elements of compensation annually, typically at its December meeting. Tally sheets are used to analyze the aggregate value of all components of the executive officers’ compensation. The tally sheets include all cash compensation, value of outstanding equity, retirement benefits, deferred compensation, and perquisites under four different scenarios—active service, voluntary termination, involuntary termination and change of control. An analysis of each element of the executive officer’s total compensation against the compensation survey group is also reviewed. Whenever a change to total compensation is recommended, the MDC reviews the tally sheet to fully understand the impact on all elements of the compensation package and to assist in compensation decisions. The MDC assesses whether any changes are necessary to a Named Officer’s total compensation on a 24-month cycle.

In determining the ratios of annual and long-term compensation, the MDC places a greater emphasis on long-term compensation as an executive’s responsibility increases. The ratio of short-term incentive to the executive’s base salary reflects both internal comparisons and external market trends.

Long-term compensation represents the greatest component of the direct compensation of the executive officers, including the Named Officers. In comparison with our compensation survey group, we place a slightly higher proportion of total compensation in long-term programs. Our philosophy has been that our executives should have a substantial amount of their compensation at risk based on the long-term, sustained performance of the Company. We do not apply specific formulas or assign mathematical weightings when determining the split between long-term cash and equity awards. However, we seek to closely balance rewards for long-term financial and strategic goals (long-term cash) with shareholder value creation (equity).

The MDC annually requests its independent compensation consultant to complete a study on the competitiveness and appropriateness of the Company’s annual and long-term programs for the Named Officers. Because of the proposed acquisition of Trane by Ingersoll Rand, this review was not done in December 2007. The MDC continues to be confident that the Company’s programs are effective in driving the intended results and the awards delivered are appropriate.

Elements of Compensation

Base Salary

The MDC establishes each Named Officer’s base salary taking into account the executive’s experience, the relative importance of the role, individual performance, as well as comparison to internal peers in comparable leadership positions.

The MDC considers these factors against the competitive market level for the executive’s position and responsibilities, based on the compensation survey group and sets the appropriate salary level. Where appropriate, salary adjustments are made to reflect performance and market conditions.

Variable Cash Compensation

The Company maintains a cash-based AIP and a cash-based three-year LTIP for its executive officers, including the Named Officers. Awards under both the AIP and the LTIP are issued under the Omnibus Plan which was initially approved by the Company’s shareholders on May 2, 2002. On May 3, 2007, our shareholders approved a two-year extension of the Omnibus Plan through May 2, 2009. At its initial meeting each year, the MDC establishes performance goals for the new AIP and LTIP performance periods.

Annual Incentive Plan

At its meeting on January 31, 2007, the MDC determined maximum amounts payable to executive officers of the Company, including the Named Officers. With respect to AIP awards, for the 2007 performance period, the MDC established an AIP pool equal to 1.75 percent of 2007 segment income for the Company (subject to the $3,000,000 limit on individual AIP awards under the Omnibus Plan) with 20 percent of the pool allocated to the CEO and the remainder allocated evenly among the other executive officers. The AIP pool established by the formula described above is not necessarily an expectation of awards that will be paid. It represents the maximum amount that the MDC can approve as performance based compensation in accordance with Section 162(m) of the Code. The MDC generally exercises its discretion to pay less than the maximum amount after considering the factors described below. As a result of the separation of the Company’s WABCO and Bath and Kitchen businesses during 2007, the MDC adjusted the AIP pool to remove segment income results for the divested businesses following the spinoff of WABCO and the sale of the Bath and Kitchen business. Achievement of segment income of $1,081,500,000 for 2007 created a maximum AIP award of $3,785,250 for the CEO and $1,892,625 for each of the other Named Officers (excluding Mr. Elliott), subject to the $3,000,000 limit for any individual AIP award under the Omnibus Plan.

The MDC also administers an annual incentive program for key managers based on achievement of financial, strategic and individual performance goals. Each year an operating plan is established that sets goals for overall corporate and individual business unit performance with specific financial and strategic measures. In 2007, these goals included sales growth, earnings per share, free cash flow, as well as strategic initiatives related to six sigma, materials management, safety, and talent development. These goals were considered by the MDC and management to be achievable at the time they were established. Target awards under this program are based on percentages of base salary. In determining actual AIP award payments for 2007 to the Named Officers within the established maximum amounts, the MDC considered their performance against the Company, business unit and individual performance goals applicable to key managers under their annual incentive program. In 2007, as in previous years, actual awards to Named Officers varied significantly based on performance results.

The performance for 2007 against the stated objectives was calculated taking into account full year results for Trane and WABCO, but included results from only the first nine months of 2007 for the Bath and Kitchen business. Thus, for purposes of determining annual incentive payouts, 2007 sales were $11.4 billion, earnings per share were $3.24, and free cash flow was $647 million against goals of $11.4 billion of sales, $3.03 of earnings per share, and $600.3 million of free cash flow. In addition, the Committee determined that the Company achieved 125 percent of its strategic initiatives for the year, which are mentioned above.

In determining Mr. Poses’ AIP payment of $2,042,720, Mr. D’Aloia’s AIP payment of $504,700, Mr. Costello’s AIP payment of $357,500, and Ms. Gustafsson’s payment of $285,100, the MDC considered overall corporate performance against financial goals related to sales growth, earnings per share and free cash flow, strategic goals related to six sigma, materials management, safety and talent development and performance against individual goals.

With respect to Mr. Poses, the MDC also considered his performance in executing the Company’s strategic, leadership capability, and human capital objectives. With respect to Mr. D’Aloia, the MDC also considered his performance in effectively managing the Company’s tax rate, investments, and cash flow, and delivering on strategic information technology initiatives. With respect to Mr. Costello, the MDC also considered his performance in developing leadership talent and effective human resources planning. Finally, with respect to Ms. Gustafsson, the MDC also considered her performance in leading global corporate governance including ethics and code of conduct programs.

In 2007, Commercial Systems achieved 150.8 percent of its goal for sales growth, 92.5 percent of its goal for gross profit margin growth, 200 percent of its goal for management net income growth, 200 percent of its goal for free cash flow growth and achieved 100 percent of its strategic initiatives for the year. In determining Mr. Kissel’s AIP payment of $523,900 the MDC considered Mr. Kissel’s individual performance in product development, customer service, materials management, six sigma results, safety, and quality, as well as Commercial Systems’ performance against financial goals.

In 2007, Bath and Kitchen achieved 55 percent of its goal for sales growth, 105.3 percent of its goal for gross profit margin growth, 54.5 percent of its goal for management net income growth, 59.5 percent of its goal for free cash flow growth and achieved 100 percent of its strategic initiatives for the year. The aforementioned performance against goals is based on the first nine months of 2007. While AIP participants normally forfeit their AIP awards if they are not employed through the entire 12-month performance period, in appreciation for the efforts expended in the sale of the Bath and Kitchen business at the end of October, the MDC approved a prorated AIP payment based on participation for the Bath and Kitchen participants, including Mr. Elliott, through 10 months of the 12-month performance cycle. In determining Mr. Elliott’s AIP payment of $324,914, the MDC considered Mr. Elliott’s individual performance in balancing the demands of the sale of the Bath and Kitchen business and delivering on operating plan results.

Long-Term Incentive Plan

At its meeting on February 5, 2005, the MDC determined the maximum amounts payable to executive officers of the Company, including the Named Officers, in respect of LTIP awards for the 2005-2007 performance period by establishing a pool equal to 2.0 percent of 2007 segment income for the Company (subject to the $4,500,000 limit on individual LTIP awards under the Omnibus Plan), with 20 percent of the pool allocated to the CEO and the remainder allocated evenly among the other executive officers. The LTIP pool established by the formula described above is not necessarily an expectation of awards that will be paid. It represents the maximum amount that the MDC can approve as performance based compensation in accordance with Section 162(m) of the Internal Revenue Code. The MDC generally exercises its discretion to pay less than the maximum amount after considering the factors described below. As a result of the spinoff of WABCO and the sale of the Bath and Kitchen business during 2007, the MDC adjusted the LTIP pool to remove segment income results for the divested businesses following the spinoff of WABCO and the sale of Bath and Kitchen. Achievement of segment income of $1,081,500,000 for 2007 created a maximum LTIP award of $4,326,000 for the CEO and $2,163,000 for each of the other Named Officers.

The MDC also administers a long-term incentive program for non-officer executive participants. Financial goals are approved by the MDC for this program in the attainment of sales growth, earnings per share and free cash flow. A goal with respect to strategic initiatives is also established. Each of these four goals is weighted equally in determining payouts under the non-officer LTIP. These goals were considered aggressive, but achievable, at the time they were established. Payouts are based on the level of goal achievement multiplied by LTIP targets, which are established for each participant as a percentage of base salary. Financial performance results are expressed as the actual percentage growth over the three-year period versus plan percentage growth over the three-year period. Adjustment may be made to actual performance for major events that were not included in the plan. The performance for 2005-2007 against the stated objectives was calculated by taking into account the full performance period results for Trane and WABCO, but excluded the last three months of 2007 from the results of the Bath and Kitchen business. Thus, for purposes of determining LTIP payouts, 2005-2007 results were $11.8 billion of sales, $3.24 of earnings per share and $647 million of free cash flow against goals of $10.3 to $11.0 billion for sales, $3.03 to $3.37 for earnings per share, and $636 million to $673 million for free cash flow. In addition, the Committee determined that the Company achieved 125 percent of its strategic goals for the performance period.

In using negative discretion to determine actual LTIP payments to the Named Officers, including the CEO, within the maximum payouts established under the pool for the 2005-2007 performance period, the MDC took into consideration corporate performance against the goals established for the non-officer LTIP.

Due to the separation of the WABCO business segment and the disposition of the Bath and Kitchen business segment, the 2006-2008 and 2007-2009 LTIP pools were adjusted by the MDC to be equal to 2.5 percent of Trane earnings before interest and taxes (“EBIT”) for 2008 and 2009 respectively. Since the Company is now focused on a single business segment, measuring long-term incentives on segment income is no longer appropriate. The MDC concluded that the financial measures should shift to Trane’s future EBIT, since for a single business unit EBIT is a close substitute for the concept of segment income.

Special Bonuses

In December 2007, in connection with the successful completion of the Company’s plan to separate its three businesses, the MDC authorized the payment of completion bonuses of $1,020,000, $722,500 and $602,250, to Mr. D’Aloia, Mr. Costello and Ms. Gustafsson, respectively, representing an amount equal to the sum of their base salary and target annual incentive award. The MDC approved these bonuses based on its subjective evaluation of their performance with respect to the spinoff of WABCO as an independent publicly traded company on July 31, 2007 and the consummation of the sale of our Bath and Kitchen business on October 31, 2007.

Pursuant to the terms of his employment agreement, the independent members of the Board awarded Mr. Poses a discretionary performance bonus of $2,500,000, with respect to his services for the period ending December 31, 2007, to be paid on or within 10 days after April 1, 2008. This bonus is payable to Mr. Poses based on the subjective determination by these Board members of Mr. Poses’ (i) success in developing a long-term strategic plan for the Company, which was evidenced by the successful completion of the separation plan and (ii) successful implementation of the merger agreement between the Company and Ingersoll Rand.

In 2007, in order to reward their efforts to facilitate the sale of the Bath and Kitchen business on favorable terms, the MDC established an incentive bonus opportunity for Mr. Elliott and certain other key executives in the Bath and Kitchen business which would pay out upon the sale of the business, with the actual payment based on the closing sale price, including credit for the sale of the Venesta division earlier in 2007. Based on the closing sale price, Mr. Elliott received an award of $2,120,200.

Equity Compensation—Non-Qualified Stock Options (NQSOs)

The Company grants stock options annually to key employees, including the Named Officers. The MDC approves the annual stock option grant at its first meeting of the year, which is generally in February, with an exercise price equal to the average of the high and low trading price on the date the option is granted. The MDC’s first meeting of the year is generally held, and therefore the annual grant is generally made, just after the release of the Company’s annual earnings for the prior year. In 2007, since the Company’s annual earnings release and a major announcement regarding a potential restructuring of the Company was being made on the day after the MDC’s first meeting of the year on January 31st, the MDC approved the annual grant of stock options to be effective and priced on February 5th, several days following these announcements. This delay was intended to enable the market to assimilate the information in these announcements before the exercise price of these options was established. Other than as described above in this paragraph, the Company has no practice of timing stock option grants to its executive officers, including the Named Officers, in coordination with the release of material non-public information.

Other than the annual option grant, options are occasionally granted during the year in connection with new hires or promotions, with the exercise price of the grant being the average of the high and low trading price on the date of hire or promotion. The Senior Vice President, Human Resources has a limited delegation of authority from the MDC to approve off-cycle grants to non-executive officers under the standard terms and conditions of the Omnibus Plan.

As stated earlier, we do not apply mathematical formulas to determine the split between cash and equity in long-term incentives. The number of options granted to the executive officers, including the Named Officers, is determined on an individual basis by the sustained performance of the recipients and their expected ability to impact future business results, an assessment of their future potential, analysis of past option grants, as well as market comparisons. The sum of the values of both cash and equity long-term incentive award grants is targeted between the 50th and 75th percentiles of the compensation survey group. Generally, the equity portion of the Named Officers represents greater than 50 percent of their long-term compensation.

NQSOs are the preferred equity vehicle to deliver highly leveraged incentive compensation value. NQSOs offer a direct connection to shareholder value creation; offer vesting features that can be used as a retention tool; and align with our philosophy to concentrate a large portion of executive pay in equity. NQSOs align employee incentives with shareholder interests since options have value only if the stock price increases over time. The Company’s 10-year options, granted at the fair market value on the date of grant (which is defined in the Omnibus Plan as the average of the high and low trading prices on the date the option is granted), help focus employees on long-term growth. In addition, options are intended to help retain key employees because they typically cannot be fully exercised for three years and, if not exercised, are forfeited after 90 days if the employee leaves the Company before retirement. The three-year vesting also helps keep employees focused on long-term performance.

In connection with the impending sale of the business, Restricted Stock Units (“RSUs”) were granted in 2007 in lieu of the annual option grant to Bath and Kitchen participants, including Mr. Elliott. In addition, the Company granted RSUs with a two-year vesting period to certain key employees, excluding the Named Officers, in 2007 as a retention tool (“Retention Grant”). In connection with the sale of the Bath and Kitchen business, the MDC decided to vest all unvested options and RSUs, other than the Retention Grant, held by Bath and Kitchen employees, including Mr. Elliott, whose employment with the Company was terminated as a result of the sale. Other than NQSOs and RSUs, the Company did not grant any other types of equity awards to its executive officers, including the Named Officers, in 2007.

All outstanding equity awards were adjusted in connection with the spinoff of the WABCO business in the manner described on page 119. Due to the proposed acquisition of Trane by Ingersoll Rand, the Company does not intend to make any equity grants in 2008, except to Mr. D’Aloia in accordance with the terms of his employment agreement.

Tax and Accounting Considerations

The MDC structures variable compensation programs for the Named Officers to be linked to a combination of achievement of key corporate objectives and appreciation in the price of the Company’s stock. The Company generally intends the variable compensation paid to the executive officers to be performance based within the meaning of Section 162(m) of the Code so as to be tax deductible by the corporation, which benefits our shareholders. In order to be performance based, the compensation must be paid pursuant to a shareholder approved plan upon the attainment of objective performance criteria. The MDC believes that tax deductibility of compensation is an important factor, but not the sole factor, in setting executive compensation policy and in rewarding superior executive performance. Accordingly, although the MDC generally intends to avoid the loss of a tax deduction due to Section 162(m), it reserves the right to pay amounts that are not deductible in appropriate circumstances. In determining variable compensation programs, the Company considers other tax and accounting implications of particular forms of compensation such as the implications of Section 409A of the Code governing deferred compensation arrangements and favorable accounting treatment afforded certain equity based plans that are settled in shares; however, the forms of variable compensation utilized are determined primarily by their effectiveness in providing maximum alignment with key strategic objectives and the interest of our shareholders.

Stock Ownership Guidelines

In December 2005, the MDC discussed whether there was a need for formal stock ownership requirements or guidelines for executive officers. The MDC discussed the merits of adopting a formal program considering the Company’s existing total compensation program and philosophy. The MDC decided that since the heavy weighting of equity in the compensation and retirement benefits of executive officers, including the Named Officers, effectively serves the same purpose, there was no need for formal stock ownership guidelines. The MDC believes that the Company should continue to use equity as a material portion of the executive officers’ total compensation to maintain a strong link between their interests and the interests of shareholders.

Retirement Plans

The executive officers, including the Named Officers, along with all salaried employees, are eligible to participate in the Company’s tax qualified retirement plans, which consist of an Employee Stock Ownership Plan (“ESOP”), a 401(k) and a Pension Plan. Employees who choose to participate in the Pension Plan receive a lesser Company matching contribution in the 401(k) than employees who do not participate in the Pension Plan. The Pension Plan is a cash balance qualified defined benefit pension plan under which participants receive a credit each pay period equal to 3 percent of eligible compensation. The Pension Plan is described further on page 124.

In addition, the Named Officers, excluding Mr. Elliott, participate in the Executive Supplemental Retirement Plan (“SERP”), which is described on page 124. In 2005, the MDC reviewed the retirement program for executive officers and decided to close the SERP to all executive officers elected on or after December 8, 2005. The MDC made this decision after reviewing a detailed study of executive retirement programs in comparative companies. Based on this study, the MDC determined that a defined contribution executive retirement program that was linked to the Company’s broad based retirement plans and largely limited to compensating the executive officers for tax law limits on the amount of compensation eligible for employer contributions under the Company’s tax qualified retirement plans was a more contemporary executive retirement plan for newly elected executive officers. The MDC has discretion under the new executive retirement program to provide for a transitional employer contribution to compensate executives for the shortfall between their projected pension benefit under a previous employer’s plans and the sum of their accrued benefits under the previous employer’s plans and their projected benefits under the Company’s retirement plans. Mr. Elliott participates in this new defined contribution plan, referred to as the Executive Savings Plan which is described more fully on page 127. The MDC did not believe it was appropriate to modify the executive retirement program for the executive officers, including the Named Officers, who were then participating in the SERP.

Payments Upon Severance or Change of Control

The Company maintains the Officers’ Severance Plan, described in detail on page 128, which provides severance payments to most of its executive officers, including the Named Officers, if their employment is terminated by the Company without cause or they terminate their employment for Good Reason (as defined in Officers’ Severance Plan). The Officers’ Severance Plan applies both to terminations occurring in the ordinary course of business, as well as following a change of control. The types of actions that can give rise to a termination for Good Reason are changes to the individual’s compensation, benefits or position that result in a significant diminution in his or her position within the Company. The Company believes that severance payments to its executive officers, including the Named Officers, are appropriate in these circumstances and that the amount of the severance benefits is reasonable and necessary to attract and retain superior executive talent. In connection with Mr. Elliott’s termination of employment in 2007 following the sale of the Bath and Kitchen business, he received severance payments pursuant to the Officers’ Severance Plan, as modified by his employment agreement, of two times base salary and one annual incentive plan target award.

The Company also provides certain payments or other benefits, described in detail on page 130, to its executive officers, including the Named Officers, in the event of a change of control in order to allow them to act in the best interests of shareholders without the distraction of potential negative repercussions of a change of control on their own position with the Company. The definition used for determining whether a change of control has occurred, described on page 133, is designed to encompass the various circumstances under which a third party would obtain the ability to control or otherwise substantially influence the operation and strategic direction of our business. Under the Omnibus Plan, in the event of a change of control, any outstanding stock options or stock appreciation rights will become immediately exercisable and may be cashed out at the discretion of the MDC. The restricted period shall lapse as to any outstanding restricted stock or restricted units, unless the MDC determines prior to the change of control that any stock option, stock appreciation right, restricted share or restricted unit will be replaced or otherwise honored by the new employer on terms that do not adversely affect the participants. In addition, all performance periods for annual incentive and long-term incentive awards shall end and pay out at target on a prorated basis. Any participant in the SERP whose employment is terminated without Cause or who terminates their employment for Good Reason within two years following a change of control shall receive two years additional age and service credit in calculating their plan benefit. The Officers’ Severance Plan provides that in the event that payments or other benefits are provided in connection with a change of control and are subject to excise tax under Section 4999 of the Internal Revenue Code, the Company will pay to the officer participants, including the Named Officers, an amount intended to compensate them for the difference between the benefits or payments provided and the amounts provided after the imposition of the excise tax. The Company believes this payment is necessary to maintain the value of the change of control benefits intended and thus attract and retain top talent.

Change of control benefits under the Officers’ Severance Plan and the SERP are triggered only in the event of both a change of control and a Named Officer’s or other participant’s loss of job or resignation on account of material diminution in terms and conditions of employment, since those benefits are fixed and not affected by a change in the direction of the business. However, the Company believes it appropriate to treat holders of equity awards, including stock options, like shareholders in the event of a change of control, since the change of control may change the direction of the Company in a way that could materially alter their award opportunities. Therefore, equity awards are subject to adjustment upon a change of control, as discussed in the prior paragraph, without the requirement of a change in employment status.

The consummation of the merger agreement with Ingersoll Rand will constitute a change of control for these purposes. Upon consummation of the transaction, all outstanding stock options and restricted stock units will become fully vested. Should any of the Named Officers, other than Mr. Poses and Mr. Elliott, be involuntarily terminated without Cause or terminate their employment for Good Reason following the consummation of the transaction, they will be eligible for the benefits described above in the Officers’ Severance Plan and the SERP.

Executive Benefits and Perquisites

A limited number of executive benefits and perquisites are available to the Company’s executive officers. The Company offers these benefits and perquisites as part of the total compensation package in order to attract and retain superior talent. Executive benefits and perquisites are reviewed periodically by the MDC in the context of the total remuneration of executive officers. The MDC most recently reviewed perquisites in December 2007 and discussed reviewing certain of the perquisites for potential modification in 2008. Current benefits and perquisites are noted below.

Tax and financial planning—Financial planning up to an annual $10,000 cap is provided to enable executives to be fully aware of the tax, legal and financial implications of the Company’s executive compensation and benefit programs.

Company products—Company products are provided at no cost with a tax gross-up to encourage executives to use our products in their homes.

Corporate club membership—Annual dues are covered for one club membership used for business purposes. Personal usage of the membership is permitted, but expenses associated with personal use are not covered.

Spousal travel—Spousal travel is provided for required Company business events.

Physical exam—Executives are provided with a comprehensive annual physical exam to encourage preventative diagnostic examinations.

Executive Retiree Life Insurance—Provides executive officers with life insurance coverage in an amount equal to one times base salary plus AIP at target upon attainment of age 55 with 10 years of service or age 65.

Non-Qualified Deferred Compensation Plan—Voluntary deferral of up to 50 percent of base salary and 100 percent of AIP and LTIP awards is available to executive officers, including the Named Officers, and other key management employees. Deferrals can be directed to either Company stock or interest-bearing accounts. The interest account earns interest at a rate equal to the Company’s cost of borrowing plus one percent.

Company Plane—Access to corporate aircraft for personal use is provided to the CEO.

Company Car—The CEO has the use of a company leased vehicle for business and personal use.

Personal Security—The CEO is provided with a driver and car for personal security.

Chairman and Chief Executive Officer’s New Employment Agreement

In December 2007, in contemplation of the proposed acquisition of the Company by Ingersoll Rand, Trane entered into an agreement with Mr. Poses to extend his term of employment as Chief Executive Officer for a period up to and including June 30, 2008. Under this extension, Mr. Poses will continue to serve as Chief Executive Officer of Trane until June 30, 2008 or such earlier date as the Board of Directors specifies. Commencing January 1, 2008, Mr. Poses’ base salary was increased to a monthly rate of $416,666.66. If Mr. Poses’ employment terminates prior to March 31, 2008 for any reason other than his voluntary termination or a termination by the Company for “Cause” (as such term is defined in the Company’s Corporate Officers’ Severance Plan), Trane will pay him an amount equal to the excess, if any, of $1,250,000 over the amount actually paid to Mr. Poses as base salary for his services in 2008. Mr. Poses will also continue to participate in the employee benefit plans and programs generally made available to employees of Trane and shall receive such perquisites as are otherwise made available to senior officers of Trane. Mr. Poses will not receive any other compensation for his services during this extended period of employment. He will not receive or be eligible for any other bonus or supplemental cash payment, any grant or any additional service credits in respect of any long-term incentive plan and will not be granted any additional stock option or other equity or equity-based grants. At the end of such services, regardless of when occurring or the reason for his termination, Mr. Poses will not be entitled to any severance or termination benefits other than the minimum payment described above if his continued period of employment ends before March 31, 2008.

EXECUTIVE COMPENSATION

Set forth below is information concerning the compensation for 2007 and 2006 for the persons who served as the Company’s Chairman and Chief Executive Officer, Chief Financial Officer during 2007, and the three most highly-compensated other executive officers, in office on December 31, 2007, as well as one former executive officer of the Company who would have been among the three other highest paid executive officers had he been an executive officer of the Company on December 31, 2007 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Option Awards ($)[2]	Non-Equity Incentive Plan Compensation ($)[3]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[4]	All Other Compensation ($)[5,6]	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Frederic M. Poses	2007	$1,000,000	$2,500,000	$0	$0	$3,880,420	$2,042,187	$426,789	$9,849,396
Chairman and Chief Executive Officer	2006	$1,000,000	$0	$0	$4,580,537	$3,003,900	$1,741,391	$349,985	$10,675,813

G. Peter D’Aloia	2007	$600,000	$1,020,000	$0	$1,694,841	$1,347,900	$591,502	$179,693	$5,433,936
Senior Vice President and Chief Financial Officer	2006	$600,000	$0	$0	$1,531,645	$1,135,000	$522,837	$35,673	$3,825,155

W. Craig Kissel	2007	$525,000	$0	$0	$1,405,031	$1,250,000	$270,822	$321,714	$3,772,567
Senior Vice President, President, Trane Commercial Systems	2006	$525,000	$0	$0	$1,196,565	$1,267,000	$443,746	$70,585	$3,502,896

Lawrence B. Costello	2007	$425,000	$722,500	$0	$853,490	$938,200	$275,068	$47,461	$3,261,719
Senior Vice President, Human Resources	2006	$414,658	$0	$0	$835,575	$796,000	$236,235	$24,817	$2,307,285

Mary Elizabeth Gustafsson	2007	$365,000	$602,250	$0	$544,756	$660,700	$83,905	$20,901	$2,277,512
Senior Vice President, General Counsel and Secretary

Dale F. Elliott	2007	$443,475	$0	$206,283	$399,847	$2,955,586	$0	$1,750,690	$5,755,881
Former Senior Vice President; President, Global Bath and Kitchen

1.	The amount included in column (d) for Mr. Poses in 2007 represents a special discretionary bonus, awarded pursuant to the terms of his employment agreement, and payable in April 2008, based on the determination by the non-management directors of his success in developing a strategic plan for the Company and a plan for his succession. The amounts included in column (d) for 2007 for Mr. D’Aloia, Mr. Costello and Ms. Gustafsson reflect special bonuses which were awarded in December 2007 by the MDC in recognition of their efforts in respect of the successful completion of the Company’s separation plan pursuant to which the Company effected the spinoff to its shareholders of WABCO and the sale of its Bath and Kitchen business.
2.	The amounts in columns (e) and (f) reflect the dollar amounts recognized in each of 2006 and 2007 for financial statement reporting purposes in accordance with FAS 123R with respect to stock awards and stock options granted in each such year, and the dollar amount required to be recognized in each such year in accordance with FAS 123R under the modified prospective transition method with respect to stock options granted prior to 2006 that were not vested at the time that the Company transitioned to FAS 123R. All of the stock awards and stock options that are taken into account for purposes of column (e) and (f) were granted under the Omnibus Plan. The amount included in column (e) for Mr. Elliott in 2007 reflects the full grant date fair value of the RSU award made to Mr. Elliott in 2007, which was based upon the fair market value of the shares subject to the RSU award on the date it was granted. In respect of the amounts included for stock options in both 2007 and 2006, the fair value of the awards made in 2007 and the amounts included in respect of awards granted prior to 2007 (including those granted prior to 2006, which are based on the modified prospective transition method of compliance with FAS 123R) were determined using the valuation methodology and assumptions set forth in Note 13 to this Form 10-K.
3.	The amounts included in column (g) represent for 2007, the cash amounts payable in respect of (a) the annual incentive program performance period for 2007, and (b) the long-term incentive program performance period that commenced January 1, 2005 and ended December 31, 2007; and for 2006 (a) the annual incentive program performance period for 2006; and (b) the long-term incentive program performance period that commenced January 1, 2004 and ended December 31, 2006. The table below shows the amounts payable under each program for the Named Officers. No earnings were credited in respect of such amounts. The amount reported for 2007 for Mr. Elliott also includes a special award paid to him in connection with the successful sale of the Bath and Kitchen business, which was completed on October 31, 2007. This award is described more fully on page 111 in the Compensation Discussion and Analysis section. No amounts are reported with respect to Ms. Gustafsson and Mr. Elliott in respect of 2006 as neither was a Named Officer in 2006.

SUMMARY COMPENSATION TABLE - FOOTNOTE TO COLUMN (G)

Names	Annual Incentive Payment for 2007	Long-Term Incentive Payment for 2005-2007 Performance Period	Annual Incentive Payment for 2006	Long-Term Incentive Payment for 2004-2006 Performance Period
(a)	(b)	(c)	(d)	(e)
Frederic M. Poses	$2,042,720	$1,837,700	$1,196,800	$1,807,100
G. Peter D’Aloia	$504,700	$843,200	$340,000	$795,000
W. Craig Kissel	$523,900	$726,100	$564,000	$703,000
Lawrence B. Costello	$357,500	$580,700	$241,000	$555,000
Mary Elizabeth Gustafsson	$285,100	$375,600	N/A	N/A
Dale F. Elliott*	$324,914	$510,472	N/A	N/A

*	For Mr. Elliott, column (g) of the Summary Compensation Table also includes his special award for the sale of the Bath and Kitchen business.

4.	The table below lists the amounts included in column (h) for each of the Named Officers with respect to 2007 and 2006. No amounts are reported with respect to Ms. Gustafsson and Mr. Elliott in respect of 2006 as neither was a Named Officer in 2006.

SUMMARY COMPENSATION TABLE - FOOTNOTE TO COLUMN (H)

Names	2007 Change in Pension Value	2007 Above-Market Deferred Compensation Earnings	2006 Change in Pension Value	2006 Above-Market Deferred Compensation Earnings
(a)	(b)	(c)	(d)	(e)
Frederic M. Poses	$2,042,187	$0	$1,741,391	$0
G. Peter D’Aloia	$582,604	$8,898	$497,822	$25,015
W. Craig Kissel	$270,822	$0	$443,746	$0
Lawrence B. Costello	$271,366	$3,702	$227,901	$8,334
Mary Elizabeth Gustafsson	$83,905	$0	N/A	N/A
Dale F. Elliott	N/A	N/A	N/A	N/A

For a more in-depth discussion of the amounts related to the change in pension value in 2007, see the “Pension Benefits” table below and accompanying text. For a more in-depth discussion of non-qualified deferred compensation generally and how we determine what is “above-market” earnings, see the “Non-qualified Deferred Compensation” table below and accompanying text.

5.	Set forth below is each item reported in column (i) for 2007 that is not a perquisite or personal benefit:

SUMMARY COMPENSATION TABLE - FOOTNOTE TO COLUMN (I)

Names	2007 Premiums for Term Life Insurance	2007 ESOP/Savings Plan Allocations*	2007 SSP and ESP Allocations**	2007 Relocation***	2007 Tax Allowance****	2007 Severance, Retirement or Other Termination Payments*****
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Frederic M. Poses	$2,916	$13,500	$0	$0	$0	$0
G. Peter D’Aloia	$1,102	$13,500	$0	$0	$0	$0
W. Craig Kissel	$964	$20,250	$0	$0	$300,500	$0
Lawrence B. Costello	$781	$13,500	$0	$0	$0	$0
Mary Elizabeth Gustafsson	$651	$20,250	$0	$0	$0	$0
Dale F. Elliott	$1,080	$19,758	$45,985	$47,790	$0	$1,594,500

*	Includes matching contributions related to contributions made by the Named Officers to the Savings Plan.
**	Includes Company contributions for Mr. Elliott under the Supplemental Savings Plan (“SSP”) and Executive Savings Plan (“ESP”). Messrs. Poses, D’Aloia, Costello and Ms. Gustafsson do not participate in the SSP and ESP because they are participants in the SERP.
***	Includes relocation expenses of $47,790 for Mr. Elliott.
****	During 2004, Mr. Kissel transitioned from his overseas assignment in Belgium to his appointment as President of Commercial Systems. In 2007, as part of the arrangements to make his overseas assignment effectively tax neutral to him, the Company paid certain Belgian taxes in the net amount of $283,723 in respect of services rendered during 2005, but as to which the amount payable was not due or determinable until 2007. Amount in column (d) also includes $500 for tax preparation fees and a tax refund payment of $16,277.

*****	The amount shown for Mr. Elliott in column (g) represents the value of the severance payments and other benefits paid to him under the terms of the Officers’ Severance Plan, as modified by his employment agreement. The benefits included two times base pay, one annual incentive award payment at target, continuation of medical benefits for two years, outplacement services and financial services.

6.	The Company makes available to each Named Officer (1) Company product at no cost, (2) a corporate country club membership, (3) financial and tax advisory services, and (4) executive health exams. To the extent that the amount of all perquisites provided to any one of the Named Officers exceeded $10,000 in 2007, the amount of such perquisites and personal benefits is included as compensation in column (i) of the Summary Compensation Table. Except as expressly provided below, none of the perquisites or benefits exceeded the greater of $25,000 or 10 percent of the total value of the perquisites for each Named Officer.

For Mr. Poses the amount listed in column (i) for 2007 includes $149,316 for personal use of the corporate aircraft and Company reimbursement of $366 for personal tax liability. The aggregate incremental cost of personal use of the corporate aircraft includes all variable operating costs of such travel, any flight time of an empty return flight following the personal use of the aircraft, and Company reimbursement for any personal tax liability. The calculation excludes fixed costs that do not change based on usage.

For Mr. Poses the amount listed in column (i) for 2007 also includes $208,029 for expenses related to personal security measures (including Company provided transportation and the services of a driver), $522 for personal tax liability related to a leased vehicle primarily made available for personal use and $3,148 to compensate him for the taxes owed upon receipt of Company product. For Mr. D’Aloia, the amount reported in 2007 includes $79,757 for the receipt of Company products at no cost. For Messrs. D’Aloia, Costello and Elliott, and Ms. Gustafsson, the amounts reported in 2007 include $68,904, $8,779, $2,750 and $2,812, respectively, to compensate for taxes owed upon receipt of Company product. For Mr. Elliott the amount listed in column (i) also reflects $30,914 to compensate him for taxes owed upon payment by the Company of his relocation expenses.

The incremental cost to the Company with respect to the above reported perquisites and personal benefits was determined (i) where the benefit was linked to a direct out of pocket expense, based on the actual expense incurred, (ii) where the benefit was ancillary to a business expense, based on the incremental cost of the personal usage; (iii) where the benefit did not have an identifiable cost separate from a linked business expense, based on an allocation of aggregate expenses incurred to the amount of the personal usage and (iv) with respect to Company product, based on the list price.

Grants of Plan Based Awards

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Date of Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units[4] (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($)
			Threshold ($)	Target ($)		Maximum ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)		(h)	(i)	(j)
Frederic M. Poses	2/5/2007	1/31/2007	$0	$1,700,000	[1]	$3,785,250	—		—	—	—
	2/5/2007	1/31/2007	$0	$1,700,000	[2]	$4,326,000	—		—	—	—

G. Peter D’Aloia	2/5/2007	1/31/2007	$0	$420,000	[1]	$1,892,625	—		—	—	—
	2/5/2007	1/31/2007	$0	$780,000	[2]	$2,163,000	—		—	—	—
	2/5/2007	1/31/2007	—	—		—	—		150,000	$52.66	$2,167,500

W. Craig Kissel	2/5/2007	1/31/2007	$0	$367,500	[1]	$1,892,625	—		—	—	—
	2/5/2007	1/31/2007	$0	$682,500	[2]	$2,163,000	—		—	—	—
	2/5/2007	1/31/2007	—	—		—	—		125,000	$52.66	$1,806,250

Lawrence B. Costello	2/5/2007	1/31/2007	$0	$297,500	[1]	$1,892,625	—		—	—	—
	2/5/2007	1/31/2007	$0	$552,500	[2]	$2,163,000	—		—	—	—
	2/5/2007	1/31/2007	—	—		—	—		75,000	$52.66	$1,083,750

Mary Elizabeth Gustafsson	2/5/2007	1/31/2007	$0	$237,250	[1]	$1,892,625	—		—	—	—
	2/5/2007	1/31/2007	$0	$365,000	[2]	$2,163,000	—		—	—	—
	2/5/2007	1/31/2007	—	—		—	—		50,000	$52.66	$722,500

Dale F. Elliott	2/5/2007	1/31/2007	$0	$500,000	[1]	N/A	—		—	—	—
	2/5/2007	1/31/2007	$0	$500,000	[2]	N/A	—		—	—	—
	2/5/2007	1/31/2007	—	—		N/A	3,917	[3]	—	—	$206,269
	1/31/2007	1/31/2007	$125,000	$250,000	[4]	N/A	—		—	—	—

1.	This award was granted pursuant to the terms of the Omnibus Plan and relates to a one-year performance period, 2007, and subject to the Named Officer’s continued employment with the Company during such period (except in the case of death or disability) and the achievement by the Company of pre-established performance objectives related to segment income as established by, and subject to certification by, the MDC. Notwithstanding the foregoing, the MDC determined that Bath and Kitchen AIP participants, including Mr. Elliott, who terminated their employment as a result of the sale of the Bath and Kitchen business would be entitled to a prorated award for 2007 based on 10 months of participation in the performance period. The Committee retained full discretion to decrease, but not increase, the amount payable upon achievement of the maximum performance objectives, on account of factors or criteria it shall determine to be appropriate. The actual amounts payable in respect of these awards for 2007 are listed in the “Summary Compensation Table” above under the column headed, “Non-Equity Incentive Plan Compensation.”
2.	This award was granted pursuant to the terms of the Omnibus Plan and relates to a three-year performance period, 2007-2009, and any such payment was subject to the Named Officer’s continued employment with the Company during such period (except in the case of death or disability) and the achievement by the Company of pre-established performance objectives related to segment income as established by, and subject to certification by, the MDC. Notwithstanding the foregoing, the MDC determined that Bath and Kitchen LTIP participants, including Mr. Elliott, who terminated their employment as a result of the sale of the Bath and Kitchen business would be entitled to a prorated award for the 2005-2007 performance period based on 34 months in the performance period. The maximum level of award listed above is the maximum amount permitted to be paid in respect of such award under the Omnibus Plan; however, since the amount of each such award is based on an allocable percentage of 2009 net segment income, the actual maximum awards for each such officer are likely to be substantially below the stated amount. The Committee retains full discretion to decrease, but not increase, the amount payable upon achievement of the maximum performance objectives, on account of whatever factors or criteria it shall determine to be appropriate.
3.	This grant was made pursuant to the terms of the Omnibus Plan. It will become vested and exercisable, generally subject to the Named Officer’s continued employment with the Company or a subsidiary, in three equal installments on the first three anniversaries of the date the RSU was granted. The RSU may also become exercisable (and could be settled for cash) in connection with the occurrence of a change of control. See the narrative discussion under the heading “Change of Control Benefits” for a more detailed explanation of the change of control provisions of the Omnibus Plan. As discussed on page 111 of the Compensation Discussion & Analysis, the MDC vested all unvested options and RSUs held by Bath and Kitchen employees, including Mr. Elliott, whose employment terminated in connection with the sale of the Bath and Kitchen business.
4.	This award was made under a special incentive program available to Mr. Elliott and certain other key executives of the Bath and Kitchen business designed to reward their efforts towards a successful completion of the sale of that business. Awards were tied to the closing sale price of the business (including credit for the prior sale of the Venesta division), with no award payout if the sale was below the threshold price and increasingly accelerated award opportunities as the sale price exceeded the target.

Outstanding Equity Awards at Fiscal Year-End

In connection with the spinoff to our shareholders of the common stock of WABCO, except as described below, each option then outstanding in respect of common stock of the Company was adjusted such that, in addition to the number of shares of the Company’s common stock eligible for purchase thereunder, the holder was also afforded the right to purchase the number of shares of WABCO common stock that he or she would have received had the shares of Company common stock subject to such options been outstanding shares at the record date. The aggregate exercise price of each stock option in respect of shares of common stock of the Company was allocated between such shares and the related number of shares subject to options to purchase the WABCO common stock in accordance with the relative fair market values of each stock at the time of the spinoff of WABCO to the Company’s shareholders. Accordingly, each of the Named Officers holds options in respect of WABCO common stock in respect of his or her services to the Company. However, due to tax considerations, ISOs and options held by participants residing in Canada and Italy were adjusted using the concentrated approach, whereby the number of Company stock options and the exercise price of the options was adjusted based on the relative fair market value of the Company immediately before and after the WABCO spinoff so that the option holders receive an adjusted amount of Company stock options only. In addition, options granted to WABCO employees in 2007 were adjusted using the concentrated approach, whereby the number of options and the exercise price of the options were adjusted to include an adjusted amount of options to purchase WABCO shares only. Below is a table showing holdings as of December 31, 2007 for both Trane shares subject to options held by each of the Named Officers, and WABCO shares subject to options held by such Named Officers in respect of their services to the Company. The table also sets forth the adjusted exercise prices of the options (reflecting the adjustment in respect of the WABCO spinoff).

OPTIONS IN RESPECT OF TRANE AND WABCO COMMON STOCK

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Company	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable		Option Exercise Price[4] ($)	Option Expiration Date
(a)	(b)	(c)	(d)		(e)	(f)
Frederic M. Poses	Trane	3,750,000	0		$14.08	2/7/2012
	Trane	739,398	0		$13.35	3/1/2011
	Trane	228,255	0		$9.05	10/6/2009
	WABCO	1,190,000	0		$17.48	2/7/2012

G. Peter D’Aloia	Trane	0	150,000	[1]	$37.25	2/5/2017
	Trane	50,000	100,000	[2]	$26.08	2/1/2016
	Trane	100,000	50,000	[3]	$30.66	2/2/2015
	Trane	35,000	0		$30.66	2/2/2013
	Trane	28,000	0		$27.73	7/7/2012
	Trane	108,000	0		$24.78	2/4/2014
	Trane	129,000	0		$16.05	2/6/2013
	Trane	150,000	0		$14.08	2/7/2012
	WABCO	0	50,000	[1]	$46.24	2/5/2017
	WABCO	16,667	33,333	[2]	$32.38	2/1/2016
	WABCO	33,333	16,667	[3]	$38.06	2/2/2015
	WABCO	11,666	0		$38.06	2/2/2013
	WABCO	9,333	0		$34.42	7/7/2012
	WABCO	36,000	0		$30.76	2/4/2014
	WABCO	43,000	0		$19.93	2/6/2013
	WABCO	50,000	0		$17.48	2/7/2012

W. Craig Kissel	Trane	0	125,000	[1]	$37.25	2/5/2017
	Trane	41,666	83,334	[2]	$26.08	2/1/2016
	Trane	83,332	41,668	[3]	$30.66	2/2/2015
	Trane	108,000	0		$24.78	2/4/2014
	Trane	129,000	0		$16.05	2/6/2013
	Trane	150,000	0		$14.08	2/7/2012
	Trane	144,699	0		$13.35	3/1/2011
	WABCO	0	41,666	[1]	$46.24	2/5/2017
	WABCO	13,888	27,778	[2]	$32.38	2/1/2016
	WABCO	27,777	13,889	[3]	$38.06	2/2/2015
	WABCO	36,000	0		$30.76	2/4/2014
	WABCO	43,000	0		$19.93	2/6/2013
	WABCO	50,000	0		$17.48	2/7/2012

1.	Stock options vest at the rate of 33.3 percent/year, with vesting dates of 2/5/08, 2/5/09 and 2/5/10
2.	Stock options vest at the rate of 33.3 percent/year, with vesting dates of 2/1/07, 2/1/08 and 2/1/09
3.	Stock options vest at the rate of 33.3 percent/year, with vesting dates of 2/2/06, 2/2/07 and 2/2/08
4.	The option exercise prices shown in column (e) are the adjusted prices following the spinoff of WABCO.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

	Option Awards
Name	Company	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable		Option Exercise Price[4] ($)	Option Expiration Date
(a)	(b)	(c)	(d)		(e)	(f)
Lawrence B. Costello	Trane	0	75,000	[1]	$37.25	2/5/2017
	Trane	25,000	50,000	[2]	$26.08	2/1/2016
	Trane	50,000	25,000	[3]	$30.66	2/2/2015
	Trane	96,000	0		$24.78	2/4/2014
	Trane	115,500	0		$16.05	2/6/2013
	Trane	7,394	0		$13.53	3/1/2011
	Trane	27,567	0		$10.89	6/1/2010
	WABCO	0	25,000	[1]	$46.24	2/5/2017
	WABCO	8,334	16,666	[2]	$32.38	2/1/2016
	WABCO	16,667	8,333	[3]	$38.06	2/2/2015
	WABCO	32,000	0		$30.76	2/4/2014
	WABCO	38,500	0		$19.93	2/6/2013

Mary Elizabeth Gustafsson	Trane	0	50,000	[1]	$37.25	2/5/2017
	Trane	16,666	33,334	[2]	$26.08	2/1/2016
	Trane	33,333	16,667	[3]	$29.15	1/3/2015
	Trane	22,200	0		$24.78	2/4/2014
	WABCO	0	16,666	[1]	$46.24	2/5/2017
	WABCO	0	11,111	[2]	$32.38	2/1/2016
	WABCO	0	5,555	[3]	$36.18	1/3/2015

Dale F. Elliott	WABCO	16,666	0		$36.81	1/28/2008

1.	Stock options vest at the rate of 33.3 percent/year, with vesting dates of 2/5/08, 2/5/09 and 2/5/10
2.	Stock options vest at the rate of 33.3 percent/year, with vesting dates of 2/1/07, 2/1/08 and 2/1/09
3.	Stock options vest at the rate of 33.3 percent/year, with vesting dates of 2/2/06, 2/2/07 and 2/2/08
4.	The option exercise prices shown in column (e) are the adjusted prices following the spinoff of WABCO.

Special vesting and other payment terms apply to these Trane equity grants in the context of a change of control that are described below under the heading “Change of Control Benefits.” Any unvested options in respect of Trane common stock will vest if the proposed acquisition of Trane by Ingersoll Rand is approved by shareholders and consummated. WABCO stock options are not affected by Ingersoll Rand’s acquisition of Trane, unless there is a subsequent involuntary or constructive termination of employment in which unvested WABCO options will vest and become immediately exercisable.

Option Exercises and Stock Vested

As previously noted, each of the Named Officers received options in respect of WABCO common stock in connection with the spinoff of WABCO to the Company’s shareholders. The table set forth below lists exercises in 2007 by each of the Named Officers of any Trane stock options and any WABCO stock options received by the Named Officers in connection with the WABCO spinoff, and the values realized upon exercise of any such options, as well as vesting of any RSUs received by the Named Officers and the value realized upon vesting of the RSUs.

OPTION EXERCISES AND STOCK VESTED

	Option Awards				Stock Awards
Name	Number of Trane Shares Acquired on Exercise (#)	Value Realized on Exercise of Trane Shares[1] ($)	Number of WABCO Shares Acquired on Exercise (#)	Value Realized on Exercise of WABCO Shares[1] ($)	Number of Trane Shares Acquired on Vesting (#)	Value Realized on Vesting of Trane Shares[2] ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Frederic M. Poses	2,448,300	$97,461,325	631,984	$21,835,614	N/A	N/A
G. Peter D’Aloia	285,000	$11,373,442	0	$0	N/A	N/A
W. Craig Kissel	32,945	$1,327,438	48,233	$1,615,839	N/A	N/A
Lawrence B. Costello	50,000	$1,673,150	10,000	$295,410	N/A	N/A
Mary Elizabeth Gustafsson	31,317	$1,086,258	24,066	$278,750	N/A	N/A
Dale F. Elliott	50,000	$787,000	N/A	N/A	5,463	$202,131

1.	Value determined in each case is based on the price of the applicable common stock at the time the option was exercised.
2.	For Mr. Elliott, the value shown on the vesting of Trane RSUs represents the closing price of the Trane shares on the date they vested, October 31, 2007.

Pension Benefits

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)		(e)
Frederic M. Poses	Pension (Cash Balance) Plan	8.0	$28,047	[1]	$0
	Executive Supplemental Retirement Benefit Program (SERP)	8.0	$11,271,421	[2]	$0

G. Peter D’Aloia	Pension (Cash Balance) Plan	7.9	$27,140	[1]	$0
	Executive Supplemental Retirement Benefit Program (SERP)	7.9	$2,869,384	[2]	$0

W. Craig Kissel	Executive Supplemental Retirement Benefit Program (SERP)	27.4	$2,215,769	[2]	$0

Lawrence B. Costello	Pension (Cash Balance) Plan	7.6	$26,050	[1]	$0
	Executive Supplemental Retirement Benefit Program (SERP)	7.6	$1,269,236	[2]	$0

Mary Elizabeth Gustafsson	Executive Supplemental Retirement Benefit Program (SERP)	6.3	$268,873	[2]	$0

Mr. Kissel and Ms. Gustafsson do not participate in the Trane Inc. Pension Plan (referred to above as the “Pension (Cash Balance) Plan.)” Mr. Elliott is not shown in the Pension Benefits table because he did not participate in the Pension Plan or the SERP.

1.

The Pension (Cash Balance) Plan provides a benefit that is based upon certain pay credits to a participant’s notional account and notional earnings credits on the amounts (including prior earnings credits) credited to that notional account. A participant may receive distribution of his or her vested account balance upon termination of employment at any age. To determine the present values shown above, which were calculated as of December 31, 2007, we assumed that each of the Named Officers would receive a distribution of his account balance at age 65, regardless of when his employment terminates. Accordingly, we also assumed that each officer’s estimated account balance at December 31, 2007 would be credited annually, until age 65, with the same interest-crediting rate assumed in financial accounting projections as of the end of 2007 (4.5 percent). For purposes of determining the incremental benefit accrued by each of the Named Officers under the Pension (Cash Balance) Plan in 2007 (which is included in the Summary Compensation Table set forth above), we also assumed that each Named Officer’s estimated account balance at December 31, 2006 would have been credited annually, until age 65, with the same interest crediting rate assumed in financial accounting projections as of the end of 2006 (4.75 percent). The differences in these assumed rates of earnings resulted in an increase in the present value of such benefits at December 31, 2007 in addition to the effect of the officer’s additional services in 2007. In each case—that is, as of December 31, 2006 and December 31, 2007—we also discounted the amount of the projected age 65 account balance (as increased by the assumed notional earnings as described above) by the discount rate used in the Trane Inc. financial statements for purposes of determining the Company’s liabilities in respect of the Pension (Cash Balance) Plan for the same period (6.00 percent for 2007, and 6.00 percent for 2006).

2.	The benefit payable to the Named Officers under the SERP is initially determined as a life annuity payable commencing at age 65, and is reduced to take into account certain other compensation and benefits that are made available in respect of their services with the Company, as well as a portion of the Named Officer’s projected Social Security benefits. The present values shown above were calculated based on each officer’s accrued benefit through December 31, 2007, but payable at age 65. To commute a life annuity into a lump sum payable at age 65, we have used the mortality tables prescribed by the plan for this purpose and the lump sum discount rate used in developing financial statement information for the SERP (3.60 percent for 2007 and 4.00 percent for 2006). The lump sum so determined is then reduced by the value of each officer’s ESOP account. The value of each officer’s ESOP account at age 65 is assumed to be equal to the value of their ESOP account at December 31, 2006 or December 31, 2007, as applicable. Finally, since the lump sum is determined as of age 65, it must also be discounted from age 65 to December 31, 2007 (and December 31, 2006) using the discount rate used in Trane Inc. financial statements for purposes of determining its liabilities in respect of the SERP for the same period (5.75 percent for 2007 and 2006). The difference between the amounts determined as of December 31, 2007 and December 31, 2006 equal the value of the benefit earned under the plan for the year. For purposes of estimating the appropriate offset against the Named Officers’ accrued benefit under the SERP, their Social Security benefit payable at age 65 is based on the estimated benefit payable at age 65 but determined under the law in effect for 2007 or 2006 for calculations prepared as of December 31, 2007 and December 31, 2006, respectively. Benefits under the plan are vested after five years of service with the Company or after attainment of age 65 while employed by the Company.

Retirement Plans

As is described below, the Company maintains two actuarially determined defined benefit plans in which the Named Officers may participate—the Trane Pension Plan and the Executive Supplemental Retirement Benefit Program. Each Named Officer can elect to participate in the Trane Pension Plan, which is a tax qualified defined benefit cash-balance pension plan that is generally available to our employees. Each of the Named Officers except for Mr. Elliott, and most of our other executive officers elected to office prior to December 8, 2005, participate in the Trane Inc. Executive Supplemental Retirement Benefit Program, which is commonly called the “Supplemental Retirement Plan” or the “SERP”. The Supplemental Retirement Plan is maintained to provide select officers, including the Named Officers, retirement income that is not subject to the various limitations imposed on qualified plans, such as the Pension Plan, under the Code. The formula under the Supplemental Retirement Plan is what is commonly referred to as a final average pay formula. The rate of accrual applicable to a participant’s first 10 years of participation in the Supplemental Retirement Plan is 4 percent per year, which is above the rate commonly applied with respect to plans of this nature. This rate of accrual is applied because, in addition to addressing the limitations imposed on pension benefits for officers under the Code, the Supplemental Retirement Plan was initially adopted to attract “mid-career” executives from other employers, by providing them an attractive pension benefit and enabling them not to suffer a diminution in their pension benefits due to leaving their prior positions. The Company has frozen participation in the Supplemental Retirement Plan, effective as of December 8, 2005, but has afforded the Management Development and Compensation Committee discretion to compensate a newly hired executive for lost pension and/or other benefits through the Executive Savings Plan, which is a non-qualified defined contribution deferred compensation plan (described in greater detail below).

Supplemental Retirement Plan. The benefit payable under the Supplemental Retirement Plan is a lump sum amount equal to the present value of a monthly benefit, payable at age 65 and for the officer’s lifetime, determined under the following formula: (i) 4 percent of the officer’s average monthly compensation for each year of the officer’s service not in excess of 10 years of service; plus (ii) 1 percent of average monthly compensation times each year of the officer’s service accumulated after his or her first 10 years of service, up to a maximum of 20 years of additional service. Thus, the maximum monthly benefit (accrued based on 30 years of service) would be 60 percent of the average monthly compensation. A participant’s average monthly compensation is determined based on the average annual compensation for the highest three calendar years of the officer’s final 10 calendar years of employment. Compensation used in determining Supplemental Retirement Plan benefits includes only salary and annual bonus reflected in the Summary Compensation Table. The plan benefit is offset by certain other retirement benefits, including two times the value of the cumulative basic Company contributions to the executive officer’s ESOP account and Social Security benefits.

The present value of the formula benefit described above is determined using a specified mortality table and a discount rate that is the greater of (i) 120 percent of the annual interest rate used by the Pension Benefit Guaranty Corporation to value immediate annuities for plans terminating as of the date as of which the participant’s monthly pension payments would otherwise commence; and (ii) the average yield of long-term U.S. Treasury bonds issued during the one-month period ending one month before the date as of which the participant’s monthly pension payments would otherwise commence, as published in the Federal Reserve Bulletin under the heading “Composite Index: Over 10 Years (long-term).” Because this discount rate and the required mortality table differ from the corresponding factors used to determine the present value of these benefits for purposes of the Company’s financial statements, and we are required to use the assumptions applied in our financial statements to report the amounts in the above table, the amounts actually payable to a Named Officer in respect of the Supplemental Retirement Plan may be significantly more or less than the amount reported in that table. The Supplemental Retirement Plan permits a participant to receive his or her benefit prior to age 65, so long as such participant has completed five years of service and attained age 55; however, the SERP was amended in 2007 to allow participants (including Ms. Gustafsson) who were under age 55 to elect to receive a lump sum distribution six months following termination of employment, even if prior to age 55. The amount payable to a participant electing early retirement is reduced to reflect the early commencement of benefits. The reduction depends on the participant’s age at the date benefits commence. The reduced benefits generally range from 97 percent of the officer’s normal retirement benefit for commencement at age 64, to 40 percent of such normal retirement benefit for commencement at age 55.

Benefits under the Supplemental Retirement Plan are vested after five years of service or upon a participant attaining age 65 while in the Company’s employment. If a participant dies after his or her Supplemental Retirement Plan benefit vests but before he or she receives the benefit, his or her spouse is entitled to the benefit, but in a reduced amount. The five-year service requirement will be waived with respect to then current participants upon a change of control, and any participant whose employment is terminated without Cause or who terminates for Good Reason within two years following a change of control will receive two years additional age and service credit in determining their plan benefit. The plan cannot be amended to reduce benefits for two years following a change of control. A change of control is defined for purposes of the Supplemental Retirement Plan in the same manner as is described below for the Officers’ Severance Plan. To comply with the requirements of Section 409A of the Code, payment of a participant’s lump sum benefit under the Supplemental Retirement Plan is made six months after the officer’s retirement. A participant will receive interest on the lump sum payment for the six-month period that the payment was delayed at the same interest rate used to determine the present value of the plan benefit.

Pension Plan. The Company sponsors the Pension Plan, which is a cash balance, qualified defined benefit pension plan in which employees, including the Named Officers, may elect to participate. Employees who elect to participate in the Pension Plan receive a lesser matching contribution on their contributions under the Savings Plan than non-participating employees. A notional account is established under the Pension Plan for each participant. This account is credited each pay period with an amount equal to 3 percent of the participant’s eligible compensation, which was limited under the Federal tax laws to $225,000 for 2007. The notional account is also credited with interest at a rate equal to the annual yield on five-year treasury securities for the 12-month period ending August 31st of the prior year, not to exceed 8 percent. The normal form of benefit under the Pension Plan is a straight life annuity (or, in the case of married participants, a joint and survivor annuity) payable at normal retirement age, which is 65, or upon earlier termination of employment if the participant so elects. A participant may instead elect to receive a lump sum payment of the amount credited to his or her account at retirement or earlier termination of employment. Messrs. Poses, D’Aloia, and Costello have elected to participate in the Pension Plan.

Non-qualified Deferred Compensation

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY1 ($)	Registrant Contributions in Last FY2 ($)	Aggregate Earnings in Last FY3 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE[4] ($)
(a)	(b)	(c)	(d)	(e)	(f)
Frederic M. Poses	$0	$0	$199,712	$0	$2,358,759
G. Peter D’Aloia	$1,347,900	$0	$336,049	$0	$7,312,797
W. Craig Kissel	$0	$0	$353,364	$0	$1,251,673
Lawrence B. Costello	$938,200	$0	$111,597	$0	$4,407,171
Mary Elizabeth Gustafsson	$0	$0	$6,069	$0	$19,871
Dale F. Elliott	$0	$45,985	$0	$0	$45,985

1.	The column “Executive Contributions in Last FY” lists the amount of Mr. Costello’s and Mr. D’Aloia’s deferral of their annual and long-term incentive awards which were earned in the period ending 2007. These amounts are also included for 2007 in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
2.	The column “Registrant Contributions in Last FY” includes contributions to be made to Mr. Elliott’s account under the Supplemental Savings Plan and the Executive Savings Plan for 2007, which are included in the “All Other Compensation” column in the Summary Compensation Table.
3.

For Messrs. Poses and D’Aloia, the amount shown in the column, “Aggregate Earnings in Last FY,” reflects the amount credited to their interest bearing accounts under the Deferred Compensation Plan based on the notional earnings experience related to their aggregate balances during the last fiscal year. For Mr. Costello, the amount shown represents amounts credited to his interest bearing account under the Deferred Compensation Plan as well as appreciation on notional shares and dividend equivalents in his notional share account. The manner in which earnings are determined is described below. A portion of the interest credited on the aggregate balances of the identified officers (Mr. D’Aloia, $8,898 and Mr. Costello, $3,702) was characterized as above market interest, because the rate of interest credited on certain portions of the balances in the Deferred Compensation Plan for 2007 exceeded 120 percent of the “applicable federal rate,” which is a rate of interest established by the Treasury and used for certain tax purposes to assure that debt obligations bear at least a minimum rate of interest. This amount was reported as “above-market” interest in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column of the Summary Compensation Table. The remainder of the reported amounts was not required to be reported in the Summary Compensation Table. The amounts attributable to deferrals credited under the Deferred Compensation Plan prior to 2002 (including earnings on such amounts credited after 2001) are credited with interest under a predetermined formula. The formula driven rate of interest is equal to the prime rate of interest in effect at J.P. Morgan Chase (or any successor thereto) on the last business day of the previous calendar year, plus one percent. The amount shown for Mr. Kissel reflects the appreciation in value on shares and dividend equivalents resulting from payouts under the former Long-Term Incentive Compensation Plan and a former Supplemental Incentive Compensation Plan and held in a tax deferred executive trust. The amount shown for Mr. Kissel includes WABCO shares that were allocated to his accounts as a result of the WABCO spinoff. The amount shown for Ms. Gustafsson reflects the appreciation in value on notional shares and dividend equivalents credited to her account under the Supplemental Savings Plan.

4.	The amount reported in the column, “Aggregate Balance at Last FYE,” reflects the aggregate amount of all deferred accounts under the Deferred Compensation Plan, the accrued account balance for Ms. Gustafsson under the Supplemental Savings Plan and, in the case of Mr. Elliott, his accrued account balance under the Supplemental Savings Plan and the Executive Savings Plan. Column (f) also reflects the special payment to be made to Mr. D’Aloia in respect of the Company’s failure to award his stock options at the times required under his employment agreement, and the account balance credited to Mr. Kissel under prior incentive compensation plans maintained by the Company under which the earned amounts were paid in shares of the Company’s common stock into a tax deferred trust payable to Mr. Kissel following his termination of employment. These amounts are not payable for their last year’s services, but rather largely reflect accruals or earnings or voluntary elective deferrals made in years prior to 2007. The amounts credited to the Named Officers for 2007 are the sum of the amounts reported in columns (b), (c) and (d).

Deferred Compensation Plan

The Company’s Deferred Compensation Plan permits certain executives, including the Named Officers, to defer receipt of all or part of their long-term and annual incentive awards, and portions of base salary or commissions into either an interest bearing account or notional shares of Company stock, as elected by the participant at the time he or she makes the election to defer the compensation. Once allocated to the interest account or the stock account, a participant may not change the manner in which the amounts deferred are deemed invested. The Deferred Compensation Plan provides that the Company may also make discretionary contributions (including discretionary matching contributions) in addition to the amounts electively deferred by the executives who choose to participate; however, in 2007, the Company made no such contributions under the Deferred Compensation Plan in respect of any of the Named Officers.

All amounts credited to the interest account after 2001 are credited with interest at a rate established from time to time by the Company. Amounts attributable to deferrals credited under the Deferred Compensation Plan prior to 2002 (including earnings on such amounts credited after 2001) are credited with interest under a predetermined formula. The formula driven rate of interest is equal to the prime rate of interest in effect at J.P. Morgan Chase (or any successor thereto) on the last business day of the previous calendar year, plus one percent. Participants are eligible to defer up to a maximum of 50 percent of annual base salary and 100 percent of the AIP and LTIP.

For 2007, consistent with prior practices, the interest rate applicable with respect to post-2001 amounts was established based on the Company’s cost of borrowing plus one percent determined during the prior December. This method produced an interest-crediting rate for 2007 of 6.12 percent. Because the applicable federal rate for December 2007 was low in comparison to other measures of then prevailing interest rates, the interest rate established for 2007 was above 120 percent of the applicable federal rate as in effect at such time by .23 percent. Accordingly, the interest related to this “excess” rate is required to be characterized as “above-market” interest, even though it was established based on a reasonable measure of what was, at the time it was established, a market rate of interest.

Distributions are made from the Deferred Compensation Plan according to a payment schedule chosen by the participant at the time he or she makes the election to defer payment of the compensation. The participant may generally choose to receive a distribution upon termination of service as an employee or director (or, in the case of post-2004 deferrals payable to the Company’s employees, six months following such termination of employment, if required to avoid the imposition of an additional tax under Section 409A of the Internal Revenue

Code), in a schedule of payments over a fixed period of time following such a termination of service or at specified date or dates. Participants may change the manner of distribution with respect to deferrals related to periods prior to 2005, subject to certain limitations (such as a requirement that the change must be made at least a year in advance of the time at which the distribution would otherwise have been made, and cannot accelerate the timing of any such distribution). Elections with respect to post-2004 deferrals may be made only in accordance with the requirements of Section 409A of the Code, which generally requires, among other things, that any change in the timing of any distribution may not accelerate the timing of any such payment and must defer commencement of any such distribution for a period of at least five years from the date it would otherwise have been made. Upon the occurrence of a change of control (as defined in the manner described below in respect of the Officers’ Severance Plan), any unvested Company contributions to the Deferred Compensation Plan vest and all obligations under the Plan must be fully funded by the Company. In the event of a merger or other change in capital structure, the Plan Administrator will make an appropriate adjustment to the number of notional shares credited to the accounts of participants.

Executive Savings Plan

The Executive Savings Plan is a defined contribution excess plan which became effective on January 1, 2006 and is designed to compensate participants for IRS limits on the amount of compensation eligible for employer contributions under the Company’s tax qualified retirement plans. All officers elected on or after December 8, 2005, other than the positions of Vice President and Controller, Vice President and Treasurer and Vice President and General Auditor, shall be eligible to receive a basic Company contribution and a matching Company contribution to the Plan. Because each of them participates in the Supplemental Retirement Plan, none of the Named Officers other than Mr. Elliott participated in the Executive Savings Plan in 2007.

The basic contribution is a percentage of the individual’s eligible compensation equal to the basic Company contribution under the ESOP, which is currently three percent, and the matching contribution will be a percentage of the participant’s eligible compensation equal to the maximum matching contribution under the Savings Plan, which is currently six percent. The amount of compensation eligible for basic and matching contributions under the Executive Savings Plan is the amount of compensation in excess of annual compensation eligible for employer contributions under the Supplemental Savings Plan, which, as of January 1, 2007, was $250,000. The MDC may determine that certain executive officers and other executives are eligible for a transitional benefit under the Plan to compensate them for the shortfall between their projected pension benefit under a previous employer’s pension plans and the sum of their accrued benefit under the previous employer’s plans and their projected benefits under the Company’s retirement plans. Transition benefits shall be in the form of transitional contributions equal to a percentage of the executive’s Executive Savings Plan eligible compensation in such amounts and for such period of time as the MDC determines is appropriate under the circumstances in accordance with Plan provisions. Basic, matching and transitional contributions will be credited to a participant’s Plan account and deemed invested in those investment options selected by each participant in accordance with rules established by the Plan Administrator from a group of investment options designated by the Company’s Vice President and Treasurer. Unlike the Supplemental Retirement Plan, where the amount of the benefit payable at retirement is determined by a formula, the benefit payable under the Executive Savings Plan will be determined by the experience of the investment options to which participants direct their Company contributions.

Basic and matching contributions under the Executive Savings Plan will vest after five years of service with the Company. Transitional contributions will be vested when made unless the MDC determines otherwise. In the event of a change of control of the Company (as defined in the manner described below with respect to the Officers’ Severance Plan), all contributions shall fully vest and the Company shall become obligated to fully fund all accrued benefits under the Plan through a grantor trust. Additionally, accelerated vesting was provided for Mr. Elliott (who was the only affected participant) in connection with the sale of the Bath and Kitchen business. Contributions and associated earnings will be subject to forfeiture if a participant leaves the Company before the contribution is vested or, at the discretion of the MDC, if the participant engages in certain behavior deemed injurious to the Company. Participants will receive a distribution of their Executive Savings Plan account balance in a lump sum 30 days after they terminate their employment with the Company, except that any key employees within the meaning of Section 409A of the Code will have their distribution delayed until six months after their employment terminates for any reason other than death or disability.

Supplemental Savings Plan

The Supplemental Savings Plan is an unfunded plan that provides Company contributions to compensate participants in the Company’s qualified retirement plans for employer contributions lost under those plans as a result of the limitations imposed by Section 401(a)(17) of the Code (the “IRS Limits”) on the amount of compensation eligible for employer contributions. Participants include all elected officers who do not participate in the Supplemental Retirement Plan as well as non-officers whose eligible compensation exceeds the IRS Limits. Because each of them participates in the Supplemental Retirement Plan, none of the Named Officers other than Mr. Elliott participated in the Supplemental Savings Plan in 2007. Ms. Gustafsson has an accrued account balance (and is therefore credited with earnings) under this Plan that relates to her service with the Company prior to her becoming a participant in the Supplemental Retirement Plan.

The limit on annual compensation that is eligible for Company contributions under the Supplemental Savings Plan is $250,000. Participants in the ESOP and Savings Plan are credited annually under the Supplemental Savings Plan with share equivalents of Trane stock in an amount that is meant to compensate them for employer contributions to the ESOP and Savings Plan that are lost due to the IRS Limits. Participants are credited quarterly with dividend share equivalents in their notional share account. Participants in the Pension Plan are credited annually with cash in an amount intended to compensate them for employer contributions to the Pension Plan that are lost due to the IRS Limits. The cash contributions earn interest at the same rate used to credit cash balances in the Pension Plan. Contributions are made annually. In order to receive a Plan allocation for a given year, participants must be employed with the Company on December 31 of that year; however, the Plan was amended in 2007 to allow allocations to Bath and Kitchen participants, including Mr. Elliott, whose employment terminated in 2007 as a result of the sale of the Bath and Kitchen business. There is a three-year vesting requirement for participants hired on or after January 1, 2004. Accelerated vesting, however, was provided to any participant (including Mr. Elliott) whose employment was terminated in connection with the sale of the Bath and Kitchen business. Within 45 days after termination of employment (subject to a six-month delay if required under Section 409A of the Code), participants receive a distribution from the Supplemental Savings Plan, in shares with respect to their vested share account balances and in cash with respect to their vested cash account balances. The Plan is designed as a parallel excess plan within the meaning of the NYSE rules regarding shareholder approval of equity compensation plans. In the event of a merger or other change in capital structure, the Plan Administrator will make an appropriate adjustment to the number of notional shares credited to the accounts of participants.

Ms. Gustafsson’s balance in the Supplemental Savings Plan is invested entirely in notional shares of the Company and the benefit payable to her will be entirely in shares. Accordingly, she has no investment choice with respect to amounts credited under the Supplemental Savings Plan.

Corporate Officers’ Severance Plan

Each of the Named Officers, except for Mr. Poses and Mr. Elliott, is eligible to participate in the Corporate Officers’ Severance Plan (“Officers’ Severance Plan”). Mr. Poses has agreed that he is not eligible for the benefits available under the Officers’ Severance Plan after December 31, 2007. Mr. Elliott’s employment was terminated on October 31, 2007, under circumstances which entitled him to receive the severance benefits payable under the Officers’ Severance Plan, as modified by his employment agreement (and such benefits are reported in the column “All Other Compensation” in the above Summary Compensation Table). The Officers’ Severance Plan provides that any eligible officer whose employment is involuntarily terminated by the Company without Cause or who leaves the Company for Good Reason will be paid a lump sum amount equal to two times the executive officer’s annual base salary at the time of termination or departure, plus one times such officer’s then current AIP target award. The Officers’ Severance Plan also provides that a terminated officer is entitled to receive a prorated AIP target award for the year of termination (to the extent not payable under the AIP or otherwise). In addition, group life and group medical coverage will be continued for up to 24 months (36 months, in the case of the chief executive officer), following the officer’s termination or departure. The Officers’ Severance Plan provides for reimbursement of financial planning services of up to $5,000 if such expenses are submitted within one year of the participant’s termination of employment. Payment of some or all of these amounts may be delayed for six months following an officer’s termination of employment, or the period over which welfare benefits are provided to the chief executive officer may be shortened, to the extent required to avoid subjecting the participant to additional taxes or accelerated income recognition under Section 409A of the Code. Officers who retire at the age of 65 are not eligible for payments under the Officers’ Severance Plan.

For purposes of the Officers’ Severance Plan, “Cause” means a participant’s (1) willful and continued failure substantially to perform his or her duties with the Company or any subsidiary after a demand for substantial performance is made identifying the manner in which it is believed that such participant has not substantially performed his or her duties and such participant is provided a period of thirty days to cure such failure, (2) conviction of, or plea of nolo contendere to, a felony, or (3) the willful engaging by such participant in gross misconduct materially and demonstrably injurious to the Company or any subsidiary or to the trustworthiness or effectiveness of the participant in the performance of his or her duties. Under the Officers’ Severance Plan, Good Reason is defined to mean the occurrence of any of the following events, without the written consent of the participant, so long as the participant actually terminates employment within 90 days of the occurrence of such event:

1.	an adverse change in the participant’s position or status as an executive or a material diminution in the participant’s duties, authority, responsibilities or status;

2.	relocation of the participant’s principal place of employment to a location that is at least 30 miles further from the participant’s principal residence than such participant’s current principal place of employment;

3.	a reduction by the Company or a subsidiary in such participant’s base salary;

4.	the taking of any action by the Company or a subsidiary (including the elimination of a plan without providing substitutes therefor or the reduction of such participant’s award thereunder) that would substantially diminish the aggregate projected value of such participant’s award opportunities under the Company’s or such subsidiary’s incentive plans in which he or she was participating at the time of the taking of such action;

5.	the taking of any action by the Company or a subsidiary that would substantially diminish the aggregate value of the benefits provided to the participant under the Company’s or such subsidiary’s medical, health, accident, disability, life insurance, thrift and retirement plans in which he or she was participating at the time of the taking of such action (unless resulting from a general change in benefits applicable to all similarly situated employees of the Company and its affiliates); or

6.	any purported termination by the Company or such subsidiary of the participant’s employment that is not a termination for Cause.

However, a participant may not terminate his or her employment for Good Reason on account of any of the events or actions described in items 3, 4 and 5 above and occurring prior to a change of control, if such event or action is part of a cost savings program and any adverse consequences for the executive of such events or action applies proportionately to all similarly situated executives. In all cases a termination for Good Reason shall not have occurred unless the executive gives the Company written notice of the event constituting Good Reason within 60 days of this occurrence and the Company fails to cure the event within thirty days of receipt of such notice.

The table set forth below illustrates the amount of severance benefits and the value of continued welfare benefits that would have been payable to each of the Named Officers (except Mr. Elliott, for whom the actual amount of severance benefits payable in connection with his termination of employment in 2007 is listed above in the Summary Compensation Table) if his or her employment had been terminated by the Company without Cause or by him or her for Good Reason on December 31, 2007 and prior to the occurrence of a change of control. In the case of Mr. Poses, as he contractually agreed prior to December 31, 2007 that he would no longer be eligible for benefits under the Officers’ Severance Plan, the amount of severance benefits listed is based on the payments that would have been due under such circumstances under the terms of his amended employment agreement with the Company. In the case of all the Named Officers except for Ms. Gustafsson, no amount is shown for a prorated annual incentive plan target payment under the Officers’ Severance Plan, since each of them would be eligible to receive a prorated AIP award as retirees under the Omnibus Plan and therefore would not be eligible for the payment under the Officers’ Severance Plan.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

SEVERANCE BENEFITS

Name	Cash Severance Benefit	Value of Continued Welfare Benefits and Financial Planning Reimbursement		Total Value of Termination Benefits Payable
(a)	(b)	(c)		(d)
Frederic M. Poses	$1,250,000	$0	*	$1,250,000
G. Peter D’Aloia	$1,620,000	$22,447		$1,642,447
W. Craig Kissel	$1,417,500	$29,166		$1,446,666
Lawrence B. Costello	$1,147,500	$21,713		$1,169,213
Mary Elizabeth Gustafsson	$1,204,500	$27,258		$1,231,758

*	Column (c) reflects the estimated value of Company-provided group life and group medical coverage for two years and reimbursement of financial planning services of up to $5,000 for one year. By reason of his remaining in the Company’s employ through December 31, 2007, Mr. Poses earned the right to receive certain post-retirement benefits regardless of when his employment terminates or the reason for such termination. These benefits include: (i) use of office space in the Company’s New York office or comparable office space in New York, with Company-provided secretarial support, for the five-year period beginning six months after the date of retirement; (ii) reimbursement for financial planning expenses incurred during the same five-year period up to a maximum of $10,000 per year; and (iii) the Company’s payment for a buy-out of the lease for Mr. Poses’ Company-provided car. The Company estimates that the aggregate cost of providing these post-retirement benefits will be approximately $1,500,000.

The amounts listed in the above table are estimates of the amounts that would have been payable in the event that the employment of each of the Named Officers listed in such table was terminated on December 31, 2007 under circumstances which would have entitled such Named Officer to receive termination benefits under the Officers’ Severance Plan (or, in the case of Mr. Poses, under his amended employment agreement). The actual amounts payable in the event that any such Named Officer does incur a qualifying termination will likely be different from the amounts shown above, depending on the Named Officer’s then current compensation at the date of such termination.

Change of Control Benefits

Under the Omnibus Plan, in the event of a change of control of the Company (as defined in the manner described below in respect of the Officers’ Severance Plan), any outstanding stock options or stock appreciation rights will become immediately exercisable and may be cashed out at the discretion of the MDC, and the restricted period shall lapse as to any outstanding restricted stock or restricted units. Subject in the case of certain stock options to limitations required to comply with conditions imposed under federal income tax laws, any cash-out will occur using a change of control settlement value that is based on the highest price of the stock prevailing during the 60-day trading period immediately preceding the occurrence of the event that gives rise to a change of control. However, in the event the change of control is in the form of a merger, such as the proposed acquisition by Ingersoll Rand, the change of control settlement value is based on the highest per share price paid for shares of the Company in the merger transaction. Notwithstanding the foregoing, no acceleration of exercisability, vesting or cash settlement will occur if the MDC determines, prior to the change of control, that any stock option, stock appreciation right, restricted share or restricted unit will be replaced or otherwise honored by the new employer on terms that ensure the participant is not adversely affected. Upon a change of control, all performance periods for annual incentive and long-term incentive awards shall end, and awards shall become payable at target levels, prorated for the portion of the performance period completed prior to the change of control. Under the Omnibus Plan, any participant whose employment is terminated other than for Cause on or after the date the Company’s shareholders approve a change of control, but before the change of control occurs, will receive the same benefits as though he or she remained employed until the change of control. All outstanding awards granted under the 1995 Stock Incentive Plan are vested, but in a change of control may be cashed-out, at the discretion of the participant, in which case the amount of such cash-out will be determined (except in the case of incentive stock options and options subject to Section 409A of the Code) using the change of control settlement value described above with respect to awards under the Omnibus Plan.

The Officers’ Severance Plan also entitles a participant to receive an additional “excise tax gross-up” payment following a change of control, if required, to compensate the participant for any excise taxes imposed under the Code on certain compensation received on account of a change of control. The Officers’ Severance Plan provides that it cannot be amended in a manner that would reduce benefits for two years following a change of control and no amendment will be effective if a change of control occurs within six months following the amendment. As noted above, prior to December 31, 2007, Mr. Poses agreed that he would no longer be eligible for the benefits under the Officers’ Severance Plan, and the amounts listed below reflect the severance benefits that would have been payable to him under his new agreement, if his employment had terminated on December 31, 2007. The table set forth below illustrates the amount that would be payable for each of the Named Officers (except Mr. Elliott, whose employment has terminated and who is no longer entitled to any additional compensation by reason of a change of control) in the event of a change of control regardless of whether he or she incurs a qualifying termination before or after a change of control. It also includes an estimate of the amount that would be payable as an excise tax gross-up pursuant to the Officers’ Severance Plan in respect of the payments under this plan and any other payments to the Named Officer in respect of his or her services to the Company that would be treated as excess parachute payments under the applicable provisions of the federal income tax laws, assuming that the Named Officer incurred a termination of employment on December 31, 2007 that entitled him or her to receive severance benefits under the Officers’ Severance Plan and that occurred following the occurrence of a Change of Control. It further includes an estimate of the full value of the acceleration of vesting of any unvested awards outstanding on December 31, 2007 under the Omnibus Plan and the 1995 Stock Incentive Plan, and the value of the two years of additional service credit that would be provided to the Named Officers in such circumstances under the Supplemental Retirement Plan.

It should be noted that this table is provided in accordance with the requirements of Item 402 of Regulation S-K, and the amounts listed in the table are only estimates of the amounts that would have been payable in the event that a change of control had occurred on December 31, 2007, based on the assumptions described above. This table does not attempt to calculate the amounts that could be payable to any of the Named Officers in connection with the consummation of the proposed acquisition of the Company by Ingersoll Rand, including in the event that such Named Officer should qualify for severance benefits (to the extent available) under the Officers’ Severance Plan. For example, it is anticipated that, after December 31, 2007 and prior to the consummation of the proposed merger (if approved by shareholders), additional stock option awards will become vested due to the passage of time, annual incentive awards in respect of 2007 and long-term incentive awards in respect of 2005-2007 shall have been paid, excise tax calculations will be determined including the actual compensation payable to each of the affected Named Officers in 2007 and, in the case of Mr. Poses, he will have received base salary for 2008 services that will substantially reduce, if not eliminate, any severance benefits that could otherwise be payable to him under the terms of his new employment agreement. Additionally, the value used in determining the amounts provided in respect of still unvested equity awards will be based on the value of the consideration received by shareholders in the merger, which will vary based on the value of the Ingersoll Rand shares to be received in such merger, and likely to be different from the closing price of the Company’s stock on December 31, 2007.

The table set forth below illustrates the amount that would be payable for each of the Named Officers (except Mr. Elliott, whose employment has terminated and who is no longer entitled to any additional compensation by reason of a change of control) in the event of a change of control.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

CHANGE OF CONTROL BENEFITS

Name	Total Value of Termination Benefits Payable	Total Value of Equity Acceleration	Value of Incremental Service Credits Under Supplemental Retirement Plan	Excise Tax Gross-Up Payment	Other Incremental Benefits Payable	Total of Incremental Benefits Payable Due to a Change of Control
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Frederic M. Poses	$1,250,000	$44,030	$0	$0	$0	$44,030
G. Peter D’Aloia	$1,642,447	$5,272,121	$1,236,470	$0	$0	$6,508,591
W. Craig Kissel	$1,446,666	$4,398,530	$1,231,955	$0	$0	$5,630,485
Lawrence B. Costello	$1,169,213	$2,636,105	$838,146	$0	$0	$3,474,251
Mary Elizabeth Gustafsson	$994,508	$1,794,563	$99,881	$0	$943,917	$2,835,361

To the extent relevant, amounts in the above table were calculated assuming that the price paid for the Company’s common stock in connection with the assumed change of control was $46.71 for Trane Inc. and $50.09 for WABCO Holdings Inc., which were the respective closing prices of each such stock on December 31, 2007. The amount in the above table with respect to the “Total Value of Equity Acceleration” includes in the case of all vested options, the incremental amount, if any, that would be payable in respect of such vested options were each to be cashed-out in accordance with the terms of the Omnibus Plan and the 1995 Stock Incentive Plan using the change of control settlement value described above. The highest trading price for Trane’s common stock during the sixty day period ending December 31, 2007 was $46.74, which was the price used to calculate the change of control settlement value for purposes of the table above. Given the nature of the proposed merger with Ingersoll Rand, the settlement value will not result in any additional value being payable to optionholders in excess of the value that will be received by shareholders if the merger is consummated.

Column (b) of the above table repeats the value calculated in the immediately preceding table as the “Total Value of Termination Benefits Payable” in respect of a qualifying termination under the Officers’ Severance Plan. These termination payments would be available to each of the Named Officers on the same basis regardless of whether he incurs a qualifying termination before or after a change of control. However, in the case of Ms. Gustafsson, one times her AIP target would be payable under the Omnibus Plan in the event of a change of control, thereby offsetting her severance by the same amount.

Column (c) of the above table represents an estimate of the incremental value related to a change of control cash-out of any exercisable options and the acceleration and cash-out value of any unexercisable equity awards outstanding on December 31, 2007 under the Omnibus Plan. The number of exercisable and unexercisable equity awards are represented in columns (c) and (d) of the “Outstanding Equity Awards at Fiscal Year-End” table on page 120. All of Mr. Poses’ outstanding stock options had become fully vested and exercisable in accordance with their terms on or before December 31, 2007.

Column (d) of the above table represents the value of the two years of additional age and service credit that would be provided to the Named Officer in such a circumstance under the Supplemental Retirement Plan. As noted above, Mr. Poses is not eligible to receive the SERP enhancement.

Column (e) of the above table illustrates that, if each of the Named Officers other than Mr. Poses had been terminated on December 31, 2007 following a change of control and under circumstances that entitled him or her to receive severance benefits under the Officers’ Severance Plan, and Mr. Poses had received the full minimum payment provided for under his new employment agreement, none of the Named Officers would have been subject to the so called “golden parachute” excise tax and accordingly none would have received any gross-up payment under the Officers’ Severance Plan.

Column (f) of the above table represents an estimate of the incremental pro-rata target awards under all in-progress performance cycles for annual and long-term incentive awards that would be payable on account of a change of control. No amounts are included for any of the Named Officers other than Ms. Gustafsson, as each of these other Named Officers was retirement eligible as of December 31, 2007, and, therefore, would have been entitled to receive prorated annual and long-term incentive awards pursuant to the Omnibus Plan upon their voluntary retirement on such date, regardless of whether a change of control had occurred. For Ms. Gustafsson, these amounts represent $237,250, $347,500, $237,500 and $121,667 for the 2007 Annual Incentive Plan, 2005-2007, 2006-2008, and 2007-2009 LTIP performance cycles, respectively.

For purposes of the Officers’ Severance Plan (and generally for each of the Company’s other compensatory executive compensation plans that provide special change of control benefits or protection), a “Change of Control” is defined to include the occurrence of any of the following events: (i) a person (other than the Company, any Subsidiary or any employee benefit plan maintained by the Company or any subsidiary) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 20 percent or more of the combined voting power of the Company’s then-outstanding securities (or 25 percent to the extent that, prior to meeting the 20 percent threshold, the non-management members of the board unanimously adopt a resolution consenting to such acquisition by such beneficial owners); (ii) during any consecutive 24-month period, individuals who at the beginning of such period constitute the board, together with those individuals who first become directors during such period (other than by reason of an agreement with the Company or the board in settlement of a proxy contest for the election of directors) and whose election or nomination for election to the board was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the board; (iii) the consummation of any merger, consolidation, recapitalization or reorganization involving the Company, other than any such transaction immediately following which the persons who were the beneficial owners of the outstanding voting securities of the Company immediately prior to such transaction are the beneficial owners of at least 55 percent of the total voting power represented by the voting securities of the entity surviving such transaction or the ultimate parent of such entity in substantially the same relative proportions as their ownership of the Company’s voting securities immediately prior to such transaction; provided that, such continuity of ownership (and preservation of relative voting power) shall be deemed to be satisfied if the failure to meet such threshold (or to preserve such relative voting power) is due solely to the acquisition of voting securities by an employee benefit plan of the Company, such surviving entity, any subsidiary or any subsidiary of such surviving entity; (iv) the sale of substantially all of the assets of the Company to any person other than any subsidiary or any entity in which the beneficial owners of the outstanding voting securities of the Company immediately prior to such sale are the beneficial owners of at least 55 percent of the total voting power represented by the voting securities of such entity or the ultimate parent of such entity in substantially the same relative proportions as their ownership of the Company’s voting securities immediately prior to such transaction; or (v) the shareholders of the Company approve a plan of complete liquidation or dissolution of the Company.

However, in the case of certain plans (such as the Deferred Compensation Plan, and the previously effective long-term incentive plans under which amounts earned were deferred until termination of the executive’s employment) that provide for distribution of amounts subject to Section 409A of the Code, a Change of Control is defined as required to comply with the requirements of such Section 409A in respect of distributions permitted to be made upon a Change of Control without the imposition of an additional rate of income taxation on the participant.

The Change of Control Severance Plan provides severance benefits to those executive grade employees of the Company who do not participate in the Officers’ Severance Plan in the event their employment is involuntarily terminated by the Company without Cause or they leave the Company for Good Reason within two years of the occurrence of a change of control (as defined in the manner described above relating to the Officers’ Severance Plan). Accordingly, none of the Named Officers participates in the Change of Control Severance Plan. Severance benefits provided include one year’s base salary and one current AIP target award, continuation of group medical and group life coverage for up to one year and outplacement services. The AIP target award will not be payable to the extent it is payable under the AIP or otherwise, and payments under the Change of Control Severance Plan will be reduced to the extent necessary to prevent them being subject to excise taxes under the Internal Revenue Code. Payment of some or all of the benefits payable under the Change of Control Severance Plan may be delayed for six months following the participant’s termination of employment if required to avoid the imposition on the participant of additional taxes or accelerated income inclusion under Section 409A of the Internal Revenue Code.

Executive Agreements

Frederic M. Poses Mr. Poses serves as Chairman and Chief Executive Officer of the Company. He and the Company were parties to an employment agreement that ran through December 31, 2007. This employment agreement provided that, if Mr. Poses remained in the Company’s employment through December 31, 2007, the independent members of the Board would determine the extent of Mr. Poses’ eligibility for a discretionary performance bonus of up to $2.5 million, payable on or within 10 days after April 1, 2008, based on their assessment of his success in developing both a strategic long-term plan for the Company and a transition plan for his succession. As noted in the Compensation Discussion & Analysis section above, the independent members of the Board authorized payment to Mr. Poses of the maximum bonus amount. This agreement also contained provisions relating to protection of the Company’s confidential information and intellectual property, as well as for non-solicitation of Company employees and non-competition during his employment period and for one year following termination of employment, that continue in effect.

In December 2007, in contemplation of the proposed merger with Ingersoll Rand, Trane entered into an agreement with Mr. Poses to extend his term of employment as Chief Executive Officer for a period up to and including June 30, 2008. Under this extension, Mr. Poses will continue to serve as Chief Executive Officer of Trane until June 30, 2008 or such earlier date as the Board of Directors specifies. Commencing January 1, 2008, Mr. Poses’ base salary was increased to a monthly rate of $416,666.66. If Mr. Poses’ employment terminates prior to March 31, 2008 for any reason other than his voluntary termination or a termination by the Company for Cause (as such term is defined in the Company’s Corporate Officers’ Severance Plan), Trane will pay him an amount equal to the excess, if any, of $1,250,000 over the amount actually paid to Mr. Poses as base salary for his services in 2008. Mr. Poses will also continue to participate in the employee benefit plans and programs generally made available to employees of Trane and shall receive such perquisites as are otherwise made available to senior officers of Trane. Mr. Poses will not receive any other compensation for his services during this extended period of employment. He will not receive or be eligible for any other bonus or supplemental cash payment, any grant or any additional service credits in respect of any long-term incentive plan and will not be granted any additional stock option or other equity or equity-based grants. At the end of such services, regardless of when occurring or the reason for his termination, Mr. Poses will not be entitled to any severance or termination benefits other than the minimum payment described above if his continued period of employment ends before March 31, 2008.

Mr. Poses will receive certain post-retirement benefits, including: (i) use of office space in the Company’s New York office or comparable office space in New York, with Company-provided secretarial support, for the five-year period beginning six months after the date of retirement; (ii) reimbursement for financial planning expenses incurred during the same five-year period up to a maximum of $10,000 per year; and (iii) the Company’s payment for a buy-out of the lease for Mr. Poses’ Company-provided car. The Company estimates that the aggregate cost of providing these post-retirement benefits will be approximately $1,500,000.

G. Peter D’Aloia Mr. D’Aloia serves as Senior Vice President and Chief Financial Officer of the Company. Based on an employment agreement entered into on December 3, 1999, Mr. D’Aloia will receive an annual base salary of at least $400,000 and participate in the Company’s annual and long-term incentive programs. During his first two years of employment, he was entitled to receive an annual incentive award of at least $300,000 and a long-term incentive award of at least $200,000. He also participates in the other benefit plans available generally to the Company’s corporate officers.

When he joined the Company, Mr. D’Aloia was granted 300,000 stock options with an exercise price equal to the fair market value of the common stock on February 1, 2000, the date his employment began. Additionally, the employment agreement provides that Mr. D’Aloia is to receive annually a stock option grant covering not less than 150,000 shares of common stock. Due to an adjustment in the Company’s general option grant practice, Mr. D’Aloia received grants covering 129,000 shares in February, 2003 and 108,000 shares in February, 2004. On July 7, 2004, the MDC approved, and Mr. D’Aloia received, a special stock option grant covering 28,000 shares, to offset his reduced grants in 2003 and 2004. In addition, Mr. D’Aloia will receive a cash payment of approximately $290,000 upon his retirement, representing the difference in exercise price between the July 7, 2004 grant and the earlier grants. On February 2, 2005, the MDC approved and Mr. D’Aloia received a second special stock option grant covering 35,000 shares to complete the offset to his reduced grants in 2003 and 2004, of which 21,000 of the options vested and became exercisable on February 2, 2006 and 14,000 became vested and exercisable on February 2, 2007. Mr. D’Aloia will receive an additional cash payment of approximately $377,000 following his retirement, representing the difference in exercise price between the February 2, 2005 grant and the earlier grants.

Dale F. Elliott Under the terms of an employment agreement entered into effective as of August 29, 2006, Mr. Elliott received a base salary of $500,000 and was eligible to participate in the Company’s annual incentive program with a target award of 100 percent of his base salary. Mr. Elliott’s 2006 AIP award was prorated at 33 percent with a guaranteed payment of $166,667 for 2006. He was also eligible to participate in the Company’s long-term incentive program with a target award of 100 percent of base salary, a guaranteed payment of $166,667 for the 2004-2006 performance cycle and full participation in the 2005-2007 and 2006-2008 cycles. So long as Mr. Elliott did not terminate his employment with the Company in 2007, he was guaranteed cash compensation for 2007 of not less than $1,000,000 from the combination of his base salary, 2007 AIP award and 2005-2007 LTIP award. Under his agreement, Mr. Elliott received a stock option grant of 50,000 shares of the Company’s common stock under the terms of the Company’s Omnibus Plan. The agreement provided that he would participate in the Officers’ Severance Plan, provided that any severance payable to him was to be limited to two times base salary and one times his annual incentive plan target, but not to exceed a maximum of $1,500,000. The agreement also provided that Mr. Elliott would participate in the Company’s benefit programs applicable to senior executives and be eligible for a temporary executive housing allowance and personal travel allowance for up to two years pending his relocation. Mr. Elliott’s agreement terminated upon his leaving the Company due to the sale of the Bath and Kitchen business.

Director Compensation

The CGNC recommends to the full Board of Directors the compensation of the Company’s non-management directors, including the level of stock awards and stock option grants that should be made annually to such directors. The full Board of Directors must approve any change to the compensation payable to the Company’s non-management directors, whether in the form of cash or equity awards. The Board of Directors has responsibility for administering the Company’s 2002 Omnibus Incentive Plan (the “Omnibus Plan”) in respect of the Company’s non-management directors. Neither the CGNC nor the Board of Directors has delegated any of its responsibilities regarding the compensation of the Company’s non-management directors.

The CGNC annually reviews the aggregate compensation payable to the Company’s non-management directors to determine that the level of stock awards and the size of stock option grants made under the Omnibus Plan and the amount of cash compensation payable in respect of the annual retainer fee, the meeting attendance fees and the fees for service as a chair of the standing committees of the Board continue to be appropriate and consistent with the practices generally applicable at public companies of comparable size and in similar industries. As part of this review, the CGNC considers whether the allocation between cash and equity-based compensation continues to be appropriate. In connection with this annual review, the CGNC may request from time to time that the independent compensation consultant retained by the Management Development and Compensation Committee with respect to its responsibilities regarding executive compensation matters, Frederic W. Cook & Co., review the pertinent data and advise on the competitiveness and appropriateness of the Company’s compensation arrangements for its non-management directors. The CGNC also seeks input from the Chairman and Chief Executive Officer and Senior Vice President, Human Resources of the Company with respect to any recommendations that it may make regarding changes to the compensation program for non-management directors, but no other executive officer has any substantive role in the setting of such compensation.

Set forth below is information concerning the compensation for 2007 for the non-management Directors of the Company.

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards[2] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3] ($)	All Other Compensation[4] ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Steven E. Anderson	$96,000	$35,000	$118,603	$0	$25,952	$275,555
Jared L. Cohon	$79,000	$35,000	$118,603	$332	$342	$233,277
Paul J. Curlander	$80,000	$35,000	$114,978	$0	$0	$229,978
Steven F. Goldstone	$90,000	$35,000	$118,603	$0	$0	$243,603
Kirk S. Hachigian	$78,000	$35,000	$79,465	$0	$0	$192,465
Edward E. Hagenlocker	$84,000	$35,000	$118,603	$0	$0	$237,603
James F. Hardymon	$28,000	$35,000	$(404)[5]	$0	$0	$62,596
Ruth Ann Marshall	$75,000	$35,000	$118,603	$0	$63	$228,666
Dale F. Morrison	$74,000	$35,000	$79,465	$0	$0	$188,465

1.	In accordance with FAS 123R, this amount reflects the grant date fair value of the reported stock awards granted under the Supplemental Compensation Plan for Outside Directors (the “Directors’ Plan”) based on the closing price of the Company’s stock on the day prior to the annual meeting. The aggregate number of stock awards credited to each of the directors listed above is shown in the table on page 138.

2.	This amount reflects the dollar amount recognized in 2007 for financial statement reporting purposes in accordance with FAS 123R with respect to stock options granted in 2007, and the dollar amount required to be recognized in 2007 with respect to stock options granted prior to 2007 (using the modified prospective transition method in accordance with FAS 123R that were not vested at the time that the Company transitioned to FAS 123R). All of the options that are taken into account for purposes of column (d) were granted under the Omnibus Plan. The fair value of the awards and the grant date values for such awards set forth below were in accordance with FAS 123R and the valuation methodology and assumptions set forth in Note 13 to this Form 10-K.

As the grants made to each of the directors listed above were made on the same dates in each of 2004, 2005, 2006 and 2007 (with the exception that Mr. Curlander, who was elected to the Board of Directors in August 2004, was not eligible for a 2004 grant, and Messrs. Hachigian and Morrison, who were elected to the Board of Directors in July 2005, were not eligible for a 2004 or 2005 grant), the grant date values listed below for each of the grants made in 2004, 2005, 2006 and 2007 are identical in respect of each non-management director. Each of the grants listed below vests ratably over three years on the first three anniversaries of the date of grant. The aggregate number of options held by each director listed above is shown in the table on page 138.

Grant Date	Number of Shares	Exercise Price	Grant Date Fair Value
February 5, 2007	10,500	$52.66	$14.45
February 1, 2006	10,500	$36.87	$9.72
February 2, 2005	10,500	$43.34	$10.14
February 4, 2004	10,800	$35.03	$10.52

3.	The amount listed reflects “above-market” earnings credited to Dr. Cohon under the Deferred Compensation Plan in respect of amounts credited to his interest account under the plan. For a discussion of how the amount of “above-market” earnings was determined, see the text accompanying the Non-qualified Deferred Compensation table set forth below under the heading “Executive Compensation.” No non-management director participates in any defined benefit pension plan.
4.	In the case of Mr. Anderson, the reported amount includes a distribution of $24,794 during 2007 for dividends paid on shares credited to him under the Directors’ Plan and $1,158 to compensate him for the taxes owed upon the receipt of Company product. For Dr. Cohon and Ms. Marshall, the amounts reported include $342 and $63, respectively, to compensate them for the taxes owed upon the receipt of Company products.
5.	Mr. Hardymon retired from the Board on May 3, 2007. Upon his retirement, he forfeited any of his previously granted stock options that had not vested as of that date. This resulted in a reversal in 2007 of financial accounting charges taken in prior years with respect to the award of such unvested options, resulting in the aggregate financial accounting charge in 2007 attributable to option awards to Mr. Hardymon being a negative number.

Each non-management director is paid a retainer fee of $13,000 per calendar quarter and receives $1,000 for attendance at each meeting of the Board of Directors or committee of the Board. Committee chairs are paid an additional $1,000 for their attendance at meetings of the committees they chair. Directors are also reimbursed for reasonable expenses incurred to attend meetings. In addition, directors are entitled to receive Company products at no cost in connection with their service on the Board.

Under the Directors’ Plan, a trust account holds shares of common stock for each participating director. Pursuant to the Directors’ Plan, the trust account is credited, at the time each non-management director is first elected to the Board, with shares of common stock equivalent in value to $100,000 based on the closing price of common stock on the last trading day before a Board member’s election to the Board. In addition, non-management directors have credited to their Plan accounts annually, on the day prior to each annual meeting, that number of shares of common stock equal in value to $35,000, based on that day’s closing price of the Company’s stock. Directors make a one-time election to have any dividends issued to the trust with respect to the Trane shares in their accounts either reinvested in shares or paid to them in cash annually with accrued interest. The trust shares do not result in direct ownership until the director ceases service on the Board and remain subject to the claims of the Company’s creditors while in the trust. If a director is removed for Cause, his or her interest in the trust is forfeited.

In connection with the spinoff to our shareholders of the common stock of our then wholly-owned subsidiary, WABCO, the trust received a distribution of WABCO shares on the same terms as all other shareholders of the Company. To treat each director on the same economic terms as the other shareholders, each director’s account under the trust was credited with the number of shares of WABCO stock that would have been distributed to such director had he or she directly held the shares of the Company credited to such account. Any dividends issued to the trust with respect to the WABCO shares in the directors’ accounts are reinvested in Trane shares.

The shares of Trane and WABCO stock held in the trust as of December 31, 2007 are reflected in the table below.

Outside Directors’ Trust

Name	Total Trane Shares in Trust	Total WABCO Shares in Trust	Total Shares in Trust
Steven E. Anderson	34,562	11,507	46,069
Jared L. Cohon	18,299	6,044	24,343
Edward E. Hagenlocker	14,060	4,644	18,704
Steven F. Goldstone	10,155	3,354	13,509
Ruth Ann Marshall	7,540	2,490	10,030
Paul J. Curlander	4,962	1,639	6,601
Kirk S. Hachigian	3,927	1,297	5,224
Dale F. Morrison	3,927	1,297	5,224

Under the Omnibus Plan, non-management directors are granted, on the same terms as options granted to Company employees, options to purchase shares of common stock with an exercise price equal to the average of the high and low sale price of common stock as reported on the NYSE on the date of grant. Options are typically granted in February each year. The number of Trane shares subject to options held by the non-management directors as of December 31, 2007 are reflected in the table below. In connection with the WABCO spinoff, except as provided below, each option then outstanding in respect of common stock of the Company was adjusted such that, in addition to the number of shares of the Company eligible for purchase thereunder, the holder was also afforded the right to purchase the number of shares of WABCO common stock that he or she would have received had the shares of the Company’s common stock subject to such options been outstanding shares at the record date. The aggregate exercise price of each stock option in respect of shares of the Company’s common stock was allocated between such shares and the related number of shares subject to options to purchase the WABCO common stock in accordance with the relative fair market values as of the time of the spinoff. Accordingly, each non-management director, except for Mr. Morrison, received options to purchase WABCO common stock in respect of services to the Company as a director. However, due to certain tax considerations, incentive stock options (“ISOs”) and options held by participants residing in Canada and Italy were adjusted using the concentrated approach, whereby the number of Company stock options and the exercise price of the options was adjusted based on the relative fair market value of the Company immediately before and after the WABCO spinoff. As Mr. Morrison resides in Canada, his options were concentrated into Company options.

The number of Trane and WABCO shares subject to options held by the non-management directors as of December 31, 2007 in respect of their services as members of the Company’s Board of Directors are reflected in the table below.

NUMBER OF SHARES SUBJECT TO OPTIONS HELD BY NON-

MANAGEMENT DIRECTORS

Name	Shares Subject to Options
	Trane	WABCO
(a)	(b)	(c)
Steven E. Anderson	55,200	18,400
Jared L. Cohon	100,200	33,400
Paul J. Curlander	31,500	10,500
Steven F. Goldstone	55,200	18,400
Kirk S. Hachigian	21,000	7,000
Edward E. Hagenlocker	60,201	20,067
James F. Hardymon	79,200	26,399
Ruth Ann Marshall	42,300	14,100
Dale F. Morrison	29,290	—

While it has been our standard practice to make annual stock option grants to our non-management directors in February of each calendar year, due to the proposed acquisition of the Company by Ingersoll Rand, no option grants have been made to any non-management directors in 2008.

The Company’s Deferred Compensation Plan permits directors to defer a portion of their fees into a cash account with a fixed annual return or a stock account deemed to be invested in notional shares of the Company’s common stock. In 2007, Mr. Curlander, Mr. Goldstone, Ms. Marshall and Mr. Morrison deferred all of their fees into the stock account and Dr. Cohon deferred all of his fees into the interest account.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of January 25, 2008, beneficial ownership of common shares of the Company by each Named Officer in the Summary Compensation Table in this Annual Report on Form 10-K, each director or director nominee, and by all directors and executive officers as a group. Unless otherwise indicated, each beneficial owner had sole voting and investment power with respect to the common stock held.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner	Shares Beneficially Owned	Options Exercisable Within 60 Days	Total	Percentage of Class
Frederic M. Poses(1),(2)	292,126	4,717,653	5,009,779	2.52
G. Peter D’Aloia(1)	47,225	750,000	797,225	*
W. Craig Kissel (1),(3)	112,532	781,699	894,231	*
Lawrence B. Costello(1),(4)	9,391	396,461	405,852	*
Mary Elizabeth Gustafsson(1)	6,781	72,199	78,980	*
Steven E. Anderson(5)	34,562	44,700	79,262	*
Jared L. Cohon(4),(5)	18,299	89,700	107,999	*
Paul J. Curlander(4),(5)	4,962	21,000	25,962	*
Steven F. Goldstone(4),(5)	16,155	44,700	60,855	*
Kirk S. Hachigian(5)	3,927	10,500	14,427	*
Edward E. Hagenlocker(4),(5)	14,060	49,701	63,761	*
Ruth Ann Marshall(4),(5)	10,540	31,800	42,340	*
Dale F. Morrison(4),(5)	3,927	14,645	18,572	*
All current directors and executive officers of the Company as a group (17) persons	674,998	7,593,628	8,268,626	4.09

*	Less than one percent
(1)

The number of shares shown for officers in the table above includes shares allocated to their accounts in the ESOP and the Savings Plan. As of January 25, 2008, the shares allocated to the Named Officers’ ESOP accounts are as follows: Mr. Poses, 1,879 shares; Mr. D’Aloia, 1,791 shares; Mr. Kissel, 7,468 shares; Mr. Costello, 1,788 shares and Ms. Gustafsson, 1,242. The shares allocated to the Named Officers’ Savings Plan accounts as of January 25, 2008 are as follows: Mr. Poses, 3,056 shares; Mr. D’Aloia 2,853 shares; Mr. Kissel, 13,407 shares, Mr. Costello, 2,876 shares and Ms. Gustafsson, 1,225. Participants in the ESOP and Savings Plan have shared voting power and no investment powers (other than in accordance with the diversification rules of the plans) for the shares under these plans.

(2)	Includes 284,191 shares Mr. Poses contributed to a charitable foundation that he controls.
(3)

The number of shares shown in the table includes shares of common stock issued as part of payouts under a former Long-Term Incentive Compensation Plan and a former Supplemental Incentive Compensation Plan. These shares are held in executive trusts and are voted by the trustees as recommended by the Company. Until termination of employment, a beneficiary of an executive trust cannot dispose of shares credited to his or her account. Mr. Kissel has been allocated 19,788 shares under these executive trusts. The shares held in these trusts by all executive officers as a group total 26,433.

(4)

Shares do not include deferred stock units allocated under the Company’s Deferred Compensation Plan as follows: Mr. Costello, 36,573 units; Dr. Cohon, 6,769 units; Mr. Curlander, 7,491 units; Mr. Goldstone, 11,874 units; Mr. Hagenlocker, 2,303 units; Ms. Marshall, 7,817 units and Mr. Morrison, 5,081 units. See the narrative discussion under the heading “Deferred Compensation Plan.”

(5)

Under the Directors’ Plan a trust account holds shares of common stock for each participating director. The shares are voted by the trustee on behalf of each participating director in accordance with the director’s instructions. The trust shares do not vest to direct ownership while the director is in office. Shares held under this plan are as follows: Mr. Anderson, 34,562; Dr. Cohon, 18,299; Mr. Curlander, 4,962; Mr. Goldstone, 10,155; Mr. Hachigian, 3,927; Mr. Hagenlocker, 14,060; Ms. Marshall, 7,540 and Mr. Morrison, 3,927.

Certain Significant Shareholders

As of January 25, 2008, unless otherwise indicated below, the following are beneficial owners of more than five percent of the outstanding common shares:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Berkshire Hathaway Inc.(1)	10,962,400	5.7
1440 Kiewit Plaza
Omaha, NE 68131
Trane Savings Plan(2)	10,505,948	5.4
Trane Employee Stock Ownership Plan(2)	9,643,291	5

(1)

In a Schedule 13G filed on February 14, 2008, Warren E. Buffett (an individual who may be deemed to control Berkshire Hathaway Inc.), Berkshire Hathaway Inc., OBH, Inc., National Indemnity Company, GEICO Corporation and Government Employees Insurance Company, as a filing group, reported that, as of December 31, 2007, it was deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to hold shared voting power and shared dispositive power with respect to the 10,962,400 shares reported in the table above.

(2)

The business address for the Savings Plan and ESOP is c/o Trane Inc., P.O. Box 6820, One Centennial Avenue, Piscataway, New Jersey 08855-6820. Fidelity Management Trust Company is the trustee of both the Savings Plan and the ESOP Plan. The trustee’s business address is 300 Puritan Way, Mail Zone-MM3H, Marlborough, Massachusetts 01752-3070.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the company’s equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights and RSUs		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	10,353,465	(1)	$24.59	4,450,413	(2)
Equity compensation plans not approved by security holders	4,397,430	(3)	$13.41	436,360	(4)

Total	14,750,895			4,886,773

(1)

Includes options to purchase 547,670 shares of Company stock under the shareholder-approved 1995 American Standard Companies Inc. Stock Incentive Plan (the “1995 Stock Incentive Plan”); also includes options to purchase 9,478,794 options and 327,001 restricted stock units under the shareholder-approved Omnibus Plan which replaced the 1995 Stock Incentive Plan.

(2)

As of December 31, 2007, after the grant of the options referenced in footnote (1), there remained 4,049,960 shares available for issuance under the Omnibus Plan. In addition to options, warrants or rights, the

Omnibus Plan, as amended in the manner described above, also provides for not more than 1,000,000 awards that may be issued in the form of restricted stock or restricted units. Also includes 400,453 shares available for issuance under the American Standard Companies Inc. Employee Stock Purchase Plan.

(3)

Includes options to purchase 4,012,868 shares under the 1995 Stock Incentive Plan; 103,954 share equivalents credited to participants’ accounts under the American Standard Companies Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”); and 280,608 share equivalents credited to participants’ accounts under the American Standard Inc. Supplemental Savings Plan (the “Supplemental Savings Plan”). Descriptions of the material features of the 1995 Stock Incentive Plan, the Deferred Compensation Plan and the Supplemental Savings Plan appear below.

(4)

Includes 379,601 shares remaining available for issuance under the Deferred Compensation Plan; and 56,759 shares remaining available for issuance under the American Standard Companies Inc. Supplemental Compensation for Outside Directors. A description of the material features of the Directors’ Plan appears below.

1995 Stock Incentive Plan

The 1995 Stock Incentive Plan was approved by the company’s shareholders in 1995, with 22,813,425 shares authorized for issuance under the Plan. Under the 1995 Stock Incentive Plan, awards may be granted to officers and other key executives and employees, in the form of incentive or non-qualified stock options, SARs, restricted stock and restricted units. Non-management directors are eligible to receive awards other than incentive stock options. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. Options awarded under the 1995 Stock Incentive Plan generally vest ratably over three years. In the event of a change of control of the Company, any outstanding stock options will become immediately exercisable and may be cashed out at the discretion of the participant, and the restricted period will lapse as to any outstanding restricted stock or restricted units.

The Board of Directors of the Company subsequently approved 20.7 million additional shares for issuance under the 1995 Stock Incentive Plan. The authorization of additional shares under the 1995 Stock Incentive Plan did not require the approval of shareholders and was not submitted for their approval. In February 2002, the Board of Directors of the Company authorized the Omnibus Plan as a replacement for the 1995 Stock Incentive Plan and submitted the Omnibus Plan to shareholders for their approval. With the approval of the Omnibus Plan by shareholders in May 2002, no further awards were issued under the 1995 Stock Incentive Plan, which expired on May 2, 2002 except with respect to awards outstanding on such date.

Deferred Compensation Plan

The Deferred Compensation Plan is an unfunded plan under which certain executive employees may defer receipt of all or part of long-term incentive awards and annual incentive awards and portions of base salary and commissions. Non-management directors are also eligible to defer annual retainer and meeting fees. Participants may choose to invest their deferrals into either share equivalents of Company stock or an interest-bearing cash account. Should the participant choose to defer into share equivalents, allocations to the share account are based on the fair market value of the shares on the date the deferred compensation would otherwise have been paid, without a discount of any kind. At the time of the deferral, the participant chooses the date and form of distribution, which can begin upon termination of employment, up to three years after termination of employment, or in a given year while still employed. Amounts deferred may be distributed earlier than scheduled upon the occurrence of certain triggering events. In the event of a change of control of the Company, all obligations under the Deferred Compensation Plan must be fully funded by the Company. Deferrals of amounts that were not earned and vested as of December 31, 2004 are subject to the regulations governing deferred compensation set forth in Section 409A of the Internal Revenue Code (“Section 409A”). On December 6, 2006, the Board of Directors reduced the amount of shares eligible for issuance under the Deferred Compensation Plan to 500,000 inclusive of shares previously issued under the Deferred Compensation Plan.

Supplemental Savings Plan

The Supplemental Savings Plan is an unfunded plan for the benefit of those ESOP, Savings Plan and Pension Plan participants, other than executive officers, whose ESOP, Savings Plan and Pension Plan-eligible compensation exceeds the limits of Section 401(a)(17) of the Internal Revenue Code. Participants in the ESOP and Savings Plan are credited annually with share equivalents of Trane stock in an amount that is meant to roughly compensate them for employer contributions to the ESOP and Savings Plan which are lost due to the limits of Section 401(a)(17). Participants receive dividend equivalents on their share equivalents in the form of additional share equivalents. Participants in the Pension Plan are credited annually with cash in an amount intended to compensate them for employer contributions to the Pension Plan which are lost due to the limits of Section 401(a)(17). The cash contributions earn interest at the same rate used to credit cash balances in the Pension Plan. In determining contributions credited under the Supplemental Savings Plan, only compensation up to $250,000 effective for the plan year beginning January 1, 2006 is considered. Generally, in order to receive a Plan allocation for a given year, participants must be employed with the Company on December 31 of such year. For participants who are hired on or after January 1, 2004, there is a three-year vesting requirement under the Supplemental Savings Plan. Within 45 days after termination of employment (six months after termination of employment for those considered key executives under Section 409A), participants receive a distribution from the Supplemental Savings Plan, in shares with respect to their vested share account balances and in cash with respect to their vested cash account balances. The Supplemental Savings Plan is designed as a parallel excess plan within the meaning of the NYSE rules regarding shareholder approval of equity compensation plans. Shares are available for issuance under the Supplemental Savings Plan as needed in connection with the operation of the ESOP and the Savings Plan.

Supplemental Compensation Plan for Outside Directors

The Supplemental Compensation Plan for Outside Directors (the “Director’s Plan”) is intended to promote an equity interest in the Company by its non-management directors. Under the terms of the Directors’ Plan, each non-management director, upon initial election to the Board, is allocated $100,000 worth of Company stock, based on the fair market value of the stock on the date immediately preceding the director’s election to the board, which is deposited in a grantor’s trust for the benefit of the director. In addition, directors have credited to their plan accounts annually, on the day prior to the annual meeting of the Company’s shareholders, that number of shares of common stock equal in value to $35,000 based on the closing price of the Company’s stock that day. These shares are distributed to the directors upon leaving their position as director. Directors make a one-time election to have any dividends issued to the trust with respect to the Trane shares in their accounts either reinvested in shares or paid to them in cash annually, with accrued interest.

In connection with the spinoff to our shareholders of the common stock of our then wholly-owned subsidiary, WABCO, the trust received a distribution of WABCO shares on the same terms as all other shareholders of the Company. To treat each director on the same economic terms as the other shareholders, each director’s account under the trust was credited with the number of shares of WABCO stock that would have been distributed to such director had he or she directly held the shares of the Company credited to such account Any dividends issued to the trust with respect to the WABCO shares in the directors’ accounts are reinvested in Trane shares.

Trane shares allocated to a director’s account are voted by the trustee as instructed by each director. In the event of a change of control of the Company, the directors are entitled to an immediate distribution of their plan assets from the trust, which, at their option, can be in either shares or the cash value of the shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

CGNC of the Board of Directors has adopted a written policy governing the review and approval or ratification of related person transactions. Under the policy a related person transaction is any transaction exceeding $120,000 in which the Company or a subsidiary, on the one hand, and an executive officer, director, holder of five percent or more of the Company’s voting securities or an immediate family member of such person, on the other hand, had or will have a direct or indirect material interest.

No related person transaction shall be approved or ratified if such transaction is contrary to the best interest of the Company. Unless determined otherwise by the CGNC, any related person transaction must be on terms that are no less favorable to the Company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances.

Unless the CGNC determines otherwise, any proposed related person transaction directly between an executive officer, director or immediate family member should be reviewed prior to the time the transaction is entered into. In addition, the policy provides that ordinary course transactions are not considered related person transactions, and therefore do not require approval under the Company’s related person transaction policy. An ordinary course transaction means a transaction that occurs between the Company or any of its subsidiaries and any entity (i) for which any related person serves as an executive officer, partner, principal, member or in any similar executive or governing capacity, or (ii) in which such related person has an economic interest that does not afford such related person control over such entity, and such transaction occurs in the ordinary course of business on terms and conditions that are no less favorable to the Company or, if applicable, a subsidiary than would otherwise apply to a similar transaction with an unrelated party. In addition, all immaterial relationships and transactions identified in the Instructions to Item 404(a) of Regulation S-K are incorporated into the policy, and accordingly, all such immaterial relationships or transactions are not related person transactions and do not require approval under the policy.

The General Counsel is responsible for making the initial determination as to whether any transaction constitutes a related person or ordinary course of business transaction and for taking all reasonable steps to ensure that all related person transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K are presented to the CGNC for pre-approval or ratification. If a related person transaction involves the General Counsel, the Chief Financial Officer shall perform the responsibilities under the policy. The CGNC shall review and assess the adequacy of the policy annually.

As discussed previously, on December 15, 2007, the Company entered into an Agreement and Plan of Merger with Ingersoll Rand and a wholly-owned subsidiary of Ingersoll Rand providing for the acquisition of the Company by Ingersoll Rand. As a result of the proposed merger and resulting change of control, our executive officers, including the Named Officers, and directors may receive certain payments and benefits under our Officers’ Severance Plan and Executive Supplemental Retirement Plan (“SERP”). For a more complete description of the payments and benefits our officers and directors may receive as a result of the proposed merger, see “Compensation Discussion and Analysis—Elements of Compensation—Payments Upon Severance or Change of Control”, “Executive Compensation—Corporate Officers’ Severance Plan” and “—Change of Control Benefits” in this Form 10-K. Members of the CGNC considered these matters when approving the transaction and determined that the transaction was in the best interest of the Company. There were no matters considered by the Board in determining director independence that would require disclosure pursuant to Item 407(a)(3) of Regulation S-K.

INDEPENDENCE STANDARDS FOR BOARD SERVICE

The Board of Directors has adopted independence standards for non-management directors to serve on the Board of Directors which meet and in some areas exceed the NYSE listing standards. Each director, other than Frederic M. Poses, the Company’s Chairman and Chief Executive Officer, satisfies the independence standards adopted and accordingly has no relationship with the Company (either directly or indirectly as a partner, shareholder or officer of an organization that has a relationship with the Company) other than serving as a director of, and owning stock and options in, the Company. A copy of our independence standards is attached as Exhibit 99.1 and is also available on our web site www.trane.com, by following the links “Investor Relations—Governance—Governance Principles—Definition of Director Independence.” [In addition, none of the Company’s directors and executive officers participated in any related person transactions nor were any other transactions considered by the Board in determining director’s independence.] For a discussion of the Company’s policy on related person transactions, please see “Certain Relationships and Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of Ernst & Young LLP, our independent registered public accounting firm. The independent auditor reports directly to the Audit Committee. As part of its responsibility, the Audit Committee established a policy to pre-approve all audit services and permissible non-audit services performed by the independent auditor. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.

The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its understanding and knowledge of the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.

The Audit Committee is mindful of the relationship between fees for Audit and permissible non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate relationship between the total amount of fees for audit and audit-related services and the total amount of fees for tax services and certain permissible non-audit services classified as “All Other Services.” Prior to the engagement of the independent auditor for an upcoming audit/non-audit service period, defined as a 12-month timeframe, Ernst & Young LLP submits to the Audit Committee for approval a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services:

Audit Services consist of services rendered by an external auditor for the audit of the Company’s annual consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards), the audit of internal control over financial reporting performed in conjunction with the audit of the annual consolidated financial statements and reviews of financial statements included in Form 10-Qs. Audit services includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

Audit-Related Services consist of assurance and related services (e.g., due diligence) by an external auditor that are reasonably related to audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, employee benefit plan audits, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation, audit-related litigation advisory services and consultation concerning financial accounting and reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act.

Tax Services consist of services performed by the independent auditor’s tax personnel except those included in audit services above. Tax services include those services rendered by an external auditor for tax compliance, tax consulting, tax planning, expatriate tax services, transfer pricing studies, tax planning, and tax issues related to stock compensation.

Other Non-Audit Services are any other permissible work that is not an audit, audit-related or tax service and includes administrative assistance related to expatriate services in 2006.

For each type of service, details of the service as well as estimated fees are reviewed and pre-approved by the Audit Committee as either an annual amount (in some cases subject to a variance of up to 10 percent) or specified stand-alone activity. Pre-approval of such services is used as the basis for establishing the spend level, and the Audit Committee requires the independent auditor to report detailed actual/projected fees versus the budget periodically throughout the year by category of service and by specific project.

Circumstances may arise during the 12-month period when it may become necessary to engage the independent auditor for additional services or additional effort not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

This review is typically done in formal Audit Committee meetings, however, the Audit Committee may delegate pre-approval to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

AUDIT AND NON-AUDIT FEES

Fees billed to the Company by Ernst & Young LLP for services rendered in 2007 and 2006 were as follows:

Type of Fees(1)	2007 ($ in thousands)	2006 ($ in thousands)
Audit Fees	$7,088	$10,546
Audit-Related Fees(2)	$6,934	$735
Tax Fees(2),(3)	$9,239	$2,734
All Other Fees(2)	$5	$192

(1)	For a description of the types of fees, see “Audit Committee’s Pre-Approval Policies and Procedures—Audit Services,” “—Audit-Related Services,” “—Tax Services” and “— Other Non-Audit Services.”
(2)

Costs related to the separation are as follows: 2007—$15.2 million (Audit-Related Fees—$6.7 million and Tax Services—$8.5 million) and 2006—$1.5 million (Audit-Related Fees—$0.6 million and Tax Services—$0.9 million).

(3)	Includes tax compliance fees of approximately $1.0 million in 2007 and $1.1 million in 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page No.
1. Financial Statements:

Consolidated Balance Sheet at December 31, 2007 and 2006	48

Years ended December 31, 2007, 2006 and 2005:

Report of Independent Registered Public Accounting Firm	46

Consolidated Statement of Income	47

Consolidated Statement of Cash Flows	49

Consolidated Statement of Shareholders’ Equity and Comprehensive Income	50

Notes to Consolidated Financial Statements	51

2. Financial statement schedules, years ended December 31, 2007, 2006, and 2005	156

I Condensed Financial Information of Registrant	156

II Valuation and Qualifying Accounts	160

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

TRANE INC.

EXHIBIT INDEX

(The Commission File Number of Trane Inc. (formerly American Standard Companies Inc.), the Registrant (sometimes hereinafter referred to as “Holding”), and for all Exhibits incorporated by reference, is 1-11415, except those Exhibits incorporated by reference in filings made by American Standard Inc. (the “Company”) the Commission File Number of which is 33-64450. Prior to filing its Registration Statement on Form S-2 on November 10, 1994, Holding’s Commission File Number was 33-23070.)

2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Holding and WABCO
Holdings Inc. (previously filed as Exhibit 2.1 to Holding’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

2.2	Stock and Asset Purchase Agreement, dated as of July 23, 2007, by and among Holding, ASD Acquisition Corp. and Ideal Standard International Holdings SARL (previously filed as Exhibit 2.1 to Holding’s Form 8-K filed on July 26, 2007, and herein incorporated by reference.)

2.3	Agreement and Plan of Merger, dated December 15, 2007, by and among Ingersoll-Rand Company Limited, Indian Merger Sub. Inc. and Holding (previously filed as Exhibit 2.1 to Holding’s Form 8-K filed on December 17, 2007, and herein incorporated by reference.)

3.1	Restated Certificate of Incorporation of Holding (previously filed as Exhibit 3(i) to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

3.2	Amendment to the Restated Certificate of Incorporation of Holding (previously filed as Exhibit 3 to Holding’s Form 10-Q for the quarter ended June 30, 2004, and herein incorporated by reference.)

3.3	Amendment to the Restated Certificate of Incorporation of Holding, filed herewith.

3.4	Amended and Restated By-laws of Holding (previously filed as Exhibit (3)(ii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.1	Form of Common Stock Certificate, filed herewith.

4.2	Form of Senior Debt Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee (previously filed as Exhibit (4)(i) to Amendment No. 1 to Registration Statement No. 333-32627 filed September 19, 1997, and herein incorporated by reference.)

4.3	Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York, Trustee (previously filed as Exhibit 4.1 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

4.4	First Supplemental Indenture dated as of January 15, 1998 between the Company, Holding and The Bank of New York, relating to the Company’s 7.375 percent Senior Notes due 2008, guaranteed by Holding (previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.)

4.5	Second Supplemental Indenture dated as of February 13, 1998 between the Company, Holding and The Bank of New York relating to the Company’s 7 1/8 percent Senior Notes due 2003 and 7 5/8 percent Senior Notes due 2010, guaranteed by Holding (previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1997, and herein incorporated by reference.)

4.6	Third Supplemental Indenture dated as of April 13, 1998 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 7 3/8 percent Senior Notes due 2005 (previously filed as Exhibit 4.2 to Holding’s Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.)

4.7	Fourth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of January 15, 1998 among the Company, Holding and The Bank of New York relating to the 8.25 percent Senior Notes due 2009 (previously filed as Exhibit (4)(x) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.8	Fifth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 8.25 percent Senior Notes due 2009 (previously filed as Exhibit (4)(xi) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.9	Sixth Supplemental Indenture dated as of May 28, 1999 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York relating to the 7.125 percent Senior Notes due 2006 (previously filed as Exhibit (4)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

4.10	Seventh Supplemental Indenture dated as of November 19, 2004 to the Indenture dated as of May 28, 1999 among the Company, Holding and The Bank of New York (previously filed as Exhibit 4.01 to Holding’s Form 8-K filed on November 19, 2004, and herein incorporated by reference.)

4.11	Rights Agreement, dated as of January 5, 1995, between Holding and Citibank N.A. as Rights Agent (previously filed as Exhibit (4)(xxv) to Holding’s Form 10-K for the fiscal year ended December 31, 1994, and herein incorporated by reference.)

4.12	Amendment No. 1 to Rights Agreement, dated as of January 13, 2003 between Holding and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(a) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003, and herein incorporated by reference.)

4.13	Amendment No. 2 to Rights Agreement dated as of February 6, 2003, between Holding and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(b) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.)

4.14	Amendment No. 3 to Rights Agreement dated August 20, 2003, between Holding and The Bank of New York, as Rights Agent (previously filed as Exhibit (1)(c) to Holding’s Form 8-A/A (Amendment No. 2) filed on August 20, 2003 and herein incorporated by reference.)

4.15	Amendment No. 4 to Rights Agreement dated December 15, 2007, between Holding and The Bank of New York, as Rights Agent (previously filed as Exhibit 4.1 to Holding’s Form 8-K filed on December 17, 2007, and herein incorporated by reference.)

4.16	Guaranty executed and delivered November 19, 2004, made by American Standard International Inc. to The Bank of New York (previously filed as Exhibit 4.02 to Holding’s Form 8-K filed on November 22, 2004, and herein incorporated by reference.)

4.17	Indenture dated as of April 1, 2005, between the Company, Holding, American Standard International Inc. and The Bank of New York Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Holding’s Form 8-K filed on April 1, 2005, and herein incorporated by reference.)

4.18	Form of 5 1/2 percent Senior Note Due 2015 (previously filed as Exhibit 4.20 to Holding’s S-4 filed on May 12, 2005, and herein incorporated by reference.)

10.1*	Amended and Restated Employment Agreement with Frederic M. Poses dated as of February 7, 2002 (previously filed as Exhibit (10)(iii) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.)

10.2*	Amendment to Employment Agreement with Frederic M. Poses dated October 6, 2004 (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on October 7, 2004, and herein incorporated by reference.)

10.3*	Employment Agreement with G. Peter D’Aloia dated December 3, 1999 (previously filed as
Exhibit (10)(iv) to Holding’s Form 10-K for the fiscal year ended December 31, 2000, and herein incorporated by reference.)

10.4*	Amendment to Employment Agreement with Frederic M. Poses dated December 15, 2007 (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on December 17, 2007, and herein incorporated by reference.)

10.5*	Summary of Employment Arrangement with G. Peter D’Aloia (previously filed as Exhibit 10.6 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.6*	Employment Agreement with Lawrence B. Costello dated May 1, 2000 (previously filed as Exhibit (10)(vi) to Holding’s Form 10-K for the fiscal year ended December 31, 2001, and herein incorporated by reference.)

10.7*	The American Standard Companies Inc. Employee Stock Purchase Plan, amended and restated as of July 1, 2002 (previously filed as Exhibit (10)(viii) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.8*	Trust Agreement for American Standard Companies Inc. Long-Term Incentive Compensation Plan and the American Standard Companies Inc. Supplemental Savings Compensation Plan, restated to include all amendments through October 4, 2007 (previously filed as Exhibit 10.4 to Holdings Form 10-Q for the quarter ended September 30, 2007, and herein incorporated by reference.)

10.9*	Trane Inc. Executive Supplemental Retirement Benefit Program, restated to include all amendments through December 6, 2007, filed herewith.

10.10*	American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.5 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.11*	Trust Agreement for the American Standard Companies Inc. Supplemental Compensation Plan for Outside Directors, restated to include all amendments through October 4, 2007 (previously filed as Exhibit 10.3 to Holding’s Form 10-Q for the quarter ended September 30, 2007, and herein incorporated by reference.)

10.12*	Trane Inc. Corporate Officer Severance Plan, restated to include all amendments through December 6, 2007, filed herewith.

10.13*	Trane Inc. Deferred Compensation Plan, as amended and restated as of December 6, 2007 except where otherwise stated, filed herewith.

10.14*	The American Standard Companies Inc. Stock Incentive Plan, restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.2 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.15*	Addendum to Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country (previously filed as Exhibit (10)(xii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

10.16*	Addendum to Stock Incentive Plan revised to comply with local regulations in France with respect to options granted in that country (previously filed as Exhibit (10)(xiii) to Holding’s Form 10-K for the fiscal year ended December 31, 1999, and herein incorporated by reference.)

10.17*	Second Addendum for French Participants to Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001 (previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.)

10.18*	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country (previously filed as Exhibit 10.2 to Holding’s Form 10-Q for the quarter ended June 30, 2004 and herein incorporated by reference.) The Plan was previously filed as Exhibit (10)(xix) to Holding’s Form 10-K for the fiscal year ended December 31, 2002 and herein incorporated by reference.

10.19*	The American Standard Companies Inc. 2002 Omnibus Incentive Plan, restated to include all amendments through May 3, 2007 (previously filed as Exhibit 10.1 to Holding’s Form 10-Q for the quarter ended June 30, 2007, and herein incorporated by reference.)

10.20*	American Standard Inc. Supplemental Savings Plan, restated to include all amendments through May 3, 2007, (previously filed as Exhibit 10.1 to Holding’s Form 10-Q for the quarter ended September 30, 2007, and herein incorporated by reference.)

10.21*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated July 7, 2004 (previously filed as Exhibit 10.32 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.22*	American Standard Companies Inc. Stock Option Grant to G. Peter D’Aloia, dated February 2, 2005 (previously filed as Exhibit 10.33 to Holding’s Form 10-K for the fiscal year ended December 31, 2004, and herein incorporated by reference.)

10.23*	American Standard Companies Inc. Change of Control Severance Plan, Restated to include all amendments through July 7, 2006 (previously filed as Exhibit 10.3 to Holding’s Form 10-Q for the quarter ended June 30, 2006, and herein incorporated by reference.)

10.24*	American Standard Companies Inc. Executive Savings Plan (previously filed as Exhibit 10.34 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.25	Five-Year Credit Agreement, dated as of May 31, 2007, among Holding and its wholly-owned subsidiaries, Company and American Standard International Inc. and certain other subsidiaries of Holding and the financial institutions listed herein, JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and BNP Paribas, Citibank, N.A. and Mizuho Corporate Bank, Ltd., as Document Agents (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on June 5, 2007, and herein incorporated by reference.)

10.26	364-Day Credit Agreement, dated as of May 31, 2007, among Holding and its wholly-owned subsidiaries, Company and American Standard International Inc. and certain other subsidiaries of Holding and the financial institutions listed herein, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and BNP Paribas, Citibank, N.A. and Mizuho Corporate Bank, Ltd., as Document Agents (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on June 5, 2007, and herein incorporated by reference.)

10.27*	Description of Compensation Arrangements for Non-Employee Directors (previously filed as Exhibit 10.38 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.28*	Form of Stock Option Agreement for U.S. Employees (previously filed as Exhibit 10.39 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.29*	Form of Stock Option Agreement for Non-U.S. Employees, (previously filed as Exhibit 10.40 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.30*	Description of Executive Life Insurance Benefit (previously filed as Exhibit 10.41 to Holding’s Form 10-K for the fiscal year ended December 31, 2005, and herein incorporated by reference.)

10.31*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on July 19, 2006, and herein incorporated by reference.)

10.32*	Form of Restricted Stock Unit Agreement for U.S. employees (previously filed as Exhibit 10.40 to Holding’s Form 10-K for the fiscal year ended December 31, 2006, and herein incorporated by reference.)

10.33*	Form of Restricted Stock Unit Agreement for non-U.S. employees (previously filed as Exhibit 10.41 to
Holding’s Form 10-K for the fiscal year ended December 31, 2006, and herein incorporated by reference.)

10.34	Tax Sharing Agreement, dated as of July 16, 2007, by and among Holding and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries. (previously filed as Exhibit 10.1 to Holding’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.35	Transition Services Agreement, dated as of July 16, 2007, by and between Holding and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to Holding’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.36	Employee Matters Agreement, dated as of July 16, 2007, by and between Holding and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to Holding’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.37	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among Holding and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to Holding’s Form 8-K filed on July 20, 2007, and herein incorporated by reference.)

10.38*	Leadership Sales Incentive Agreement with Dale F. Elliott dated February 5, 2007, filed herewith.

10.39*	Addendum to Leadership Sales Incentive Agreement with Dale F. Elliott dated April 2, 2007, filed herewith.

12	Ratio of Earnings to Fixed Charges, filed herewith.

21	Listing of Holding’s Subsidiaries, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

23.2	Consent of Hamilton, Rabinovitz & Associates, Inc., filed herewith.

24	Power of Attorney (Steven E. Anderson, Jared L. Cohon, Paul J. Curlander, Steven F. Goldstone, Kirk S. Hachigian, Edward E. Hagenlocker, Ruth Ann Marshall and Dale F. Morrison), filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Trane Inc.’s Definition of Director Independence, filed herewith.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANE INC.

By:	/s/ FREDERIC M. POSES
Frederic M. Poses Chairman and Chief Executive Officer

February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ FREDERIC M. POSES Frederic M. Poses	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	February 20, 2008

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2008

/S/ BRAD M. CEREPAK Brad M. Cerepak	Vice President and Controller (Principal Accounting Officer)	February 20, 2008

* Steven E. Anderson	Director	February 20, 2008

* Jared L. Cohon	Director	February 20, 2008

* Paul J. Curlander	Director	February 20, 2008

* Steven F. Goldstone	Director	February 20, 2008

* Kirk S. Hachigian	Director	February 20, 2008

* Edward E. Hagenlocker	Director	February 20, 2008

* Ruth Ann Marshall	Director	February 20, 2008

* Dale F. Morrison	Director	February 20, 2008

/S/ MARY ELIZABETH GUSTAFSSON Mary Elizabeth Gustafsson Attorney-in-fact		February 20, 2008

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME (Parent Company Separately)

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Equity in net income of subsidiaries	$286.3	$541.0	$556.3

Net income	$286.3	$541.0	$556.3

See Notes to Financial Statements.

SCHEDULE I–BALANCE SHEET (Parent Company Separately)

(Dollars in millions)

	December 31,
	2007	2006
ASSETS
Cash	$2.2	$0.5
Investment in subsidiaries	3,051.9	2,981.9

Total assets	$3,054.1	$2,982.4

LIABILITIES
Loans payable to subsidiaries	$2,515.9	$2,058.9

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 560,000,000 shares authorized: shares issued: 251,776,794 in 2007; 251,773,228 in 2006; and shares outstanding: 194,464,230 in 2007; 199,891,689 in 2006	2.5	2.5

Capital surplus	959.0	897.0
Treasury stock	(1,764.9)	(1,523.3)
Retained earnings	1,577.8	1,972.4
Accumulated other comprehensive income:
Deferred gain on hedge contracts, net of tax	1.4	3.3
Foreign currency translation effects	(127.8)	(138.9)
Unrealized losses on benefit plans, net of tax	(109.8)	(289.5)

Total shareholders’ equity	538.2	923.5

Total liabilities and shareholders’ equity	$3,054.1	$2,982.4

See Notes to Financial Statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS (Parent Company Separately)

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Net cash from operating activities	$—	$—	$—

Net cash from investing activities	—	—	—

Net cash from financing activities	1.7	0.4	—

Net change in cash and cash equivalents	1.7	0.4	—

Cash and cash equivalents beginning of year	0.5	0.1	0.1

Cash and cash equivalents end of year	$2.2	$0.5	$0.1

See Notes to Financial Statements.

SCHEDULE I–CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

NOTES TO FINANCIAL STATEMENTS (Parent Company Separately)

(A)	The Notes to the Consolidated Financial Statements of Trane Inc. are an integral part of these condensed financial statements.

(B)	The Parent Company owns 100 percent of the outstanding shares of common stock Trane U.S. Inc. and 100 percent of the shares of common stock of Trane International Inc.

(C)	The Company’s Board of Directors has approved a quarterly dividend of $0.16 per share of common stock. The dividend will be paid on March 20, 2008, to shareholders of record on March 3, 2008. On October 31, 2007 the Company’s Board of Directors approved an additional $750 million to purchase shares of the Company’s common stock in the open market. As of February 14, 2008, the unexpended authorization on current and prior programs totaled $804.1 million. Under the terms of the Merger Agreement with Ingersoll Rand, the Company is prohibited from purchasing shares of its common stock.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006, and 2005

(Dollars in thousands)

Description	Balance Beginning of Year	Additions Charged to Income	Deductions		Other Changes	Foreign Currency Translation Effects	Balance End of Year
2007:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$39,411	$14,637	$(16,156	)(A)	$2,140	$2,729	$42,761

2006:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$34,737	$13,998	$(9,932	)(A)	$(790)	$1,398	$39,411

2005:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$33,989	$13,080	$(13,956	)(A)	$1,740	$(116)	$34,737

(A)	Accounts charged off.