Form 10-Q
period 2008-03-31
TRANE INC.
filed 2008-05-09
CIK 836102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

☒  Large Accelerated filer    ☐  Accelerated filer    ☐  Non-Accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
May 6, 2008	196,707,734 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANE INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Sales	$1,711.4	$1,607.5
Cost of sales	1,234.5	1,151.3
Selling and administrative expenses	355.2	337.5

Operating income	121.7	118.7
Other expense	9.4	0.8
Interest expense	15.7	26.2

Income from continuing operations before income taxes	96.6	91.7
Income taxes	30.7	34.5

Income from continuing operations	65.9	57.2
Income from discontinued operations, net of income taxes	—	116.1

Net Income	$65.9	$173.3

Earnings per share
Basic net income per common share:
Income from continuing operations	$0.34	$0.29
Income from discontinued operations	—	0.57

Net Income	$0.34	$0.86

Diluted net income per common share
Income from continuing operations	$0.33	$0.28
Income from discontinued operations	—	0.56

Net Income	$0.33	$0.84

Cash dividends per share of common stock	$0.16	$0.18

Weighted-average common shares outstanding
Basic	195.3	200.6
Diluted	200.3	206.2

See accompanying notes

TRANE INC.

UNAUDITED SUMMARY CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$381.9	$902.5
Accounts receivable, less allowance for doubtful accounts: Mar. 2008-$43.9 ; Dec. 2007-$42.8	1,145.5	1,138.5
Inventories:
Finished products	528.8	426.8
Products in process	160.8	170.6
Raw materials	128.3	99.9
Future income tax benefits	76.5	78.9
Retained interest in securitization program	151.1	125.9
Other current assets	138.3	109.3

Total current assets	2,711.2	3,052.4
Facilities, at cost, net of accumulated depreciation: Mar. 2008-$348.9; Dec. 2007-$325.2	843.6	833.0
Goodwill	318.5	318.5
Long-term asbestos receivable	336.2	336.9
Long-term future income tax benefits	224.5	224.5
Other assets	340.4	332.0

TOTAL ASSETS	$4,774.4	$5,097.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks, including current maturities of long-term debt	$51.5	$372.3
Accounts payable	523.7	484.6
Accrued payrolls	236.3	279.0
Current portion of warranties	156.5	155.6
Taxes on income	41.9	122.2
Deferred revenue	228.2	228.7
Other accrued liabilities	568.2	596.7

Total current liabilities	1,806.3	2,239.1
Long-term debt	686.2	687.2
Other long-term liabilities:
Post-retirement benefits	321.9	311.5
Asbestos liability	622.7	628.2
Warranties	316.6	311.9
Other long-term liabilities	377.9	381.2

Total liabilities	4,131.6	4,559.1
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 560,000,000 shares authorized; shares issued: 251,776,794 in 2008; 251,776,794 in 2007; and shares outstanding: 196,166,527 in 2008; 194,464,230 in 2007	2.5	2.5
Capital surplus	967.4	959.0
Treasury stock, at cost: 55,610,267 shares in 2008; 57,312,564 shares in 2007	(1,712.8)	(1,764.9)
Retained earnings	1,612.3	1,577.8
Accumulated other comprehensive income:
Foreign currency translation effects	(114.4)	(127.8)
Deferred (loss) gain on hedge contracts, net of tax	(1.7)	1.4
Unrealized losses on benefit plans, net of tax	(110.5)	(109.8)

Total shareholders’ equity	642.8	538.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,774.4	$5,097.3

See accompanying notes

TRANE INC.

UNAUDITED SUMMARY CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$65.9	$173.3
Less: Income from discontinued operations, net of income taxes	—	116.1

Income from continuing operations	65.9	57.2
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	24.5	26.1
Amortization of capitalized software and other intangibles	6.6	6.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(3.0)	(2.5)
Non-cash compensation	25.3	25.4
Gain on sale of property, plant and equipment	1.0	0.5
Changes in assets and liabilities:
Accounts receivable	6.8	(70.9)
Inventories	(114.1)	(93.6)
Accounts payable	40.7	67.4
Other accrued liabilities and taxes	(61.5)	34.5
Post-retirement benefits	9.2	(11.8)
Net asbestos indemnity liability	(4.8)	(5.3)
Other current and long-term assets	(41.0)	0.9
Other long-term liabilities	1.5	26.7

Net cash (used in) provided by operating activities	(42.9)	61.2

Net cash (used in) provided by discontinued operating activities	(131.1)	45.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(30.1)	(27.5)
Investments in computer software	(5.9)	(5.3)
Proceeds from sale of non-strategic business	—	165.0

Net cash (used in) provided by investing activities	(36.0)	132.2

Net cash (used in) discontinued investing activities	—	(20.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6.5	8.0
Repayments of long-term debt	(321.1)	(1.8)
Net change in revolving credit facilities	(5.9)	(58.3)
Net change in other short-term debt	—	(19.0)
Dividend payments	(31.4)	(36.2)
Proceeds from exercise of stock options	28.5	22.9
Proceeds from issuance of shares to ESPP and excess tax benefit recognized upon exercise of stock options	5.1	10.2
Transfer (to) discontinued operations	—	(11.3)

Net cash (used in) financing activities	(318.3)	(85.5)

Net cash provided by discontinued financing activities	—	11.6

Effect of exchange rate changes on cash and cash equivalents	7.7	1.3
Effect of exchange rates on cash related to discontinued operations	—	1.2

Net (decrease) increase in cash and cash equivalents	(520.6)	147.7
Less: Net increase in cash related to discontinued operations	—	38.5
Cash and cash equivalents at beginning of period	902.5	232.9

Cash and cash equivalents at end of period	$381.9	$342.1

Cash interest paid	$20.7	$29.2
Cash taxes paid	$101.7	$23.4

See accompanying notes

TRANE INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Financial Statement Presentation

Trane Inc. (“the Company”) is a Delaware Corporation incorporated in 1988. “Trane” or the “Company” refers to the Company, or to the Company and Trane U.S. Inc. or Trane International Inc., each a wholly-owned subsidiary, including their subsidiaries, as the context requires.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. Certain reclassifications of amounts reported in prior years have been made to conform to the 2008 classifications. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the calendar year 2007, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2008.

Merger Agreement with Ingersoll Rand

On December 17, 2007, the Company announced that on December 15, 2007, it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll Rand (“Merger Sub”), providing for the acquisition of the Company by Ingersoll Rand, a publicly traded company on the NYSE. Subject to the terms and conditions of the merger agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll Rand. At the effective time of the merger, each outstanding share of common stock of the Company, other than shares owned by the Company or Ingersoll Rand and any dissenting shares, will be converted into the right to receive a combination of (i) 0.23 (the “Exchange Ratio”) of an Ingersoll Rand Class A common share and (ii) $36.50 in cash (the “Cash Consideration”), without interest. Under the merger agreement, in the event that the Company or Ingersoll Rand reasonably determines in good faith that it is necessary to do so, in order to complete the merger without a vote of Ingersoll Rand shareholders, the Cash Consideration may be increased by an amount up to $1.00 per share (with a corresponding reduction to the Exchange Ratio). The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and the receipt of certain required antitrust approvals and clearances. The Company and Ingersoll Rand have received all required antitrust approvals and clearances necessary to complete the transaction. Trane has set June 5, 2008, as the meeting date for its shareholders to vote on the Company’s proposed acquisition by Ingersoll Rand. Shareholders of record at the close of business on April 23, 2008, will be able to vote on the acquisition. If approved by shareholders, the proposed acquisition is expected to close on June 5, 2008 or as soon as administratively practical after that date.

Note 2. Discontinued Operations

On July 31, 2007, the Company completed the spinoff of its Vehicle Control Systems business into a new publicly traded company named WABCO Holdings Inc. (“WABCO”). On October 31, 2007, the Company completed the sale of its Bath and Kitchen business. The Vehicle Control Systems and Bath and Kitchen businesses have been presented as discontinued operations in all periods prior to the completion of the spinoff and sale, respectively.

Summary income statement information for the Vehicle Control Systems and Bath and Kitchen businesses for the three months ended March 31, 2007 are set forth below:

(Dollars in millions)	Vehicle Controls Systems	Bath and Kitchen
Sales	$558.8	$657.9

Pre-tax income from discontinued operations	$67.8	$16.9
Pre-tax gain on sale of non-strategic business	—	80.8
Separation costs	5.8	1.3
Income tax expense	17.8	24.5

Income from discontinued operations, net of income taxes	$44.2	$71.9

On March 30, 2007, the Company sold its Armitage Venesta business included within the Bath and Kitchen segment. The Company received proceeds of $165 million and recognized a pre-tax gain of $80.8 million, $56.8 million net of taxes. The pre-tax gain has been reflected in pre-tax gain on sale of non-strategic business in the above table.

Note 3. Comprehensive Income

Total comprehensive income consisted of the following:

	Three months ended March 31,
(Dollars in millions)	2008	2007
Net income	$65.9	$173.3
Foreign currency translation effects	13.4	4.2
Deferred (loss) on hedge contracts, net of tax	(3.1)	—
Unrealized losses on benefit plans, net of tax	(0.7)	(3.5)

Total comprehensive income	$75.5	$174.0

Note 4. Earnings Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended March 31, 2008 and 2007 included 4,926,283 and 5,637,375 weighted average incremental shares, respectively, for the assumed exercise of stock options. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in the money employee stock options after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended March 31, 2008 and 2007 excluded 239,677 and 1,176,464 shares associated with options to purchase shares of the Company’s stock, respectively, due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock for the three months ended March 31, 2008 and 2007, respectively.

Note 5. Capital Stock

On March 20, 2008, a dividend of $0.16 per share of common stock was paid to shareholders of record as of March 3, 2008, totaling $31.4 million. On March 20, 2007, a dividend of $0.18 per share of common stock was paid to shareholders of record as of March 1, 2007 totaling $36.2 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first quarter of 2008.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2007	251,776,794	(57,312,564)	194,464,230
Shares issued upon exercise of stock options / RSU vesting	—	1,194,530	1,194,530
Shares issued to ESOP	—	461,044	461,044
Shares issued to ESPP	—	50,247	50,247
Other shares issued or (reacquired), net	—	(3,524)	(3,524)

Balance, March 31, 2008	251,776,794	(55,610,267)	196,166,527

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. At March 31, 2008, the Company had an unexpended balance of $804.1 million available to repurchase shares under an authorization by the Board of Directors. There have been no share repurchases since September 28, 2007 and the Company is prohibited under the terms of the merger agreement with Ingersoll Rand from effecting further repurchases.

Note 6. Stock-Based Compensation

Under the terms of the merger agreement with Ingersoll Rand, the Company is prohibited from granting any new stock based compensation awards other than awards required by pre-existing contractual obligations. On February 6, 2008, pursuant to such obligations, the Company granted 150,000 options to purchase Trane common stock under the Company’s 2002 Omnibus Incentive Plan. Other than this award, there have been no stock-based compensation awards granted during the quarter ended March 31, 2008. The grant date fair value of the award issued during the first quarter of 2008 as calculated under the Black-Scholes option pricing model was, $10.47, which includes a risk-free interest rate of 2.64%, expected volatility of 26.0%, an expected holding period of 5 years, an expected forfeiture rate of 4.0% and a dividend yield of 1.43%. Total share-based compensation cost recognized during the first quarter of 2008 and 2007 was $5.3 million and $8.1 million, respectively. In the first quarter of 2007, $2.2 million of the total share-based compensation expense recognized is attributable to awards granted to Vehicle Control Systems and Bath and Kitchen employees and, as a result, has been reflected in discontinued operations.

Note 7. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2008:

(Dollars in millions)	2008
Balance of goodwill, beginning of year	$318.5
Acquisitions	—
Dispositions	—
Foreign exchange translation	—

Balance of goodwill as of March 31, 2008	$318.5

Note 8. Debt

At December 31, 2007, the Company had two primary credit agreements that provide the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion, available to all Borrowers as follows: (a) a five year, $1 billion multi-currency revolving credit facility expiring in 2012, and (b) a 364-day, $500 million multi-currency revolving credit facility. In addition, at December 31, 2007, the Company, through a foreign subsidiary, maintained a $50.0 million 364-day facility (“Canadian Facility”) to support operations in Canada. Effective January 30, 2008, the Company terminated its 364-day $500 million multi-currency revolver. On April 11, 2008, the Canadian Facility in the amount of $50 million was terminated. The Company will terminate its five year, $1 billion multi-currency revolving credit facility upon completion of the Company’s merger with Ingersoll Rand.

On February 1, 2008, the Company repaid the outstanding balance of $318.4 million on its 7 3/8 percent Senior Notes.

Note 9. Warranties, Guarantees, Commitments and Contingencies

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

The Company also sells a variety of extended warranty contracts for up to ten years on certain air conditioning products. Revenues from the sales of extended warranties are deferred and amortized on a straight-line basis over the terms of the contracts or based upon historical experience. Actual costs to satisfy claims on extended warranty contracts are charged to cost of sales as incurred and were $10.2 million and $9.2 million for the three months ended March 31, 2008 and 2007, respectively. Total warranty expense was $34.3 million and $31.6 million for the three months ended March 31, 2008 and 2007, respectively.

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Dollars in millions)	2008	2007
Balance of basic limited warranty costs accrued and deferred income on extended warranty contracts, beginning of period	$467.5	$412.6
Warranty costs accrued	25.3	24.9
Deferred income on extended warranty contracts sold	19.9	21.0
Warranty claims settled	(24.4)	(22.3)
Amortization of deferred income on extended warranty contracts	(15.2)	(13.9)
Decreases in warranty estimates made in prior periods	(1.2)	(2.5)
Foreign exchange translation effects	1.2	0.6

Balance of basic warranty costs accrued and deferred income on extended warranty contracts, end of period	473.1	420.4
Current portion included in current liabilities	156.5	135.9

Long-term warranty liability	$316.6	$284.5

Guarantees and Commitments

The Company has commitments and performance guarantees, including energy savings guarantees totaling $84.0 million as of March 31, 2008, extending from 2008 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2008 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

The Company fully and unconditionally guarantees the payment obligations under all the Company’s Senior Notes that were issued by its wholly owned subsidiary Trane U.S. Inc. The Company, Trane U.S. Inc., and Trane International Inc. guarantee obligations under the primary bank credit agreement.

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

If, after the initial decision is rendered in the European Commission investigation, ASE elects not to pursue an appeal of that initial decision, the Company has the right to require ASE and certain of the Company’s current and former subsidiaries to appeal the initial decision by the European Commission, if the failure to appeal would, in any way (as determined by the Company in good faith) prejudice the Company’s appeal of the initial decision. In the event the Company so forces ASE to appeal, the Company will be responsible for the defense costs associated with the appeal and any increased amount of the fine beyond the fine imposed in the initial decision, and ASE will remain obligated for the full amount of the initial fine (plus accrued interest) even if the initial fine is decreased as a result of the appeal. Other than under the specific circumstances described above, under the Indemnification Agreement the Company has no obligation for payment of any fine related to the European Commission investigation.

On February 23, 2005, the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice seeking information primarily related to the sale and marketing of bathroom fittings by its European affiliates from January 1997 to the date of subpoena. Because the Company has not been accused of any wrong- doing in this investigation, which is ongoing, the Company is unable to reasonably estimate the loss or range of loss that may result from it. The Company has cooperated fully with this investigation which has been dormant for over two years.

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

On or about June 5, 2007, the former distributor of Trane commercial products in Indonesia, PT Tatasolusi Pratama (“TSP”), filed suit in the South Jakarta District Court against the Company and four of the Company’s subsidiaries. The complaint alleges that the Company and its affiliates wrongfully terminated TSP’s alleged exclusive distributorship and appointed a subsidiary of the Company, defendant PT Trane Indonesia, as the new distributor. The complaint also alleges that the Company and its affiliates unlawfully acquired TSP’s customers. Finally, the complaint alleges that the Company and one of its subsidiaries violated a 1990 shareholder agreement and supplemental documents with TSP and its Singapore parent, Solutions Pte., by failing to form a business entity in Indonesia to market Trane products. In total, the complaint seeks approximately $69 million in damages. The Company and its subsidiaries intend to vigorously contest the allegations raised in the Complaint, which it believes lack merit, therefore, a liability related to this matter has not been recorded. On October 23, 2007, the Company and two affiliates filed a Statement of Claim in the High Court of the Republic of Singapore against TSP. The Statement of Claim seeks declarations that none of the defendants has an interest in the distribution of Trane products, or any rights of any kind, arising out of the 1990 shareholder agreement and related agreements, as well as injunctions restraining the defendants from commencing and/or maintaining lawsuits in Singapore and elsewhere in relation to an interest in the distribution of Trane products, or rights of any kind, allegedly arising out of the 1990 shareholder agreement and related agreements. The grant of such an injunction would effectively prohibit TSP and Solutions Pte. from continuing to prosecute the Indonesian litigation. On April 17, 2008, the Singapore court ordered an interim anti-suit injunction against TSP and two related parties prohibiting them from taking steps in the Indonesian lawsuit until after the Singapore court has ruled on the Company’s request for an anti-suit injunction. On April 23, 2008, the Singapore court set the hearing on the Company’s motion for an anti-suit injunction for July 1, 2008.

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

Asbestos Claims Activity

From receipt of the first asbestos claim more than twenty years ago through March 31, 2008, the Company has resolved 62,226 claims by settlement or dismissal. The Company and its insurance carriers have paid settlements of approximately $114.5 million, which represents an average payment per resolved claim of $1,839. The average payment per claim resolved during the three months ended March 31, 2008 and the year ended December 31, 2007 was $9,891 and $8,586, respectively.

The table below provides additional information regarding asbestos-related claims filed against the Company, reflecting updated information for all periods.

	Three months ended March 31, 2008	Year ended 2007	Cumulative Total
Open Claims—January 1,	104,333	104,104	N/A
New claims filed	838	3,057	174,497
Claims settled	(176)	(754)	(10,933)
Claims dismissed	(353)	(2,074)	(51,293)
Inactive claims	—	—	(7,629)

Open Claims—March 31,	104,642		N/A

Open Claims—December 31,		104,333	N/A

Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The Company’s total accrual for asbestos-related liabilities at March 31, 2008 and December 31, 2007 is $635.7 million and $641.2 million, respectively. The decrease of $5.5 million during the first three months of 2008 was due primarily to claims payments made by the Company during the quarter.

Asbestos Insurance Recovery

The Company is in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging the Company’s right to recovery. The Company filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted the Company’s motion to add 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. The Company engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time. During the mediation, the parties agreed to extensions of discovery deadlines and stays of discovery except for discovery necessary to facilitate the mediation process. The continued stay of discovery was confirmed by agreement at the most recent status conference with the court and mediator, which took place on November 26, 2007.

With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94 percent of the recorded receivable. The remaining six percent of the recorded receivable relates to policies for which the Company has not sought resolution of coverage because such policies were issued by parties whose coverage obligations are triggered at higher excess layers that are not expected to be reached in the near future. At March 31, 2008, 92 percent of the insurance recovery receivables is with carriers rated A or better by AM Best. This percentage excludes amounts that have been settled but not yet collected.

The Company estimates and records a receivable for amounts recoverable from its insurance carriers for asbestos claims that have been settled and paid, the reimbursable portion of incurred legal expenses, and the probable reimbursements relating to its estimated liability for pending and future claims. Please see Note 15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the methodology used by the Company to calculate the receivable and the factors considered by the Company when concluding that its insurance receivable including amounts in litigation is probable of recovery.

The total asbestos receivable is $342.2 million and $342.9 million at March 31, 2008 and December 31, 2007, respectively. The receivable decreased in the first quarter of 2008 primarily as a result of cash payments received from insurance companies, partially offset by the recoverable portion of incurred legal expenses.

Note 10. Effect of Recently Issued Accounting Standards

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

In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. FAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delayed the effective date of FAS 157 for one year to January 1, 2009, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted FAS 157 under the provisions of FSP 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In accordance with FAS 157, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices in active markets;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table identifies the assets and liabilities measured at fair value at March 31, 2008 and the inputs used to measure fair value.

(Dollars in millions)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Securitization—retained interest	$151.1			$151.1
Cross Currency Swap Payable	6.3		$6.3
Cash Equivalents	192.1	$192.1

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

The following table presents the activity of the Company’s retained interest associated with its U.S. accounts receivable securitization program.

(Dollars in millions)	US Securitization Program retained interest
Securitization program retained interest balance as of January 1, 2008	$125.9
Increases/(decreases)—receivables sold into the securitization program	25.9
Change in fair value	(0.7)

Securitization program retained interest balance at March 31, 2008	$151.1

Note 11. Operational Consolidation Expenses

During 2008, the Company incurred charges related to operational consolidation activities consisting principally of severance and related expenses as more fully described below.

During the first quarter of 2008, the Company recorded $1.0 million of operational consolidation expenses, of which $0.2 million were included in cost of sales and $0.8 million were included in selling and administrative expenses. Included in the $1.0 million was $0.5 million related to 2008 programs and $0.5 million related to programs that were initiated prior to 2008. The charge recorded in the first quarter of 2008 was primarily related to employee related costs and other costs associated with the consolidation of manufacturing and administrative functions. The Company incurred $0.3 million of operational consolidation expenses during the first quarter of 2007. The Company expended $1.8 million of cash on operational consolidation activities during the first three months of 2008.

Note 12. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2008:

	Three Months Ended March 31,
	2008	2008	2007	2007
(Dollars in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$8.5	$3.2	$5.7	$3.1
Interest cost on the projected benefit obligation	10.8	4.4	10.6	5.0
Less assumed return on plan assets	(14.3)	—	(13.8)	—

Amortization of prior service cost	1.9	(0.6)	1.8	(1.2)
Amortization of net (gain) loss	0.1	0.9	0.7	1.9

Net defined benefit cost	$7.0	$7.9	$5.0	$8.8

Accretion expense (income) reflected in “Other expense (income)”	$(3.5)	$4.4	$(3.2)	$5.0

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

In the first quarter of 2008, $0.4 million was contributed to domestic pension plans.

Note 13. Income Taxes

Provision for Income Taxes

The income tax provision from continuing operations for the first quarter of 2008 was $30.7 million, or 31.8% of pre-tax income, compared with a provision of $34.5 million, or 37.6% of pre-tax income in the first quarter of 2007. The income tax provision for the first quarter of 2008 included tax benefits of $1.5 million, which included the realization of $2.1 million of previously unrecognized tax benefits as a result of a favorable audit settlement. The first quarter of 2007 included $1.2 million of tax expense primarily related to adjustments of tax provisions of prior years to the final filed returns.

During the first quarter of 2008, the Company paid $104.5 million of taxes related to discontinued operations and such payments have been included in cash used by discontinued operating activities in the accompanying consolidated statement of cash flows. The payments primarily relate to taxes paid on the sale of the Bath and Kitchen business.

Note 14. Supplemental Consolidating Condensed Financial Information

All of the Company’s Senior Notes were issued by its 100 percent-owned subsidiary, Trane U.S. Inc. Trane Inc. (the “Parent Company”) and Trane International Inc. fully and unconditionally guarantee the payment obligations under these securities (the Company’s “Public Debt”). In lieu of providing separate audited financial statements for Trane U.S. Inc., the Company has included the accompanying consolidating condensed financial information. Management believes that separate financial statements of Trane U.S. Inc. are not material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of income and statements of cash flows for the three months ended March 31, 2008 and 2007, and balance sheets as of March 31, 2008 and December 31, 2007 for the Parent Company, Trane U.S. Inc., Trane International Inc.,

and the subsidiaries of the Parent Company which are not subsidiaries of Trane U.S. Inc. or Trane International Inc. (the “Other Subsidiaries”). None of the Other Subsidiaries guarantees the Public Debt of Trane U.S. Inc. The equity method of accounting is used to reflect investments of the Parent Company in Trane U.S. Inc. and Other Subsidiaries.

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

(Dollars in millions)	Parent Company	Trane U.S. Inc	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,211.6	$502.2	$5.4	$(7.8)	$1,711.4
Cost of sales	—	854.1	381.3	5.7	(6.6)	1,234.5
Selling and administrative expenses	—	274.3	81.2	0.1	(0.4)	355.2

Operating income (loss)	—	83.2	39.7	(0.4)	(0.8)	121.7
Other (income) expense	—	(0.4)	13.4	(2.8)	(0.8)	9.4
Interest expense	—	15.2	0.5	—	—	15.7
Intercompany interest expense (income)	—	32.1	(32.1)	—	—	—

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	36.3	57.9	2.4	—	96.6
Income taxes	—	13.8	16.0	0.9	—	30.7
Equity in net income of consolidated subsidiaries	65.9	—	—	—	(65.9)	—

Income from continuing operations	65.9	22.5	41.9	1.5	(65.9)	65.9
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income	$65.9	$22.5	$41.9	$1.5	$(65.9)	$65.9

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2008

(unaudited)

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$163.9	$213.9	$3.7	$—	$381.9
Accounts receivable	—	661.4	484.1	—	—	1,145.5
Inventories	—	592.1	225.8	—	—	817.9
Other current assets	—	315.5	42.6	7.8	—	365.9

Total current assets	0.4	1,732.9	966.4	11.5		2,711.2
Facilities	—	715.3	128.3	—	—	843.6
Goodwill	—	181.5	137.0	—	—	318.5
Investment in subsidiaries	3,154.5	—	—	—	(3,154.5)	—
Other long-term assets	—	863.6	30.5	7.0	—	901.1

Total assets	$3,154.9	$3,493.3	$1,262.2	$18.5	$(3,154.5)	$4,774.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable and current maturities of long-term debt	$—	$29.6	$21.9	$—	$—	$51.5
Other current liabilities	—	357.5	1,380.2	17.1	—	1,754.8

Total current liabilities	—	387.1	1,402.1	17.1	—	1,806.3
Long-term debt	—	685.4	0.8	—	—	686.2
Post-retirement benefits	—	297.2	24.7	—	—	321.9
Intercompany accounts	2,512.1	1,063.6	(3,335.2)	(240.5)	—	—
Other long-term liabilities	—	1,095.9	28.8	192.5	—	1,317.2

Total liabilities	2,512.1	3,529.2	(1,878.8)	(30.9)	—	4,131.6
Total shareholders’ equity (deficit)	642.8	(35.9)	3,141.0	49.4	(3,154.5)	642.8

Total liabilities and shareholders’ equity (deficit)	$3,154.9	$3,493.3	$1,262.2	$18.5	$(3,154.5)	$4,774.4

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Net cash (used)/provided by operating activities	—	(233.0)	59.2	(0.2)	—	(174.0)
Net cash used by investing activities	—	(24.6)	(11.4)	—	—	(36.0)
Net cash (used) provided by financing activities	(1.8)	(210.2)	(106.7)	0.4	—	(318.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	7.7	—	—	7.7

Net (decrease) increase in cash and cash equivalents	(1.8)	(467.8)	(51.2)	0.2	—	(520.6)
Cash and cash equivalents at beginning of year	2.2	631.7	265.1	3.5	—	902.5

Cash and cash equivalents at end of year	$0.4	$163.9	$213.9	$3.7	$—	$381.9

Cash reported in discontinued operations	$—	$—	$—	$—	$—	$—

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,192.8	$416.2	$4.6	$(6.1)	$1,607.5

Cost of sales	—	836.1	315.6	4.5	(4.0)	1,151.3
Selling and administrative expenses	—	252.6	86.1	—	(0.3)	337.5

Operating income (loss)	—	104.1	14.5	0.1	(1.8)	118.7
Other (income) expense	—	19.4	(16.5)	(2.1)	(1.8)	0.8
Interest expense	—	25.4	0.8			26.2
Intercompany interest expense (income)	—	15.0	(15.0)	—	—	—

Income from continuing operations before income taxes and equity in net income of consolidated subsidiaries	—	44.3	45.2	2.2	—	91.7
Income taxes	—	26.4	8.1	—	—	34.5
Equity in net income of consolidated subsidiaries	173.3	—	—	—	(173.3)	—

Income from continuing operations	173.3	17.9	37.1	2.2	(173.3)	57.2
Income (loss) from discontinued operations, net of income taxes	—	(26.1)	142.2	—	—	116.1

Net income	$173.3	$(8.2)	$179.3	$2.2	$(173.3)	$173.3

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(Dollars in millions)	Parent Company	Trane U.S. Inc.	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$—	$33.9	$68.1	$4.9	$—	$106.9
Net cash (used) provided by investing activities	—	(32.2)	144.4	—	—	112.2
Net cash (used) provided by financing activities	(0.2)	26.6	(97.3)	(3.0)	—	(73.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.5	—	—	2.5

Net (decrease) increase in cash and cash equivalents	(0.2)	28.3	117.7	1.9	—	147.7
Cash and cash equivalents at beginning of year	0.5	8.9	281.4	3.0	—	293.8

Cash and cash equivalents at end of year	$0.3	$37.2	$399.1	$4.9	$—	$441.5

Cash reported in discontinued operations	$—	$7.6	$91.8	$—	$—	$99.4

Note 14. Supplemental Consolidating Condensed Financial Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2007

(unaudited)

(Dollars in millions)	Parent Company	Trane U.S. Inc	Trane Int’l Inc.	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2.2	$631.7	$265.1	$3.5	$—	$902.5

Accounts receivable	—	689.2	449.2	0.1	—	1,138.5
Inventories	—	500.8	196.5	—	—	697.3
Other current assets	—	260.8	52.4	0.9	—	314.1

Total current assets	2.2	2,082.5	963.2	4.5	—	3,052.4
Facilities	—	690.4	142.6	—	—	833.0
Goodwill	—	181.5	137.0	—	—	318.5
Investment in subsidiaries	3,051.9	—	—	—	(3,051.9)	—
Other long-term assets	—	898.4	(12.1)	7.1	—	893.4

Total assets	$3,054.1	$3,852.8	$1,230.7	$11.6	$(3,051.9)	$5,097.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans payable and current maturities of long-term debt	$—	$343.2	$29.1	$—	$—	$372.3
Other current liabilities	—	515.0	1,329.7	22.1	—	1,866.8

Total current liabilities	—	858.2	1,358.8	22.1	—	2,239.1
Long-term debt	—	686.5	0.7	—	—	687.2
Post-retirement benefits	—	289.8	21.7	—	—	311.5
Intercompany accounts	2,515.9	2,705.0	(4,980.9)	(240.0)	—	—
Other long-term liabilities	—	1,096.6	42.0	182.7	—	1,321.3

Total liabilities	2,515.9	5,636.1	(3,557.7)	(35.2)	—	4,559.1
Total shareholders’ equity (deficit)	538.2	(1,783.3)	4,788.4	46.8	(3,051.9)	538.2

Total liabilities and shareholders’ equity (deficit)	$3,054.1	$3,852.8	$1,230.7	$11.6	$(3,051.9)	$5,097.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Merger Agreement with Ingersoll Rand

On December 17, 2007, the Company announced that on December 15, 2007, it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll Rand (“Merger Sub”), providing for the acquisition of the Company by Ingersoll Rand, a publicly traded company on the NYSE. Subject to the terms and conditions of the merger agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll Rand. At the effective time of the merger, each outstanding share of common stock of the Company, other than shares owned by the Company or Ingersoll Rand and any dissenting shares, will be converted into the right to receive a combination of (i) 0.23 (the “Exchange Ratio”) of an Ingersoll Rand Class A common share and (ii) $36.50 in cash (the “Cash Consideration”), without interest. Under the merger agreement, in the event that the Company or Ingersoll Rand reasonably determines in good faith that it is necessary to do so, in order to complete the merger without a vote of Ingersoll Rand shareholders, the Cash Consideration may be increased by an amount up to $1.00 per share (with a corresponding reduction to the Exchange Ratio). The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and the receipt of certain required antitrust approvals and clearances. The Company and Ingersoll Rand have received all required antitrust approvals and clearances necessary to complete the transaction. Trane has set June 5, 2008, as the meeting date for its shareholders to vote on the Company’s proposed acquisition by Ingersoll Rand. Shareholders of record at the close of business on April 23, 2008, will be able to vote on the acquisition. If approved by shareholders, the proposed acquisition is expected to close on June 5, 2008 or as soon as administratively practical after that date.

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

Financial Performance Overview

Following table presents the percentage of total sales for the Company by market:

	Three months ended March 31,
	2008	2007
Commercial	48%	48%
Parts, Services and Solutions	31%	27%
Residential	21%	25%

	100%	100%

The following discussion and analysis addresses changes in sales, expenses and pre-tax income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Approximately one-fourth of the Company’s business is outside the U.S., therefore, changes in exchange rates can have a significant impact on the reported results of operations when presented in U.S. Dollars. Changes in sales, expenses and pre-tax income excluding foreign exchange translation effects are calculated using current year sales, expenses and pre-tax income translated at prior year exchange rates. Presenting changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. The changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation.

Results of Operations for 2008 Compared with 2007

	Three months ended March 31,
				Excluding foreign exchange translation
(Dollars in millions)	2008	2007	% change reported	2008 adjusted Amount	% change adjusted
Sales	$1,711.4	$1,607.5	6.5%	$1,674.5	4.2%
Cost of sales	1,234.5	1,151.3	7.2%	1,207.7	4.9%

Gross profit	476.9	456.2	4.5%	466.8	2.3%
Selling and administrative expenses	355.2	337.5	5.2%	348.0	3.1%

Operating income	121.7	118.7	2.5%	118.8	0.1%
Other expense	9.4	0.8	N/A	9.4	N/A
Interest expense	15.7	26.2	(40.1)%	15.1	(42.4)%

Income from continuing operations before income taxes	96.6	91.7	5.3%	94.3	2.8%
Income taxes	30.7	34.5	(11.0)%	N/A	N/A

Income from continuing operations	$65.9	$57.2	15.2%	N/A	N/A

Overview

Income from continuing operations in the first quarter of 2008 as compared to 2007 benefited from increased sales and income from commercial air conditioning equipment and services. Income growth from the commercial equipment and services business was offset by lower income from the residential air conditioning business, which was impacted by lower sales volumes. In addition, income from continuing operations benefited from lower interest expense as the Company used cash balances on hand to continue to pay debt as it matured, partially offset by higher other expenses for merger advisory fees related to the previously announced pending Ingersoll Rand acquisition of Trane.

Sales

Sales from continuing operations increased 6.5% (4.2% excluding foreign exchange translation effects) to $1,711.4 million for the first quarter of 2008 from $1,607.5 million for the first quarter of 2007. Overall, sales benefited from price increases and higher volumes in commercial equipment systems, parts, services and solutions, which more than offset lower volumes in residential equipment sales. Sales benefited during the first quarter of 2008 from price increases of approximately $39 million, volume and mix increases of approximately $27 million and favorable foreign exchange translation of approximately $37 million.

Commercial equipment sales increased 5.7% (2.5% excluding foreign exchange translation effects) on a global basis. Within commercial equipment, global unitary sales were up 7.1% (4.5% excluding foreign exchange translation effects), and global applied sales were up 4.4% (0.7% excluding foreign exchange translation effects). Sales increased 21.0% (18.2% excluding foreign exchange translation effects) in the parts, services and solutions part of our business.

The commercial equipment market in the U.S. was up an estimated 5% year-over-year. Markets in Europe and the Middle East as well as Asia increased into the mid single digits. Globally, our orders were up 7% in the first quarter of 2008 as compared to 2007. In the Americas, total orders were up 3%. Internationally, our orders were up 17% in the first quarter of 2008. Backlog at the end of the quarter was $1,046 million, up 3% (excluding foreign exchange translation effects) from the first quarter of last year.

Sales of residential equipment declined 8.3% year-over-year, driven by a decrease in volume, which was partially offset by mix gains. The Company experienced lower volumes in compressor bearing units, furnaces and air handlers. The Company estimates that the decrease in sales volume was slightly better than the overall decrease in the residential market, which was impacted by lower new residential home construction and lower replacement rates in the remodeling and renovation market. The Company estimates that the motor bearing unit market, which includes compressor bearing units, furnaces and air handlers, declined approximately 12-13%. The Company also estimates that compressor bearing unit shipments for the total market were down 8-9% versus the first quarter of 2007.

Gross Profit

Gross profit increased by $20.7 million (an increase of $10.6 million excluding foreign exchange translation effects) in the first quarter of 2008 as compared to the first quarter of 2007. Gross profit benefited from price increases of approximately $39 million, favorable foreign exchange translation of approximately $10 million and productivity improvements of approximately $26 million, which include approximately $23 million from material savings initiatives and $3 million from other productivity related benefits. These improvements were partially offset by commodity cost increases of approximately $29 million, the impact of lower production volumes and higher material costs of approximately $14 million, labor cost escalations of approximately $5 million and volume and mix decreases of $3 million.

Selling and Administrative Expenses

Operating expenses increased by $17.7 million ($10.5 million excluding foreign exchange translation effects) in the first quarter of 2008 as compared to the first quarter of 2007. The increase in operating expenses was primarily driven by incremental investments in new product development and new service offerings of approximately $9 million and labor cost inflation of approximately $7 million. Operating expenses in 2008 also include approximately $2 million of costs associated with the conversion of independent sales offices to Company owned sales offices within certain markets of the residential air conditioning business as compared to no such costs in 2007.

Other Expense (Income)

Other expense was $9.4 million in the first quarter of 2008 compared to $0.8 million in the first quarter of 2007. The change primarily resulted from $5.4 million of merger advisory expenses related to the previously announced pending Ingersoll Rand acquisition of Trane and $4.9 million more of foreign exchange transactional losses, which was partially offset by $3.6 million of higher interest income due to higher balances of cash and cash equivalents.

Interest Expense

Interest expense decreased $10.5 million to $15.7 million in the first quarter of 2008 compared with $26.2 million in the first quarter of 2007 primarily due to lower average debt balances, as the Company used its cash balance to repay debt as it matured.

Income Taxes

The income tax provision from continuing operations for the first quarter of 2008 was $30.7 million, or 31.8% of pre-tax income, compared with a provision of $34.5 million, or 37.6% of pre-tax income in the first quarter of 2007. The income tax provision for the first quarter of 2008 included tax benefits of $1.5 million, which included the realization of $2.1 million of previously unrecognized tax benefits as a result of a favorable audit settlement. The first quarter of 2007 included $1.2 million of tax expense primarily related to adjustments of tax provisions of prior years to the final filed returns.

Liquidity and Capital Resources

Cash used in operating activities was $42.9 million for the first three months of 2008 as compared to cash provided by operating activities of $61.2 million for the first three months of 2007, a decrease of $104.1 million. Cash used in operating activities in the first quarter of 2008 included $1.0 million of proceeds related to insurance settlements as compared to $64.9 million in the first quarter of 2007. In addition, cash used in operating activities in 2008 included a $38.5 million reduction in cash advances under the U.S. accounts receivable securitization program due to lower accounts receivable balances within the residential air conditioning business in 2008 as compared to 2007. Lastly, cash used in operating activities in 2008 included the payment of $9.1 million of merger advisory fees related to the previously announced pending Ingersoll Rand acquisition of Trane.

Cash used in discontinued operating activities was $131.1 and cash provided by discontinued operating activities was $45.7 million for the three months ended March 31, 2008 and 2007, respectively. Cash used in discontinued operating activities in 2008 reflected $104.5 million of tax payments and $26.6 million of other separation related payments.

Free cash flow represented a use of $78.9 million during the first quarter of 2008 as compared to a source of $28.4 million in the first quarter of 2007. The decrease in free cash flow during the quarter was attributable to the reasons mentioned above. Management uses free cash flow when reviewing and assessing the performance of the business. Free cash flow is also one of several measures used to determine incentive compensation for certain employees. The following table reconciles free cash flow to cash flows provided (used) in operating activities.

	Three months ended March 31,
(Dollars in millions)	2008	2007
Net cash provided/(used) by operating activities	$(42.9)	$61.2
Other deductions or additions to reconcile to free cash flow:
Purchases of property, plant, equipment and computer software	(36.0)	(32.8)

Free cash flow	$(78.9)	$28.4

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

In investing activities, the Company made capital expenditures and investments in computer software of $36.0 million in the first three months of 2008 as compared to $32.8 million in the first three months of 2007. Cash used in financing activities for the three months ended March 31, 2008 was $318.3 million, which included the repayment of $318.4 million of 7 3/8 percent Senior Notes which matured on February 1, 2008 and $31.4 million of dividend payments. These payments were partially offset by $28.5 million of proceeds received from the exercise of stock options. The Company expects to draw on cash balances and use cash generated by operating activities to pay dividends to shareholders and to meet its financing requirements, including the repayment of maturing debt. Cash provided by operating and investing activities for the first three months of 2007 was $193.4 million. In 2007, the Company received $165.0 million of cash proceeds from the sale of the Armitage Venesta business within the Bath and Kitchen business. The remainder of the Bath and Kitchen business was sold in October 2007. In addition, financing activities used $85.5 million, which included dividend payments of $36.2 million.

On May 8, 2008, the board of directors approved the payment of a dividend of $0.16 per share of common stock to be paid on May 27, 2008, to shareholders of record on May 19, 2008. During the first three months of 2008, the Company did not repurchase shares of its common stock. The Company is prohibited under the terms of the merger agreement with Ingersoll Rand from effecting share repurchases.

At December 31, 2007, the Company had two primary credit agreements that provided the Company and certain subsidiaries (the “Borrowers”) with senior unsecured revolving credit facilities, aggregating $1.5 billion, available to all borrowers as follows: (a) a five year, $1 billion multi-currency revolving credit facility expiring in 2012 of which up to $250 million may be used for issuing letters of credit and up to $100 million for same-day, short-term borrowings, and (b) a 364-day, $500 million multi-currency revolving credit facility, of which up to $75 million can be used for same-day, short-term borrowings. Effective January 30, 2008, the Company terminated its 364-day $500 million multi-currency revolver. The five-year facility will terminate upon completion of the Company’s merger with Ingersoll Rand. The remaining primary credit agreement contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), the ratio of consolidated EBITDA to consolidated interest expense and a liquidity test. The Company is currently in compliance with the covenants contained in the credit agreement.

In addition, at December 31, 2007, the Company, through a foreign subsidiary, maintained a $50.0 million 364-day facility to support operations in Canada (the “Canadian Facility”). On April 11, 2008, the Canadian Facility was terminated.

At March 31, 2008, the Company’s total indebtedness was $737.7 million. The Company had remaining borrowing capacity under its primary bank credit agreement at March 31, 2008 of $956.7 million, after reduction for $43.3 million of outstanding letters of credit. In addition, the Company had available at March 31, 2008, $28.6 million under the Canadian Facility, and $107.6 million under other facilities that can be withdrawn by the banks at any time and outstanding letters of credit issued by other banks of $106.6 million as of March 31, 2008.

Debt securities (Senior Notes) sold under the 1998 Shelf Registration are issued by Trane U.S. Inc. and unconditionally guaranteed by Trane Inc. and Trane International Inc. These Senior Notes cannot be redeemed prior to their maturity date.

Consistent with prior quarters, at March 31, 2008, the Company was restricted from remitting approximately $46 million from China to the U.S. largely due to the absence of locally accumulated statutory earnings. The Company does not believe that such restrictions or other similar restrictions which may affect certain of the Company’s foreign subsidiaries will materially affect the Company’s liquidity. The Company does not rely on its cash balance in existence at any point in time to fund operations, but rather its ongoing cash flows from operations.

The Company believes that the combination of available cash, projected cash generation from operations and credit lines in place will be sufficient to meet the Company’s expected operating needs and planned capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

The Company employs several means to manage its liquidity and is not dependent upon any one source of funding. In addition to funds available from operating cash flows, bank credit agreements and the public and private debt and equity markets as described above, the Company uses two principal off-balance sheet techniques: operating leases and receivables financing arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment when cost effective to do so. Receivables financing arrangements are used to reduce borrowing costs. Future rental commitments under all non-cancelable leases have not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. To reduce its borrowing cost, during 2002 the Company established accounts receivable financing facilities in Europe and the U.S. The European Facility was terminated during 2007. The U.S facility is subject to annual renewals. The U.S. facility was renewed in September 2007 and will require renewal in September 2008. The amounts of receivables sold under the U.S. securitization program has not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has commitments and performance guarantees, including energy savings guarantees totaling $84.0 million as of March 31, 2008, extending from 2008 to 2027, under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2008 the Company has experienced one insignificant loss under such energy savings guarantees and considers the probability of any significant future losses to be unlikely and has therefore not recorded a liability for such guarantees.

Aggregate Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases, purchase obligations, unfunded pension and post-retirement benefit plans and certain other long-term liabilities that were summarized in a table of aggregate contractual obligations in our 2007 Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2007.

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

•

risks associated with ongoing obligations of the Company resulting from the completion of its separation plan, including potential post-closing purchase price adjustments and potential indemnification claims by the purchasers of the Bath and Kitchen business or by WABCO, and the ability of such parties to satisfy, when due, the obligations assumed by such parties in connection therewith, including, without limitation, the obligations of WABCO and its subsidiaries under the Indemnification Agreement relating to the potential fines imposed in connection with the European Commission Investigation described in further detail under Part II. Other Information—Item 1. Legal Proceedings.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 4T.	Controls and Procedures

Not applicable

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no significant changes since December 31, 2007.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has on several occasions since 1998 approved expenditures under a program to purchase shares of the Company’s common stock in the open market. The Company has continually stated publicly since 1998 its intention to repurchase shares of its common stock pursuant to those authorizations. On October 31, 2007, the Company’s Board of Directors approved $750 million to purchase shares of the Company’s common stock in the open market. As of March 31, 2008 the unexpended authorization on the current and prior programs totaled $804.1 million. During the first three months of 2008, the Company did not repurchase any shares of its common stock under these programs. The Company is prohibited under the terms of the merger agreement with Ingersoll Rand from effecting share repurchases.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE INC.

/s/ BRAD M. CEREPAK
Brad M. Cerepak Vice President and Controller (Principal Accounting Officer)

May 9, 2008

TRANE INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, American Standard Companies Inc. is 1-11415)

Exhibit No.	Description
10.1	Trane Inc. Change of Control Severance Plan, restated to include all amendments through May 8, 2008.

10.2	Trane Inc. Corporate Officer Severance Plan, restated to include all amendments through May 8, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.